Form 10-Q
period 2021-03-31
Priveterra Acquisition Corp.
filed 2021-06-15
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to.

Priveterra Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	001-39945	85-3940478
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

300 SE 2nd Street, Suite 600

Fort Lauderdale, FL

(754) 220-9229

Registrant’s Telephone Number, Including Area Code

Not Applicable

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 14, 2021, 31,000,000 shares of Class A common stock, par value $0.0001 per share, and  8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

PRIVETERRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRIVETERRA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$1,441,499	$—
Deferred offering costs	$1,000
Prepaid assets	696,830	—
Total Assets	2,138,329	81,000

Cash and marketable securities held in Trust Account	276,008,319	—
Total Assets	$278,146,648	$81,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$314,175	$21,000
Franchise tax payable	50,000	—
Working capital loans – related party	100,000	—
Due to related party	3,817	—
Promissory note – related party	203,817	38,588
Total current liabilities	467,992	59,588
Warrant liability	10,862,133	—
Deferred underwriters’ discount	9,660,000	—
Total liabilities	20,990,125	59,588

Commitments and Contingencies

Common stock subject to possible redemption, 25,215,652 and 0 shares as of March 31, 2021 and December 31, 2020, at redemption value of $10.00, respectively	251,956,520	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 2,384,348 and 0 shares issued and outstanding (excluding 25,215,652 and 0 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	252	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	(1,304,287)	24,310
Retained Earnings
Accumulated Deficit	4,999,059	(3,588)
Total stockholder’s equity	5,000,001	21,412
Total Liabilities and stockholders’ Equity	$278,146,648	$81,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS (Unaudited)

For the
three months ended
March 31, 2021

Formation and operating costs	$200,863
Loss from operations	200,863

Other income/(expense)
Unrealized gain on change in fair value of warrants	7,166,800
Transaction costs	655,046
Interest income	8,319
Total other income	6,520,073
Net Income	$6,319,210

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000
Basic and diluted net loss per share, Class B common stock	$0.92

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (Unaudited)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance—December 31, 2020	—	$—	6,900,000	$690	$24,310	$(3,588)	$21,412
Sale of 27,600,000 Units on February 11, 2021, net of warrant fair value	27,600,000	2,760	—	—	264,589,241	—	264,592,000
Excess cash over fair value for Private Placement Warrants	—	—	—	—	1,199,067	—	1,199,067
Offering costs	—	—	—	—	14,975,166	—	14,975,166
Net income	—	—	—	—	—	6,319,210	6,319,210
The maximum number of redeemable shares	25,215,652	2,508	—	—	250,837,451	(1,316,563)	252,156,522
Balance as of March 31, 2021	2,384,348	$252	6,900,000	$690	$—	$4,999,059	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

For the three
months ended
March 31, 2021
Cash Flows from Operating Activities:
Net income	$6,319,210
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(8,319)
Unrealized gain on change in fair value of warrants	(7,166,800)
Transaction costs	655,046
Changes in operating assets and liabilities
Prepaid assets	(696,830)
Franchise tax payable	50,000
Accounts payable and accrued expenses	293,175
Net cash used in operating activities	554,518

Cash flows from investing activities:
Principal invested into Trust account	276,000,000
Net cash used in investing activities	276,000,000

Cash flows from financing activities:
Due to related party	3,817
Proceeds from sale of Units, net of underwriter fee
Offering costs	360,212
Proceeds from issuance of Private Placement Warrants	7,820,000
Borrowing from Promissory Note	360,212
Repayment of promissory note	(73,780)
Proceeds from working capital loans	100,000
Net cash provided by financing activities	277,996,017

Net Change in Cash	1,441,499
Cash, beginning of the period	—
Cash, end of period	$1,441,499

Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of
Class A ordinary shares subject to possible redemption	$245,211,820
Change in Class A ordinary shares subject to possible redemption	$6,944,702
Deferred underwriters’ discount payable charged to additional paid in capital	$9,660,000
Initial Warrant liability	$18,028,933

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from November 17, 2020, the Company’s inception, through March 31, 2021, relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Priveterra Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on February 8, 2021 (the “Effective Date”). On February 11, 2021, the Company consummated an IPO of 27,600,000 units at $10.00 per unit (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,213,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per warrant, which is discussed in Note 5. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, generating gross proceeds of $7,820,000.

Transaction costs of the IPO amounted to $15,630,212 consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees, and $450,212 of other offering costs. Of the transaction costs, $655,046 is included in transaction costs on the statement of operations and $14,975,166 is included in equity.

Trust Account

Following the closing of the IPO on February 11, 2021, $276,000,000 (approximately $10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, if any, the proceeds from the Company’s IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial business combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Liquidity and Capital Resources

The Company’s liquidity needs up to February 11, 2021, the date of the IPO, had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 6) for the founder shares and the loans under an unsecured promissory note from the Sponsor of $73,295 (see Note 6). In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6).

The Company’s IPO was on February 11, 2021.  As of March 31, 2021, the Company had approximately $1.4 million in its operating bank account, and working capital of approximately $1.7 million.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the working capital for identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, Business Combination.

Note 2 — Revision of Financial Statements

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 9,200,000 Public Warrants that were included in the Units issued by the Company in its IPO and (ii) the 5,213,333 Private Placement Warrants (see Note 4, Note 5 and Note 8). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.  In the Company’s 8-K dated February 18, 2021 the Company reported the value of the warrants in equity.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to revise the accounting of the Company’s Warrants.

The following tables summarize the effect had the financial statements been restated on each financial statement line item as of the date indicated:

w
	As Previously Reported	Adjustment	As restated
Balance Sheet at February 11, 2021
Warrant liability	$—	$18,028,933	$18,028,933
Total Liabilities	11,007,558	18,028,933	29,036,491
Class A common stock subject to possible redemption,	263,240,750	(18,028,930)	245,211,820
Class A common stock	128	180	308
Additional paid-in capital	5,013,670	652,382	5,666,052
Accumulated deficit	(14,481)	(652,565)	(667,046)
Total Stockholders’ Equity	$5,000,007	$(3)	$5,000,004

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.4 million in cash and did not have any cash equivalents as of March 31, 2021. At December 31, 2020 the Company had no cash or cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury bills.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of March 31, 2021, offering costs totaling $15,630,212 (consisting of $5,220,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $450,212 of other offering costs) were recognized with $ 655,046 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $14,975,166 included in stockholders’ equity.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and Private Placement since the average market price of the Company's Class A common stock for the three months ended March 31, 2021 was below the Warrants' $11.50 exercise price. As a result, diluted income per common stock is the same as basic net income per common share for the period presented.

The Company’s statements of operations include a presentation of net income per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of loss per common stock. Net income per Class A common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Common Stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class A and Class B Common Stock is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Common Stock, by the weighted average number of non-redeemable Class A and Class B Common Stock outstanding for the periods. Non-redeemable Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

For the three
months ended
March 31,
2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common stock subject to possible redemption
Accretion of interest income on marketable securities held in trust	$8,319
Less: interest available to be withdrawn for payment of taxes	8,319
Net income allocable to Class A common stock subject to possible redemption	$—
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A Common Stock, Basic and Diluted	27,600,000
Basic and Diluted net income per share, Redeemable Class A Common Stock	$0.00

Class B Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$6,319,210
Redeemable Net Earnings	—
Non-Redeemable Net Income	$6,319,210
Denominator: Weighted Average Class B Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000
Basic and diluted net income per share, Class B common stock	$0.92

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry for condensed wards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred taxes were de minimums as of March 31, 2021.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in the Company’s condensed financial statements and prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only significant tax jurisdiction.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results condensed of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted, would have a material effect on the accompanying financial statements.

Note 4 — Initial Public Offering

On February 11, 2021, the Company sold 27,600,000 Units, at a purchase price of $ 10.00 per Unit, which includes the full exercise by the underwriters of their option to purchase an additional 3,600,000 Units at $10.00 per Unit. Each unit that the Company is offering has a price of $10.00 and consists of one share of Class A common stock, and one-third warrant to purchase one share of Class A common stock (“Public Warrant”). Each Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months after the closing of the Company’s IPO on February 11, 2021 and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. (see Note 7).

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

Warrants — Each whole warrant entitles the holder to purchase one Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any founder shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (the “Newly Issued Price”) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “— Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”)
●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination as described elsewhere in the IPO) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders; and
●	if the last sale price of our Class A common stock is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms (except as described above with respect to a holder’s ability to cashless exercise its warrants) as the outstanding public warrants, as described above.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,213,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $7,820,000.

Each Private Placement Warrant was identical to the Public Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, and (iii) may be exercised by the holders on a cashless basis. The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 18 months (or up to 24 months if the Company extends the period of time) from the closing of the Company’s IPO on February 11, 2021 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its initial Business Combination within 18 months (or up to 24 months if the Company extends the period of time) from the closing of the Company’s IPO on February 11, 2021. In addition, the Company’s Sponsor has agreed to vote any founder shares held by them and any public shares purchased during or after the Company’s IPO (including in open market and privately negotiated transactions) in favor of the Company’s initial Business Combination.

Note 6 — Related Party Transactions

Founder Shares

On December 17, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B common stock, par value $0.0001 (the “Founder Shares). On February 8, 2021, as part of an upsizing of the IPO, the Company effected a stock split in which each issued share of Class B Common Stock that was outstanding was converted into one and two tenths shares of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares. The founder shares included an aggregate of up to 900,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise of their over-allotment option, the 900,000 shares were no longer subject to forfeiture.

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

Promissory Note – Related Party

On December 17, 2020, the Sponsor agreed to loan the Company up to $75,000 to be used for a portion of the expenses of the IPO. On January 13, 2021, the Sponsor agreed to loan the Company up to an additional $50,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2021 or the closing of the IPO. The loan will be repaid upon the closing of the IPO out of the offering proceeds. As of March 31, 2021 and December 31, 2020, the Company had $0 and  $38,588 borrowings under the promissory note.

Working Capital Loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had $100,000 and $0 borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on February 8, 2021, to pay up to $25,000 per month for administrative and other services, of which $10,000 per month will be paid to the Sponsor for office space and administrative services provided to members of the management team and up to $15,000 will be used to compensate the Company’s Chief Operating Officer and Chief Financial Officer and Chief Legal Officer and Secretary for a portion of their time spent on the Company’s affairs. Upon completion of the Company’s Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021 $41,965 was recognized in the statement of operations and $50,000 had been paid.

Note 7 — Commitments and Contingencies

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2020 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 2,384,348 and no shares of Class A common stock issued or outstanding (excluding 25,215,652 and 0 shares subject to redemption), respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At March 31, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Note 9 —Recurring Fair Value Measurements

Investment Held in Trust Account

As of March 31, 2021, the investments in the Company’s Trust Account consisted of $182 in cash and $276,008,137 in U.S. Treasury Bills. All of the U.S. Treasury Bills mature on July 8, 2021. The Company classifies its U.S. Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities.” Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2021 are as follows:

	Carrying	Amortization	Gross	Fair Value
	Value/Amortized	of Bond	Unrealized	as of
	Cost	Discount	Gain	March 31, 2021
U.S. Money Market	$182	$—	$—	$182
U.S. Treasury Bills	—	8,319	—	—
	—	8,319	—	—

Fair values of its investments are classified as Level 1 utilizing quoted prices (unadjusted) in active markets for identical assets.

Warrant Liability

At March 31, 2021 and December 31, 2020, the Company’s warrants liability was valued at $10,862,133 and $0. Under the guidance in ASC 815-40 the warrants do not meet the criteria for equity treatment. As such, the warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Recurring Fair Value Measurements

All of the Company’s permitted investments consist of U. S. Treasury Bills. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair values of the Private Placement and Public Warrant liabilities are classified within Level 3 of the fair value hierarchy. For the period ending March 31, 2021 there were to transfers into or out of Level 1, Level 2 or Level 3 classification.

The following table presents fair value information as of March 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Bills	$276,008,319	$276,027,912	$—	$—
Liabilities:
Private Placement Warrants	$3,962,133	—	—	$3,962,133
Public Warrants	$6,900,000	—	—	$6,900,000

Measurement

The Company established the initial fair value for the Warrants on February 11, 2021, the date of the consummation of the Company’s IPO. On March 31, 2021 the fair value was remeasured. For both periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-third of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Warrants and the modified Black-Scholes model were as follows at initial measurement and at March 31, 2021:

	February 11, 2021
Input	(Initial Measurement)	March 31, 2021
Risk-free interest rate	0.46%	0.92%
Expected term (years)	5.0	5.0
Expected volatility	23.0%	15.0%
Acquisition probability	80%	80%
Exercise price	$11.50	$11.50

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3 for the period ended March 31, 2021.

Fair value at issuance February 11, 2021	$18,028,933
Change in fair value	(7,166,800)
Fair Value at March 31, 2021	$10,862,133

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Priveterra Acquisition Corp.,” “our,” “us” or “we” refer to Priveterra Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on November 17, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our Sponsor is Priveterra Sponsor, LLC, a Delaware limited liability company. The registration statement for the Initial Public Offering was declared effective on February 8, 2021. On February 11, 2021, we consummated the Initial Public Offering of 27,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, and incurring offering costs of approximately $5,520,000, inclusive of approximately $9,660,000 in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 5,213,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds to us of approximately $7,820,000.

Upon the closing of the Initial Public Offering and the Private Placement, $276,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in the Trust Account and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We will only have 24 months from the closing of the Initial Public Offering, or February 11, 2023, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to us to fund our working capital requirements (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation. Our Sponsor and our executive officers and independent director nominees (the “initial stockholders”) entered into a letter agreement with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial stockholders or any of our officers, directors or affiliates acquire shares of common stock in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.4 million in our operating bank account and working capital of approximately $1.7 million.

Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and loans under an unsecured promissory note from the Sponsor of $73,295. On February 15, 2021, we issued an unsecured convertible promissory note to our Sponsor, pursuant to which we may borrow up to $1,500,000 from our sponsor for ongoing expenses reasonably related to our business and the consummation of an initial business combination. All unpaid principal under the convertible note will be due and payable in full on the earlier of (i) February 11, 2023 and (ii) the effective date of our initial business combination. Our Sponsor will have the option, at any time on or prior to such maturity date, to convert any amounts outstanding under the convertible note into warrants to purchase shares of our Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering. As of March 31, 2021, we had borrowed $100,000 under this unsecured convertible promissory note.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds to pay existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. Additionally, we will recognize unrealized gains or loss related to our Warrants. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $6,319,210, which is driven by an unrealized gains of $7,166,800 on our warrants and $8,319 in interest income from investments held in our Trust Account. Partially offsetting our income is $108,450 in general and administrative costs, $41,963 of general and administrative services expenses - related party, $50,450 of franchise tax expense, and $655,046 in initial public offering transaction costs.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities are first listed on the Nasdaq Stock Market, we agreed to pay the Sponsor up to $25,000 per month for administrative and other services, of which $10,000 per month will be paid to the Sponsor for office space and administrative services provided to members of the management team and up to $15,000 will be used to compensate the Company’s Chief Operating Officer and Chief Financial Officer and Chief Legal Officer and Secretary for a portion of their time spent on the Company’s affairs. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Registration Rights

The initial stockholders and holders of the Private Placement Warrants will be entitled to registration rights pursuant to a registration rights agreement. The initial stockholders and holders of the Private Placement Warrants will be entitled to make up to three demands, excluding short form registration demands, that register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 3,600,000 additional Units to cover any over-allotments, at the initial public offering price less the underwriting discounts and commissions. The warrants that were issued in connection with the 3,600,000 over-allotment Units are identical to the public warrants and have no net cash settlement provisions.

We paid an underwriting discount of 2% of the per Unit offering price, or approximately $5,520,000 million in the aggregate at the closing of the Initial Public Offering, and agreed to pay an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross offering proceeds, or approximately $9,660,000 in the aggregate upon the Company’s completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

Critical Accounting Policies

Derivative Financial Instruments

We evaluates our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. We apply this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 25,215,652 Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 4,804,444 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

Our unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $8,319 for the three months ended March 31, 2021, net of applicable taxes available to be withdrawn from the Trust Account of approximately $8,319 for the three months ended March 31, 2021, resulting in net income of $0 for the three months ended March 31, 2021, by the weighted average number of Class A common stock outstanding for each period. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income of $6,319,210 for the three months ended March 31, 2021, less income attributable to Class A common stock of $0, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, solely due to the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2020.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Our internal control over financial reporting did not result in the proper classification of our warrants within our previously issued balance sheet as of February 11, 2021. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities, instead of equity, with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the February 11, 2021 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus relating to the Initial Public Offering dated February 8, 2021 filed with the SEC on February 8, 2021, except for the below.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our 9,200,000 public warrants and 5,213,333 private placement warrants, and determined that the Warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 17, 2020, our Sponsor purchased an aggregate of 5,750,000 founder shares for a purchase price of $25,000, or approximately $0.004 per share, of which up to 900,000 shares were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise of their over-allotment option, the 900,000 shares are no longer subject to forfeiture. On February 8, 2021, as part of an upsizing of our initial public offering, we effected a stock split in which each issued share of Class B common stock that was outstanding was converted into one and two tenths shares of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock issued and outstanding.

Prior to the initial investment in the company of $25,000 by our Sponsor, the Company had no assets, tangible or intangible. The per share price was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.

Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our Sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our Sponsor is to act as the Company’s sponsor in connection with this offering. The limited liability company agreement of our Sponsor provides that its membership interests may only be transferred to our officers or directors or other persons affiliated with our Sponsor, or in connection with estate planning transfers.

Substantially concurrently with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 5,213,333 warrants (the “Private Placement Warrants”) to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,820,000. The Private Placement Warrants are identical to the Warrants sold in the Initial Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Oleg Grodnensky
	Name:	Oleg Grodnensky
	Title:	Chief Financial Officer

Dated: June 14, 2021