Form 10-Q
period 2021-06-30
Priveterra Acquisition Corp.
filed 2021-08-16
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

As of August 12, 2021, 31,000,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

PRIVETERRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRIVETERRA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash	$988,855	$—
Deferred offering costs	—	81,000
Prepaid assets	391,533	—
Total Current Assets	1,380,388	81,000

Prepaid assets – non-current	197,951	—
Cash and marketable securities held in Trust Account	276,037,035	—
Total Assets	$277,615,374	$81,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$102,950	$21,000
Franchise tax payable	100,000	—
Due to related party	3,495	—
Promissory note – related party	—	38,588
Total current liabilities	206,445	59,588

Warrant liability	14,585,600	—
Deferred underwriters’ discount	9,660,000	—
Total liabilities	24,452,045	59,588

Commitments and Contingencies

Common stock subject to possible redemption, 24,816,332 and 0 shares as of June 30, 2021 and December 31, 2020, at redemption value of $10.00, respectively	248,163,320	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 2,783,668 or 0 shares issued and outstanding (excluding 24,816,332 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	278	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	2,708,613	24,310
Retained earnings (accumulated deficit)	2,290,428	(3,588)
Total stockholders' equity	5,000,009	21,412
Total Liabilities and Stockholders’ Equity	$277,615,374	$81,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	six months ended	three months ended
	June 30, 2021	June 30, 2021

Formation and operating costs	$599,306	$398,443
Loss from operations	(599,306)	(398,443)

Other income/(expense)
Unrealized gain on change in fair value of warrants	3,511,333	(3,655,467)
Offering costs	(655,046)	—
Interest income	37,035	28,716
Total other income/(expense)	2,893,322	(3,626,751)

Net Income/(Loss)	$2,294,016	$(4,025,194)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	27,600,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000
Basic and diluted net income/(loss) per share, Class B common stock	$0.33	$(0.58)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Equity
Balance—December 31, 2020	—	$—	6,900,000	$690	$24,310	$(3,588)	$21,412
Sale of 27,600,000 Units on February 11, 2021, net of warrant fair value	27,600,000	2,760	—	—	264,589,241	—	264,592,000
Excess cash over fair value for Private Placement Warrants	—	—	—	—	1,199,067	—	1,199,067
Offering costs	—	—	—	—	(14,975,166)	—	(14,975,166)
Net income	—	—	—	—	—	6,319,210	6,319,210
The maximum number of redeemable shares	(25,215,652)	(2,508)	—	—	(250,837,451)	(1,316,563)	(252,156,522)
Balance as of March 31, 2021(unaudited)	2,384,348	$252	6,900,000	$690	$—	$4,999,059	$5,000,001

Net loss	—	—	—	—	—	(4,025,194)	(4,025,194)
Proceeds received in excess of fair value for Working Capital Loan conversion into Private Placement Warrants	—	—	—	—	32,000	—	32,000
Change in the maximum number of redeemable shares	399,320	26			2,676,613	1,316,563	3,993,202
Balance as of June 30, 2021 (unaudited)	2,783,668	278	6,900,000	690	2,708,613	2,290,428	5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,294,016
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(37,035)
Unrealized gain on change in fair value of warrants	(3,511,333)
Offering costs	655,046
Changes in operating assets and liabilities
Prepaid assets	(589,484)
Franchise tax payable	100,000
Accounts payable and accrued expenses	81,950
Net cash used in operating activities	(1,006,840)
Cash flows from investing activities:
Principal invested into Trust account	(276,000,000)
Net cash used in investing activities	(276,000,000)
Cash flows from financing activities:
Due to related party	3,495
Proceeds from sale of Units, net of underwriter fee	270,480,000
Offering costs	(369,212)
Proceeds from issuance of Private Placement Warrants	7,920,000
Borrowing from promissory note	35,192
Repayment of promissory note	(73,780)
Net cash provided by financing activities	277,995,695
Net Change in Cash	988,855
Cash, beginning of the period	—
Cash, end of period	$988,855
Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of Class A common stock subject to possible redemption	$245,211,820
Change in Class A common stock subject to possible redemption	$2,951,500
Deferred underwriters’ discount payable charged to additional paid in capital	$9,660,000
Conversion of Working Capital Loans to Private Placement Warrants	$100,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 17, 2020, the Company’s inception, through June 30, 2021, relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants. The Company has selected December 31 as its fiscal year end.

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

Transaction costs of the IPO amounted to $15,630,212 consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees, and $450,212 of other offering costs. Of the transaction costs, $655,046 is included in offering costs on the condensed statements of operations and $14,975,166 is included in equity.

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

The Company’s IPO was on February 11, 2021. As of June 30, 2021, the Company had approximately $1.0 million in its operating bank account, and working capital of approximately $1.2 million.

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

Note 2 — Correction of previously issued financial statement

In preparation of the Company's Form 10-Q for June 30, 2021, the Company concluded it should correct the amounts previously recorded on the unaudited condensed Statement of Changes in Shareholders’ Equity. The previously filed statements inadvertently omitted parenthetic for reductions in the balances for offering costs and the maximum number of redeemable shares. Additionally, Additional Paid-in Capital on the condensed unaudited balance sheet as of March 31, 2021 was not updated for the information presented in the Statement of Changes in Shareholders’ Equity, increasing Additional Paid-in Capital by $1,304,287 for a balance of $0.

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $1.0 million in cash and did not have any cash equivalents as of June 30, 2021. At December 31, 2020 the Company had no cash or cash equivalents.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of June 30, 2021, offering costs totaling $15,630,212 (consisting of $5,220,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $450,212 of other offering costs) were recognized with $ 655,046 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $14,975,166 included in stockholders’ equity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Loss Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for each of the periods. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and Private Placement as such warrants are contingent upon further events which have yet to occur. As a result, diluted income per common stock is the same as basic net income per common share for the period presented.

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

	Six months ended	Three months ended
	June 30,	June 30,
	2021	2021
Redeemable Class A common stock
Numerator: Earnings allocable to Redeemable Class A common stock Shares
Interest Income	$37,035	$28,716
Less: Income available to pay taxes	(37,035)	(28,716)
Net Earnings	—	—
Denominator: Weighted Average Redeemable Class A common stock
Redeemable Class A common stock, Basic and Diluted	27,600,000	27,600,000
Earnings/Basic and Diluted Redeemable Class A common stock	$0.00	$0.00

Non-Redeemable Class B common stock
Numerator: Net Income/(Loss) minus Redeemable Net Earnings
Net Income/(Loss)
Non-Redeemable Net Income/(Loss)	$2,294,016	$(4,025,194)
Denominator: Weighted Average Non-Redeemable Class B common stock	2,294,016	(4,025,194)
Non-Redeemable Class B common stock, Basic and Diluted	6,900,000	$6,900,000
Income/(Loss)/Basic and Diluted Non-Redeemable common stock	$0.33	$(0.58)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to its short-term nature, other than the derivative warrant liability (see Note 9).

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The Company has determined the warrants are a derivative instrument.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred taxes were de minimums as of June 30, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

Management is currently assessing any recently issued, but not effective, accounting standards.

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

Promissory Note – Related Party

On December 17, 2020, the Sponsor agreed to loan the Company up to $75,000 to be used for a portion of the expenses of the IPO. On January 13, 2021, the Sponsor agreed to loan the Company up to an additional $50,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of March 31, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds. As of June 30, 2021 and December 31, 2020, the Company had $0 and $38,588 borrowings under the promissory note. Additionally, this note is no longer available to the Company.

Working Capital Loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender (the “Working Capital Warrants”). Such warrants would be identical to the Private Placement Warrants. In June 2021 the Company had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on February 8, 2021, to pay up to $25,000 per month for administrative and other services, of which $10,000 per month will be paid to the Sponsor for office space and administrative services provided to members of the management team and up to $15,000 will be used to compensate the Company’s Chief Operating Officer and Chief Financial Officer and Chief Legal Officer and Secretary for a portion of their time spent on the Company’s affairs. Upon completion of the Company’s Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2021 $116,964 was recognized in the condensed statements of operations and has been paid.

Due to Related Party

The Sponsor or an affiliate of the sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing, due on demand, and as of June 30, 2021, an aggregate of $3,495 remains payable.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 2,783,668 and no shares of Class A common stock issued or outstanding (excluding 24,816,332 and 0 shares subject to redemption), respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At June 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Note 9 —Recurring Fair Value Measurements

At June 30, 2021, the Company’s warrant liability was valued at $14,585,600. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the condensed balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Warrant liability classified within Level 3 of the fair value hierarchy.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy.

Substantially all of the Company’s trust assets on the condensed balance sheet consist of U. S. Money Market funds which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – U.S. Treasury Bills	$276,037,035	$—	$—
Liabilities:
Private Placement Warrants	$—	$—	$5,385,600
Public Warrants	$9,200,000	$—	$—

Measurement

The Company established the initial fair value for the Warrants on February 11, 2021, the date of the consummation of the Company’s IPO. On June 30, 2021 the fair value was remeasured. At June 30, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In April 2021, the Public Warrants began trading in the open market and were reclassified to Level 1.

The key inputs into the modified Black-Scholes model were as follows at initial measurement and at June 30, 2021:

Input	June 30, 2021
Risk-free interest rate	0.87%
Expected term (years)	5.0
Expected volatility	17.75%
Acquisition probability	80%
Exercise price	$11.50

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3 for the period ended June 30, 2021.

Fair value at issuance February 11, 2021	$18,028,933
Public Warrants reclassified to level 2(1)	(9,200,000)
Issuance of Private Placement Warrants upon conversion of Working Capital Loans	68,000
Change in fair value	(3,511,333)
Fair Value at June 30, 2021	5,385,600
(1)	Assumes the Public Warrants were reclassified on June 30, 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statement.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.0 million in our operating bank account and working capital of approximately $1.2 million.

Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and loans under an unsecured promissory note from the Sponsor of $73,295. On February 15, 2021, we issued an unsecured convertible promissory note to our Sponsor, pursuant to which we may borrow up to $1,500,000 from our sponsor for ongoing expenses reasonably related to our business and the consummation of an initial business combination. All unpaid principal under the convertible note will be due and payable in full on the earlier of (i) February 11, 2023 and (ii) the effective date of our initial business combination. Our Sponsor will have the option, at any time on or prior to such maturity date, to convert any amounts outstanding under the convertible note into warrants to purchase shares of our Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering. In June 2021 we had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of June 30, 2021 and December 31, 2020, there were no borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. Additionally, we will recognize unrealized gains or loss related to our Warrants. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2021, we had net income of $ 2,294,016, which is driven by an unrealized gains of $ 3,511,333 on our warrants and $ 37,035 in interest income from investments held in our Trust Account. Partially offsetting our income is $ 599,306 in formation and operating costs. For the trhee months ended June 30, 2021, we had net loss of $398,443, which is driven by an unrealized loss of $3,655,467 on our warrants and $398,443 in formation and operating costs. Partially offsetting our loss is $28,716 in interest income from investments held in our Trust Account.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 24,816,332 Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement as such warrants are contingent upon further events which have yet to occur. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

Our unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $37,035 for the six months ended June 30, 2021, net of applicable taxes available to be withdrawn from the Trust Account of approximately $37,035 for the six months ended June 30, 2021, resulting in net income of $0 for the six months ended June 30, 2021, by the weighted average number of Class A common stock outstanding for each period. Net income per share, basic and diluted for Class B common stock is calculated by dividing the net income of $2,294,016 for the six months ended June 30, 2021, less income attributable to Class A common stock of $0, by the weighted average number of Class B common stock outstanding for the period.

Net income per common share, basic and diluted for Class A common stock is calculated by dividing the net gain from investments held in the Trust Account of approximately $28,716 for the three months ended June 30, 2021, net of applicable taxes available to be withdrawn from the Trust Account of approximately $28,716 for the three months ended June 30, 2021, resulting in net income of $0 for the three months ended June 30, 2021, by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net loss of $4,025,194 for the three months ended June 30, 2021, less income attributable to Class A common stock of $0, by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Management is currently assessing any recently issued, but not effective, accounting standards.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, solely due to the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was a change in our internal control over financial reporting described below that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on June 15, 2021, which incorporates risk factors listed in our final prospectus relating to the Initial Public Offering dated February 8, 2021 filed with the SEC on February 8, 2021.

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

On June 28, 2021, the Sponsor elected to convert $100,000 of outstanding principal amount under the Working Capital Loans into, and the Company has issued, warrants to purchase 66,6666 shares of Class A common stock of the Company at a purchase price of $11.50 per share, subject to adjustment as described in the Private Placement Warrants Purchase Agreement. Such warrants are identical to the Private Placement Warrants issued to the Sponsor in connection with our Initial Public Offering. The issuance of such warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
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

Dated: August 13, 2021