Form 10-Q
period 2021-09-30
Priveterra Acquisition Corp.
filed 2021-11-15
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

PRIVETERRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRIVETERRA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$663,540	$—
Deferred offering costs	—	81,000
Prepaid assets	364,671	—
Total Current Assets	1,028,211	81,000

Prepaid assets – non-current	116,285	—
Investments held in Trust Account	276,058,470	—
Total Assets	$277,202,966	$81,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$70,000	$21,000
Franchise tax payable	150,000	—
Due to related party	3,495	—
Promissory note – related party	—	38,588
Total current liabilities	223,495	59,588

Warrant liability	8,497,200	—
Deferred underwriters’ discount	9,660,000	—
Total liabilities	22,198,695	59,588

Commitments and Contingencies

Common stock subject to possible redemption, 27,600,000 and 0 shares as of September 30, 2021 and December 31, 2020, at redemption value of $10.00, respectively	276,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 27,600,000 and 0 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	32,000	24,310
Retained earnings (accumulated deficit)	(17,210,419)	(3,588)
Total stockholders’ equity (deficit)	(17,177,729)	21,412
Total Liabilities and Stockholders’ Equity (Deficit)	$277,202,966	$81,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	three months ended	nine months ended
	September 30, 2021	September 30, 2021

Formation and operating costs	$450,892	$1,050,199
Loss from operations	(450,892)	(1,050,199)

Other income/(expense)
Unrealized gain on change in fair value of warrants	6,088,400	9,599,733
Offering costs	—	(655,046)
Interest income	21,434	58,469
Total other income/(expense)	6,109,834	9,003,156

Net Income	$5,658,942	$7,952,957

Basic weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	23,454,945
Basic net income per share, Class A common stock subject to possible redemption	$0.16	$0.26
Diluted weighted average shares outstanding, Class A common stock	—	27,600,000
Diluted net income per share, Class A common stock	—	$0.16
Basic weighted average shares outstanding, Class B common stock	6,900,000	6,762,044
Basic net income per share, Class B common stock	$0.16	$0.26
Diluted weighted average shares outstanding, Class B common stock	—	6,900,000
Diluted net income per share, Class B common stock	$—	$0.23

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common Stock		Additional		Total
	Class B		Paid-In		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)
Balance—December 31, 2020	6,900,000	$690	$24,310	$(3,588)	$21,412
Excess cash over fair value for Private Placement Warrants	—	—	1,199,067	—	1,199,067
Accretion of Class A common stock to redemption value	—	—	(1,223,377)	(25,159,789)	(26,383,166)
Net income	—	—	—	6,319,210	6,319,210
Balance as of March 31, 2021	6,900,000	$690	$0	$(18,844,167)	$(18,843,477)

Net loss	—	—	—	(4,025,194)	(4,025,194)
Excess cash received over the fair value of the converted working capital loan	—	—	32,000	—	32,000
Balance as of June 30, 2021	6,900,000	690	32,000	(22,869,361)	(22,836,671)

Net income	—	—	—	5,658,942	5,658,942
Balance as of September 30, 2021	6,900,000	690	32,000	(17,210,419)	(17,177,729)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$7,952,957
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(58,469)
Unrealized gain on change in fair value of warrants	(9,599,733)
Offering costs	655,046
Changes in operating assets and liabilities
Prepaid assets	(480,956)
Franchise tax payable	150,000
Accounts payable and accrued expenses	49,000
Net cash used in operating activities	(1,332,155)
Cash flows from investing activities:
Principal invested into Trust account	(276,000,000)
Net cash used in investing activities	(276,000,000)
Cash flows from financing activities:
Due to related party	3,495
Proceeds from sale of Units, net of underwriter fee	270,480,000
Offering costs	(369,212)
Proceeds from issuance of Private Placement Warrants	7,920,000
Borrowing from promissory note	35,192
Repayment of promissory note	(73,780)
Net cash provided by financing activities	277,995,695
Net Change in Cash	663,540
Cash, beginning of the period	—
Cash, end of period	$663,540
Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable charged to additional paid in capital	$9,660,000
Conversion of Working Capital Loans to Private Placement Warrants	$100,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 17, 2020, the Company’s inception, through September 30, 2021, relates to the Company’s formation and the initial public offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Following the closing of the IPO on February 11, 2021, $276,000,000 ($10.00 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations, if any, the proceeds from the Company’s IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company does not complete an initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial business combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

Liquidation

The Company will have 24 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The Company’s IPO was on February 11, 2021. As of September 30, 2021, the Company had $663,540 in its operating bank account, and working capital of $954,716 (excluding taxes payable which is funded by earnings from the Trust Account).

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

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

Management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be revised to report all public shares as temporary equity. As such the Company is revising those periods in this Quarterly Report.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Impact of the Revision

The impact to the financial statements as of June 30, 2021, March 31, 2021 and February 11, 2021 is presented below:

	As
	Previously	Revision	As
	Reported	Adjustment	Revised

Condensed Balance Sheet as of June 30, 2021
Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value of $10.00	$248,163,320	$27,836,680	$276,000,000
Stockholders’ equity
Class A common stock - $0.0001 par value	278	(278)	—
Class B common stock - $0.0001 par value	690	—	690
Additional paid-in capital	2,708,613	(2,676,613)	32,000
Accumulated deficit	2,290,428	(25,159,789)	(22,869,361)
Total stockholders’ equity (deficit)	$5,000,009	$(27,836,680)	$(22,836,671)
Class A Shares subject to possible redemption	24,816,332	2,783,668	27,600,000

Condensed Statement Of Operations for the Three Months Ended June 30, 2021 and the Period from February 17, 2021 Through June 30,2021
Basic and diluted net loss per common share – Class A common stock for the three months ended June 30, 2021	$—	$(0.12)	$(0.12)
Basic and diluted net loss per common share – Class B common stock for the three months ended June 30, 2021	(0.58)	0.46	(0.12)

Basic and diluted net income per share for the six months ended June 30, 2021	$—	$0.08	$0.08
Basic and diluted net income per common share – Class B common stock for the six months ended June 30, 2021	0.33	(0.25)	0.08

Condensed Statement Of Cash Flows For The Six Months Ended June 30, 2021
Initial value of Class A common stock subject to possible redemption, as corrected	$245,211,820	$30,788,180	$276,000,000
Change in value of Class A common stock subject to possible redemption	$2,951,500	$(2,951,500)	$—

Condensed Balance Sheet as of March 31, 2021
Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value of $10.00	$252,211,820	$23,843,478	$276,000,000
Stockholders’ equity
Class A common stock - $0.0001 par value	252	(252)	—
Class B common stock - $0.0001 par value	690	—	690
Additional paid-in capital	9	(9)	—
Accumulated deficit	4,999,050	(23,843,217)	(18,844,167)
Total stockholders’ equity (deficit)	$5,000,001	$(23,843,478)	$(18,843,477)
Shares subject to possible redemption	25,215,652	2,384,348	27,600,000

Condensed Statement Of Operations for the three months ended March 31,2021
Basic and diluted net income per common share – Class A common stock for the three months ended March 31, 2021	$—	$0.29	$0.29
Basic and diluted net income per common share – Class B common stock for the three months ended March 31, 2021	0.92	(0.63)	0.29

Condensed Statement Of Cash Flows For The Three Months Ended March 31, 2021
Initial value of Class A common stock subject to possible redemption, as corrected	$245,211,820	$30,788,180	$276,000,000
Change in value of Class A common stock subject to possible redemption	$2,951,500	$(2,951,500)	$—

Balance Sheet as of February 11, 2020
Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value of $10.00	$245,211,820	$30,788,180	$276,000,000
Stockholders’ equity
Class A common stock - $0.0001 par value	308	(308)	—
Class B common stock - $0.0001 par value	690	—	690
Additional paid-in capital	5,666,052	(5,666,502)	—
Accumulated deficit	(667,046)	(25,121,820)	(25,788,866)
Total stockholders’ equity (deficit)	$5,000,004	$(30,788,180)	$(25,788,176)
Class A Shares subject to possible redemption	24,521,182	3,078,818	27,600,000

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $663,540 in cash and did not have any cash equivalents as of September 30, 2021. At December 31, 2020 the Company had no cash or cash equivalents.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to temporary equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of September 30, 2021, offering costs totaling $15,630,212 (consisting of $5,220,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $450,212 of other offering costs) were recognized with $ 655,046 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $14,975,166 included in temporary equity.

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

As of September 30, 2021, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(11,408,000)
Common stock issuance costs	(14,975,166)
Plus:
Accretion of carrying value to redemption value	26,383,166

Contingently redeemable common stock	$276,000,000

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three or nine months ended September 30, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Below is a reconciliation of the net income per share of common stock:

	For the three months ended		For the nine months ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$4,527,154	$1,131,788	$6,123,777	$1,829,180

Denominator
Weighted-average shares outstanding	27,600,000	6,900,000	23,454,945	6,900,000
Basic and diluted net income per share	$0.16	$0.16	$0.26	$0.26

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to its short-term nature, other than the derivative warrant liability.

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred taxes were de minimums as of September 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Note 4 — Initial Public Offering

On February 11, 2021, the Company sold 27,600,000 Units, at a purchase price of $ 10.00 per Unit, which includes the full exercise by the underwriters of their option to purchase an additional 3,600,000 Units at $10.00 per Unit. Each Unit was sold at $10.00 and consisted of one share of Class A common stock, and one-third warrant to purchase one share of Class A common stock (“Public

Warrant”). Each whole Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months after the closing of the Company’s IPO on February 11, 2021 and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. (see Note 4).

The Company paid underwriting fees at the closing of the IPO of $5,520,000. As of February 11, 2021 an additional fee of $9,660,000 (see Note 7) was deferred and will become payable upon the Company’s completion of an initial Business Combination. The deferred portion of the fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

Promissory Note – Related Party

On December 17, 2020, the Sponsor agreed to loan the Company up to $75,000 to be used for a portion of the expenses of the IPO. On January 13, 2021, the Sponsor agreed to loan the Company up to an additional $50,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and were due at the earlier of March 31, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds. As of September 30, 2021 and December 31, 2020, the Company had $0 and $38,588 borrowings under the promissory note. Additionally, this note is no longer available to the Company.

Working Capital Loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender (the “Working Capital Warrants”). Such warrants would be identical to the Private Placement Warrants. In June 2021 the Company had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on February 8, 2021, to pay up to $25,000 per month for administrative and other services, of which $10,000 per month will be paid to the Sponsor for office space and administrative services provided to members of the management team and up to $15,000 will be used to compensate the Company’s Chief Operating Officer and Chief Financial Officer and Chief Legal Officer and Secretary for a portion of their time spent on the Company’s affairs. Upon completion of the Company’s Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the nine months ended September 30, 2021 $191,964 was recognized in the condensed statements of operations and has been paid.

Due to Related Party

The Sponsor or an affiliate of the sponsor occasionally incurs expenses on behalf of the Company. The liability is non-interest bearing, due on demand, and as of September 30, 2021, an aggregate of $3,495 remains payable.

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 and 0 shares subject to redemption), respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At September 30, 2021 and December 31, 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

Note 9 —Recurring Fair Value Measurements

At September 30, 2021, the Company’s warrant liability was valued at $8,497,200. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the condensed balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Substantially all of the Company’s trust assets on the condensed balance sheet consist of U. S. Treasury Securities which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account – U.S. Treasury Securities	$276,058,470	$—	$—
Liabilities:
Private Placement Warrants	$—	$—	$3,115,200
Public Warrants	$5,382,000	$—	$—

Measurement

The Company established the initial fair value for the Warrants on February 11, 2021, the date of the consummation of the Company’s IPO. On September 30, 2021 the fair value was remeasured. At September 30, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. In April 2021, the Public Warrants began trading in the open market and were reclassified to Level 1.

The key inputs into the modified Black-Scholes model were as follows at September 30, 2021:

Input	September 30, 2021
Risk-free interest rate	0.98%
Expected term (years)	5.0
Expected volatility	11.85%
Dividend rate	0.0%
Exercise price	$11.50

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3 for the period ended September 30, 2021.

Fair value at issuance February 11, 2021	$18,028,933
Public Warrants reclassified to level 1(1)	(9,200,000)
Issuance of Private Placement Warrants upon conversion of Working Capital Loans	68,000
Change in fair value	(5,781,733)
Fair Value at September 30, 2021	3,115,200
(1)	Assumes the Public Warrants were reclassified on June 30, 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statement were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Capital Resources

As of September 30, 2021, we had $663,540 in our operating bank account and working capital of approximately $954,716 (excluding taxes payable which is funded by earnings from the Trust Account)..

Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and loans under an unsecured promissory note from the Sponsor of $73,295. On February 15, 2021, we issued an unsecured convertible promissory note to our Sponsor, pursuant to which we may borrow up to $1,500,000 from our sponsor for ongoing expenses reasonably related to our business and the consummation of an initial business combination. All unpaid principal under the convertible note will be due and payable in full on the earlier of (i) February 11, 2023 and (ii) the effective date of our initial business combination. Our Sponsor will have the option, at any time on or prior to such maturity date, to convert any amounts outstanding under the convertible note into warrants to purchase shares of our Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering. In June 2021 we had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of September 30, 2021 and December 31, 2020, there were no borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. Additionally, we will recognize unrealized gains or loss related to our Warrants. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2021, we had net income of $7,952,957, which is driven by an unrealized gains of $9,599,733 on our warrants and $58,469 in interest income from investments held in our Trust Account. Partially offsetting our income is $1,050,199 in formation and operating costs and warrant issue costs of $655,046. For the three months ended September 30, 2021, we had net income of $5,658,942, which is driven by an unrealized gain of $6,088,400 and $21,434 in interest income from investments held in our Trust Account, partially offset by $450,892 in formation and operating costs

Contractual Obligations

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

Critical Accounting Policies

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the condensed balance sheet.

Net Income (Loss) Per Share

We have two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three or nine months ended September 30, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 16, 2021, which incorporates risk factors listed in our final prospectus relating to the Initial Public Offering dated February 8, 2021 filed with the SEC on February 8, 2021.

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

Dated: November 15, 2021