Form 10-Q/A
period 2021-03-31
Priveterra Acquisition Corp.
filed 2022-03-03
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of March 2, 2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and  6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

Priveterra Acquisition Corp. (the “Company”) is filing this Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2021 (the “Original Form 10-Q”) on account of the restatement of the Company’s unaudited interim financial statements and related footnote disclosures as of and for the period ended March 31, 2021.

Background of Restatement

The Company has re-evaluated its application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on February 12, 2021. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.

Effects of Restatement

See Note 2 to the Notes to unaudited financial statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. The Company does not expect these changes will have any impact on its cash position and cash held in the trust account established in connection with the Company’s initial public offering.

Internal Control Considerations

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Amendment.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results, or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Filing.

PRIVETERRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRIVETERRA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited) (As restated)
Assets
Cash	$1,441,499	$—
Prepaid assets	696,830	—
Total current assets	2,138,329	—
Deferred offering costs	—	81,000
Cash and marketable securities held in Trust Account	276,008,319	—
Total Assets	$278,146,648	$81,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued offering costs and expenses	$314,175	$21,000
Franchise tax payable	50,000	—
Working capital loans – related party	100,000	—
Due to related party	3,817	—
Promissory note – related party	—	38,588
Total current liabilities	467,992	59,588
Warrant liability	10,862,133	—
Deferred underwriters’ discount	9,660,000	—
Total liabilities	20,990,125	59,588

Commitments and Contingencies

Common stock subject to possible redemption, 27,600,000 and 0 shares as of March 31, 2021 and December 31, 2020, at redemption value of $10.00, respectively	276,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	0	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 and 0 shares issued and outstanding (excluding 27,600,000 and 0 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	0	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	0	24,310
Accumulated Deficit	(18,844,167)	(3,588)
Total stockholders' equity (deficit)	(18,843,477)	21,412
Total Liabilities and stockholders’ Equity (Deficit)	$278,146,648	$81,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS (Unaudited)

For the
three months ended
March 31, 2021

Formation and operating costs	$200,863
Loss from operations	200,863

Other income/(expense)
Unrealized gain on change in fair value of warrants	7,166,800
Transaction costs	(655,046)
Interest income	8,319
Total other income	6,520,073
Net Income	$6,319,210

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	15,026,667
Basic and diluted net income per share, Class A common stock subject to possible redemption (as restated)	$0.29

Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000
Basic and diluted net loss per share, Class B common stock (as restated)	$0.29

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (Unaudited)

(As Restated)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance—December 31, 2020	—	$—	6,900,000	$690	$24,310	$(3,588)	$21,412
Excess cash over fair value for Private Placement Warrants	—	—	—	—	1,199,067	—	1,199,067
Accretion of Class A common stock to redemption value	—	—	—	—	(1,223,377)	(25,159,789)	(26,383,166)
Net income	—	—	—	—	—	6,319,210	6,319,210
Balance as of March 31, 2021	0	$0	6,900,000	$690	$0	$(18,844,167)	$(18,843,477)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

For the three
months ended
March 31, 2021
Cash Flows from Operating Activities:
Net income	$6,319,210
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(8,319)
Unrealized gain on change in fair value of warrants	(7,166,800)
Transaction costs	655,046
Changes in operating assets and liabilities
Prepaid assets	(696,830)
Franchise tax payable	50,000
Accounts payable and accrued expenses	293,175
Net cash used in operating activities	(554,518)

Cash flows from investing activities:
Principal invested into Trust account	(276,000,000)
Net cash used in investing activities	(276,000,000)

Cash flows from financing activities:
Due to related party	3,817
Proceeds from sale of Units, net of underwriter fee	270,480,000
Offering costs	(369,212)
Proceeds from issuance of Private Placement Warrants	7,820,000
Borrowing from Promissory Note	35,192
Repayment of promissory note	(73,780)
Proceeds from working capital loans	100,000
Net cash provided by financing activities	277,996,017

Net Change in Cash	1,441,499
Cash, beginning of the period	0
Cash, end of period	$1,441,499

Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of
Class A ordinary shares subject to possible redemption (as restated)	$276,000,000
Deferred underwriters’ discount payable charged to additional paid in capital	$9,660,000
Initial Warrant liability	$18,028,933

The accompanying notes are an integral part of the unaudited condensed financial statements.

7

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

Note 2 — Restatement of Financial Statement

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets.  Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

Management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were quantitatively material to previously presented financial statements.  Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statement impacted should be restated to report all public shares as temporary equity.  As such the Company is restating March 31, 2021 period in this Quarterly Report.

Impact of the Restatement

The impact to the financial statements as of March 31, 2021 is presented below:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021
Common stocks subject to possible redemption	$251,956,520	$24,043,480	$276,000,000

Class A Common stocks, $0.0001 par value	252	(252)	0
Class B Common stocks, $0.0001 par value	690	0	690
Additional Paid in Capital	(1,304,287)	1,304,287	0
Accumulated Deficit	4,999,059	(23,843,226)	(18,844,167)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(23,843,478)	$(18,843,477)
Number of Class A common stock subject to redemption	25,215,652	2,384,348	27,600,000

Statement of Operations for the three months ended March 31, 2021
Weighted average shares outstanding, Class A common stocks basic and diluted	27,600,000	(12,573,333)	15,026,667
Weighted average shares outstanding, Class B common stocks basic and diluted	6,900,000	0	6,900,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0	$0.29	$0.29
Basic and diluted net loss per share, Class B common stock	$0.92	$(0.63)	$0.29

Statement of Changes in Stockholders' Equity (Deficit) for the three months ended March 31, 2021
Sale of 27,600,000 Units on February 11, 2021, net of warrant fair value	$264,592,000	$(264,592,000)	$0
Excess cash over fair value for Private Placement Warrants	$1,199,067	$0	$1,199,067
Subsequent remeasurement under ASC 480-10-S99 against additional paid-in capital and accumulated deficit	$0	$26,383,166	$26,383,166

Condensed Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Supplemental disclosure of cash flow information:
Initial value of Class A common stocks subject to possible redemption	$245,211,820	$30,788,180	$276,000,000
Change in value of Class A common stocks subject to possible redemption	$6,944,702	$(6,944,702)	$0

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of March 31, 2021, the common stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(11,408,000)
Common stock issuance costs	(14,975,166)
Plus:
Accretion of carrying value to redemption value	26,383,166

Contingently redeemable common stock	$276,000,000

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three months ended March 31, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As of March 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Below is a reconciliation of the net income per share of common stock:

	For the three months ended
	March 31, 2021
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,360,255	$1,958,955

Denominator:
Weighted-average shares outstanding	15,026,667	6,900,000

Basic and diluted net income per share	$0.29	$0.29

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

Note 8 — Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2020 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 and 0 shares subject to redemption), respectively.

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

	Carrying	Amortization	Gross	Fair Value
	Value/Amortized	of Bond	Unrealized	as of
	Cost	Discount	Gain	March 31, 2021
U.S. Money Market	$182	$—	$—	$182
U.S. Treasury Bills	—	8,319	—	0
	—	8,319	—	0

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. We have two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three months ended March 31, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As of March 31, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements.

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

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards and complex financial instruments that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the February 11, 2021 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

Dated: March 2, 2022