Form 10-Q/A
period 2021-06-30
Priveterra Acquisition Corp.
filed 2022-03-03
CIK 1837607

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

EXPLANATORY NOTE

Priveterra Acquisition Corp. (the “Company”) is filing this Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q, originally filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2021 (the “Original Form 10-Q”) on account of the restatement of the Company’s unaudited interim financial statements and related footnote disclosures as of and for the period ended June 30, 2021.

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

PRIVETERRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

3

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRIVETERRA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited) (As restated)
Assets
Cash	$988,855	$—
Deferred offering costs	—	81,000
Prepaid assets	391,533	—
Total Current Assets	1,380,388	81,000

Prepaid assets – non-current	197,951	—
Cash and marketable securities held in Trust Account	276,037,035	—
Total Assets	$277,615,374	$81,000

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$102,950	$21,000
Franchise tax payable	100,000	—
Due to related party	3,495	—
Promissory note – related party	—	38,588
Total current liabilities	206,445	59,588

Warrant liability	14,585,600	—
Deferred underwriters’ discount	9,660,000	—
Total liabilities	24,452,045	59,588

Commitments and Contingencies

Common stock subject to possible redemption, 27,600,000 and 0 shares as of June 30, 2021 and December 31, 2020, at redemption value of $10.00, respectively	276,000,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 27,600,000 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	32,000	24,310
Retained earnings (accumulated deficit)	(22,869,361)	(3,588)
Total stockholders' equity (deficit)	(22,836,671)	21,412
Total Liabilities and Stockholders’ Equity (Deficit)	$277,615,374	$81,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the	For the
	six months ended	three months ended
	June 30, 2021	June 30, 2021

Formation and operating costs	$599,306	$398,443
Loss from operations	(599,306)	(398,443)

Other income/(expense)
Unrealized gain on change in fair value of warrants	3,511,333	(3,655,467)
Offering costs	(655,046)	—
Interest income	37,035	28,716
Total other income/(expense)	2,893,322	(3,626,751)

Net Income/(Loss)	$2,294,016	$(4,025,194)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	21,348,066	27,600,000
Basic and diluted net income per share, Class A common stock subject to possible redemption (as restated)	$0.08	$(0.12)
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000
Basic and diluted net income/(loss) per share, Class B common stock (as restated)	$0.08	$(0.12)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

(As Restated)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Equity (Deficit)
Balance—December 31, 2020	—	—	6,900,000	$690	$24,310	$(3,588)	$21,412

Excess cash over fair value for Private Placement Warrants	—	—	—	—	1,199,067	—	1,199,067
Accretion of Class A common stock to redemption value	—	—	—	—	(1,223,377)	(25,159,789)	(26,383,166)
Net income	—	—	—	—	—	6,319,210	6,319,210
Balance as of March 31, 2021(unaudited)	—	—	6,900,000	$690	$—	$(18,844,167)	$(18,843,477)

Net loss	—	—	—	—	—	(4,025,194)	(4,025,194)
Proceeds received in excess of fair value for Working Capital Loan conversion into Private Placement Warrants	—	—	—	—	32,000	—	32,000
Balance as of June 30, 2021 (unaudited)	—	—	6,900,000	690	32,000	(22,869,361)	(22,836,671)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,294,016
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(37,035)
Unrealized gain on change in fair value of warrants	(3,511,333)
Offering costs	655,046
Changes in operating assets and liabilities
Prepaid assets	(589,484)
Franchise tax payable	100,000
Accounts payable and accrued expenses	81,950
Net cash used in operating activities	(1,006,840)
Cash flows from investing activities:
Principal invested into Trust account	(276,000,000)
Net cash used in investing activities	(276,000,000)
Cash flows from financing activities:
Due to related party	3,495
Proceeds from sale of Units, net of underwriter fee	270,480,000
Offering costs	(369,212)
Proceeds from issuance of Private Placement Warrants	7,920,000
Borrowing from promissory note	35,192
Repayment of promissory note	(73,780)
Net cash provided by financing activities	277,995,695
Net Change in Cash	988,855
Cash, beginning of the period	—
Cash, end of period	$988,855
Supplemental Disclosure of Non-cash Financing Activities:
Initial classification of Class A common stock subject to possible redemption (as restated)	$276,000,000
Deferred underwriters’ discount payable charged to additional paid in capital	$9,660,000
Conversion of Working Capital Loans to Private Placement Warrants	$100,000

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were quantitatively material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating the June 30, 2021 period in this Quarterly Report.

Impact of the Restatement

The impact to the financial statements as of June 30, 2021is presented below:

	As Reported	Adjustment	As Restated
Balance Sheet as of June 30, 2021
Common stocks subject to possible redemption	$248,163,320	$27,836,680	$276,000,000

Class A Common stocks, $0.0001 par value	278	(278)	—
Class B Common stocks, $0.0001 par value	690	—	690
Additional Paid in Capital	2,708,613	(2,676,613)	32,000
Accumulated Deficit	(2,290,428)	(25,159,789)	(22,869,361)
Total Stockholders' Equity (Deficit)	$5,000,009	$(27,836,680)	$(22,836,671)
Number of Class A common stock subject to redemption	24,816,332	2,783,668	27,600,000

Statement of Operations for the three months ended June 30, 2021
Weighted average shares outstanding, Class A common stocks basic and diluted	27,600,000	—	27,600,000
Weighted average shares outstanding, Class B common stocks basic and diluted	6,900,000	—	6,900,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$(0.12)	$(0.12)
Basic and diluted net income/(loss) per share, Class B common stock	$(0.58)	$0.46	$(0.12)

Statement of Operations for the six months ended June 30, 2021 (per form 10Q filed on August 12, 2021)
Weighted average shares outstanding, Class A common stocks basic and diluted	27,600,000	(6,404,420)	21,348,066
Weighted average shares outstanding, Class B common stocks basic and diluted	6,900,000	—	6,900,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$0.08	$0.08
Basic and diluted net income/(loss) per share, Class B common stock	$0.33	$(0.25)	$0.08

	As Reported	Adjustment	As Restated
Statement of Changes in Stockholders' Deficit for the three months ended June 30, 2021
Change in Class A common stock subject to possible redemption	$3,993,202	$(3,993,202)	$—

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

	As Reported	Adjustment	As Restated
Condensed Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Supplemental disclosure of cash flow information:
Initial value of Class A common stocks subject to possible redemption	$245,211,820	$30,788,180	$276,000,000
Change in value of Class A common stocks subject to possible redemption	$2,951,500	$2,951,500	$—

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three or six months ended June 30, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As of June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Below is a reconciliation of the net income per share of common stock:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$(3,220,155)	$(805,039)	$1,766,392	$527,624

Denominator:
Weighted-average shares outstanding	27,600,000	6,900,000	21,348,066	6,900,000
Basic and diluted net income per share	$(0.12)	$(0.12)	$0.08	$0.08

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 and 0 shares subject to redemption), respectively.

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

For the six months ended June 30, 2021, we had net income of $ 2,294,016, which is driven by an unrealized gains of $ 3,511,333 on our warrants and $ 37,035 in interest income from investments held in our Trust Account. Partially offsetting our income is $ 599,306 in formation and operating costs. For the three months ended June 30, 2021, we had net loss of $398,443, which is driven by an unrealized loss of $3,655,467 on our warrants and $398,443 in formation and operating costs. Partially offsetting our loss is $28,716 in interest income from investments held in our Trust Account.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, all Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet.

Net Income (Loss) Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. We have two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three or six months ended June 30, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As of June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Management has identified a material weakness in internal controls related to the accounting for our redeemable equity instruments, as described above. In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements.

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

Dated:March 2, 2021