Form 10-Q/A
period 2021-09-30
Priveterra Acquisition Corp.
filed 2022-03-03
CIK 1837607

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Priveterra Acquisition Corp. (the “Company”) as of September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Q3 Form 10-Q”).

On November 15, 2021, the Company filed its Original Q3 Form 10-Q, which included in Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) a discussion of the revision to a portion of the Company’s previously issued financial statements for the classification of its Class A ordinary shares subject to redemption issued as part of the shares sold in the Company’s initial public offering (“IPO”) on February 11, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares subject to redemption as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares subject to redemption as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

On February [_], 2022, the audit committee of the board of directors of the Company concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of February 11, 2021, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2021 (the “Form 8-K”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 15, 2021 (the “Q1 Form 10-Q”), (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (the “Q2 Form 10-Q”) and (iv) unaudited interim financial statements included in the Original Q3 Form 10-Q (collectively, the “Affected Periods”), should be restated and should no longer be relied upon.

The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of Company’s internal control over financial reporting. While the Company has processes to identify and appropriately apply applicable accounting requirements, the management plans to enhance these processes to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company plans to include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Q3 Form 10-Q. The information contained in this Amendment No. 1 does not reflect events occurring after the filing of the Original Q3 Form 10-Q and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original Q3 Form 10-Q have not been revised to reflect events, results, or developments that occurred or facts that became known to us after the date of the Original Q3 Form 10-Q, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Q3 Form 10-Q.

PRIVETERRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

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

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common Stock		Additional		Total
	Class B		Paid-In		Stockholders’
	Shares	Amount	Capital	Accumulated Deficit	Equity (Deficit)
Balance—December 31, 2020	6,900,000	$690	$24,310	$(3,588)	$21,412
Excess cash over fair value for Private Placement Warrants	—	—	1,199,067	—	1,199,067
Accretion of Class A common stock to redemption value	—	—	(1,223,377)	(25,159,789)	(26,383,166)
Net income	—	—	—	6,319,210	6,319,210
Balance as of March 31, 2021 (as restated)	6,900,000	$690	$0	$(18,844,167)	$(18,843,477)

Net loss	—	—	—	(4,025,194)	(4,025,194)
Excess cash received over the fair value of the converted working capital loan	—	—	32,000	—	32,000
Balance as of June 30, 2021 (as restated)	6,900,000	690	32,000	(22,869,361)	(22,836,671)

Net income	—	—	—	5,658,942	5,658,942
Balance as of September 30, 2021	6,900,000	690	32,000	(17,210,419)	(17,177,729)

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

The Company’s sponsor is Priveterra Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on February 8, 2021 (the “Effective Date”). On February 11, 2021, the Company consummated an IPO of 27,600,000 units at $10.00 per unit (the “Units”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, which is discussed in Note 3.

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

Liquidity and Capital Resources

The Company’s liquidity needs up to February 11, 2021, the date of the IPO, had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loans under an unsecured promissory note from the Sponsor of $73,295 (see Note 5). In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

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

Note 7 — Stockholders’ Deficit

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

Note 8 —Recurring Fair Value Measurements

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

Note 9 — Subsequent Events

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 1 on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our prior period financial statements, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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