Form 10-K
period 2021-12-31
Priveterra Acquisition Corp.
filed 2022-03-28
CIK 1837607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Auditor PCAOB ID Number: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: Princeton, NJ, USA

As of June 30, 2021 (what would have been the last business day of the registrant’s second fiscal quarter), the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $9.64 reported on Nasdaq, was approximately $332.6 million.

As of March 25, 2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and shares of 6,900,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

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

On February 15, 2021, we issued an unsecured convertible promissory note to our sponsor, pursuant to which we may borrow up to $1,500,000 from our sponsor for ongoing expenses reasonably related to our business and the consummation of our initial business combination. All unpaid principal under the convertible note will be due and payable in full on the earlier of (i) February 11, 2023 and (ii) the effective date of our initial business combination. Our sponsor will have the option, at any time on or prior to such maturity date, to convert any amounts outstanding under the convertible note into warrants to purchase shares of our Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering (“working capital warrants”). On June 28, 2021, our sponsor elected to convert $100,000 of outstanding principal under this unsecured convertible promissory note into, and we issued, 66,667 working capital warrants. As of December 31, 2021, the Company had no borrowings under this unsecured convertible promissory note.

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

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Employees

We currently have three executive officers: Robert Palmisano, Vikram Malik and Oleg Grodnensky. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans under a unsecured promissory note may be convertible into working capital warrants at a price of $1.50 per warrant at the option of the lender On June 28, 2021, our sponsor elected to convert $100,000 of such loans into, and we issued, 66,667 working capital warrants. As of December 31, 2021, the Company had no borrowings outstanding under the unsecured convertible promissory note. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“U.S. GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;

●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

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

Bob Palmisano, our Chief Executive Officer and Chairman of our Board of Directors and an investor in our sponsor, and certain of our directors (the “Restricted Parties”) are subject to agreements (the “Non-Competition Agreements”) with Stryker (as successor-in- interest to Wright Medical, a global medical device company focused on extremities and select biologics products) that contains non-competition and non-solicitation provisions. Among other things, the Non-Competition Agreements preclude the Restricted Parties from (i) being employed by, providing consultation services to, or engaging or participating as an officer, director, investor, shareholder or otherwise (other than through passive ownership of 1% or less of the outstanding voting securities) of any company that engages in a competitive business with Wright Medical anywhere in the world until November 20, 2021, and (ii) soliciting any person or entity, with respect to any product or service competitive with any products or services of Wright Medical, from whom such Restricted Party or his or her subordinates solicited business or submitted proposals to perform services on behalf of Wright Medical at any time during the three years preceding his or her termination until November 20, 2022.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

We issued warrants to purchase 9,200,000 shares of our Class A common stock as part of the units offered and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 5,213,333 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to 1, 00,000 working capital warrants, at the price of $1.50 per warrant. In June 2021, upon the request of our sponsor, the Company had $100,000 of working capital loans outstanding converted into 66,667 working capital warrants. As of December 31, 2021, the Company had no borrowings under the unsecured convertible promissory note issued to our sponsor. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

(b) Holders

On March 25, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, one holder of our Class B common stock and three holders of record of our warrants.

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

On June 28, 2021, our sponsor elected to convert $100,000 of outstanding principal amount under certain working capital loans into, and we issued, certain working capital warrants to purchase 66,667 shares of our Class A common stock at a purchase price of $11.50 per share, subject to adjustment as described in the private placement warrants. Such warrants were identical to the private placement warrants issued to the sponsor in connection with our initial public offering. The issuance of such warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

As of December 31, 2021, we had $497,412 in our operating bank account and working capital of $731,279 (excluding taxes payable which is funded by earnings from the Trust Account).

Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and loans under an unsecured promissory note from the Sponsor of $73,295. On February 15,

2021, we issued an unsecured convertible promissory note to our Sponsor, pursuant to which we may borrow up to $1,500,000 from our sponsor for ongoing expenses reasonably related to our business and the consummation of an initial business combination. All unpaid principal under the convertible note will be due and payable in full on the earlier of (i) February 11, 2023 and (ii) the effective date of our initial business combination. Our Sponsor will have the option, at any time on or prior to such maturity date, to convert any amounts outstanding under the convertible note into warrants to purchase shares of our Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering. In June 2021 we had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of December 31, 2021 and December 31, 2020, there were no borrowings under the Working Capital Loans.

We have approximately $497,000 in cash and approximately $835,000 in current liabilities as of December 31, 2021, and have incurred and expects to incur additional significant costs in pursuit of financing and acquisition plans. Additionally, we have until February 11, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” we have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 11, 2023.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. Additionally, we will recognize unrealized gains or loss related to our Warrants. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $8,200,831, which is driven by an unrealized gains of $10,712,133 on our warrants and $79,687 in interest income from investments held in our Trust Account. Partially offsetting our income is $1,935,943 in formation and operating costs and warrant issue costs of $655,046.

For the period from November 17, 2020 (inception) through December 31, 2020, we had a net loss of $3,588, which consists of formation and operating costs.

Going Concern

We have approximately $497,000 in cash and approximately $835,000 in current liabilities as of December 31, 2021, and have incurred and expects to incur additional significant costs in pursuit of financing and acquisition plans. Additionally, we have until February 11, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” we have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 11, 2023.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the warrants are a derivative instrument.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. We apply this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the balance sheets.

Net Income (Loss) Per Share

We have two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the year ended December 31, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.        Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to .our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Robert Palmisano	77	Chairman and Chief Executive Officer
Vikram Malik	59	President and Director
Oleg Grodnensky	44	Chief Operating Officer, Chief Financial Officer and Secretary
Lance A. Berry	49	Director
James A. Lightman	64	Director
Julie B. Andrews	50	Director

Robert Palmisano, 77, has been our Chairman and Chief Executive Officer since December 2020. Mr. Palmisano has over 40 years of experience in various sectors within the healthcare industry and has been in leadership roles at several prominent global medical technology companies. Mr. Palmisano’s first role as President and Chief Executive Officer in the medical technology sector began in 1997, at Summit Technology Inc. (“Summit Technology”), a manufacturer of ophthalmic laser systems, which he held until 2000 when the company was acquired by Alcon Laboratories Inc. From 2001 to 2003, Mr. Palmisano served as President and Chief Executive Officer of MacroChem Corporation, a specialty pharmaceutical company that develops and commercializes topical pharmaceutical products. In 2003, Mr. Palmisano became the President and Chief Executive Officer of IntraLase Corp. (“IntraLase”), an ophthalmic laser technology company with a post-money valuation of $74 million at the time. Mr. Palmisano guided IntraLase through its initial public offering in 2004, with a post-money valuation of approximately $340 million, until its 2007 acquisition by Advanced Medical Optics, Inc. (“Advanced Medical Optics”) in a transaction valued at approximately $800 million in equity value. Following the sale of IntraLase, Mr. Palmisano became Chief Executive Officer of ev3 Inc. (“ev3”) in 2008, a global endovascular device company, which had a market capitalization of approximately $790 million, and held the role until 2010 when the company was acquired by Covidien plc (“Covidien”) in a transaction valued at approximately $2.6 billion in equity value. Following the sale of ev3, Mr. Palmisano became the President and Chief Executive Officer of Wright Medical Group N.V. (“Wright Medical”) in 2011, which had a market capitalization of approximately $850 million, and held the role until 2020 when the company was acquired by Stryker Corporation (“Stryker”) (NYSE:SYK) in a transaction valued at $4.7 billion in equity value. Mr. Palmisano previously served on the board of directors of Avedro, Inc., ev3 Inc., Osteotech, Inc., (NYSE: MDT) Advanced Medical Optics, Inc., Entellus Medical, Inc. and Bausch & Lomb. We believe Mr. Palmisano is qualified to serve on our board of directors due to his executive experience with several prominent global medical technology companies.

Vikram Malik, 59, has been our President and a Director since December 2020. Mr. Malik has 34 years of experience in investment banking, private growth equity investments, business strategy and business development as well as corporate governance through several board positions. Mr. Malik began his investment banking career in 1987 at Swiss Bank Corporation in cross border mergers and acquisitions. After 26 years on Wall Street at various firms such as Chase Manhattan Bank, Dresdner Bank, Credit Suisse First Boston, Banc of America Securities and Bank of America Merrill Lynch, advising on M&A, equity and debt capital raising, leveraged buyouts and private placements, he retired from investment banking as Vice Chairman Investment Banking of Deutsche Bank Securities in 2013. During a very successful career on Wall Street, Mr. Malik led over $100 billion of M&A, equity and debt transactions, including some ground breaking deals such as the creation of the world’s largest dialysis products and services company, Fresenius Medical Care AG & Co. KGaA (“Fresenius”) (NYSE: FMS), in a complex, $4.2 billion, cross border, Leveraged Reverse Morris Trust transaction in 1996, which was awarded M&A Deal of The Year accolades by The Wall Street Journal. Mr. Malik’s experience also includes the $4 billion acquisition of Renal Care Group, Inc. by Fresenius in 2005, the $4.5 billion acquisition of ophthalmology leader Bausch & Lomb by Warburg Pincus LLC in 2007, and the $2 billion acquisition of a vascular access products company, Arrow International, Inc., by Teleflex Incorporated in 2007, which began its transformation from an industrial conglomerate into a medical products company, today known as Teleflex Medical. Additionally, Mr. Malik participated in the $4.3 billion spin-off of medical products conglomerate CareFusion Corp. (“CareFusion”) from Cardinal Health, Inc. (NYSE:CAH), in 2009. Mr. Malik also played lead roles in the IPOs and listings of many healthcare companies such as Fresenius, AMN Healthcare Services Inc. (NYSE:AMN), Cross Country Healthcare Inc. (Nasdaq: CCRN), IntraLase, Symmetry Medical Inc., NuVasive, Inc. (Nasdaq:

NUVA), CareFusion, and Evolus, Inc. (“Evolus”) (Nasdaq: EOLS). We believe Mr. Malik is qualified to serve on our board of directors due to his financial experience in the healthcare industry.

Oleg Grodnensky, 44, has been our Chief Operating Officer and Chief Financial Officer since December 2020 and Secretary of the Board since May 2021. Mr. Grodnensky has over 24 years of experience working in finance, general advisory, business development and operations within the life sciences industry, and brings extensive financial and operational expertise to our company. Mr. Grodnensky began his career on Wall Street in 1998 focusing on leading M&A transactions, restructurings, and equity and debt capital raising in the medical technology and life science sectors. Mr. Grodnensky and Mr. Malik have worked together at Banc of America Securities. Following more than 10 years in healthcare investment banking and over 30 advisory roles totaling $17 billion in value, Mr. Grodnensky founded HV Capital, where he provided operational turnaround, strategic business development and buy-side advisory services to global healthcare and private equity firms, and acted as a principal investor in growth and venture opportunities. In September 2020, Mr. Grodnensky founded Priveterra Capital to focus on strategic opportunity investments across life sciences and financial technology sectors. Mr. Grodnensky received his BS in Economics and Mathematics from Duke University in 1998.

Lance A. Berry, 49, has served on our board of directors since our initial public offering. Mr. Berry has over fifteen years’ of experience in senior leadership roles for Wright Medical Group N.V. (Nasdaq: WMGI), a $1 billion global healthcare growth company. From January, 2019 to November, 2020, Mr. Berry was Executive Vice President, Chief Financial and Operations Officer, overseeing all aspects of corporate strategy, finance, tax, accounting, supply chain, manufacturing, digital strategy and execution, business development, information technology and investor relations on a global basis at Wright Medical Group. Working with Mr. Palmisano at Wright Medical, Mr. Berry oversaw many successful mergers and acquisitions, which included a variety of financing transactions. Notable transactions include the approximately $5.4 billion sale of Wright Medical to Stryker Corp. (NYSE: SYK) in 2019, Wright Medical’s $3.4 billion in equity value acquisition of Tornier N.V. in 2014, and the approximately $300 million carve out and sale of Wright Medical’s hip and knee business to Microport in 2014. Mr. Berry has also served on the board of directors of Vapotherm Inc. (NYSE: VAPO) since January 2020. Prior to assuming his role as Executive Vice President, Chief Financial and Operations Officer, Mr Berry was Senior Vice President and Chief Financial Officer of Wright Medical from 2009 to January 2019 and Corporate Controller from 2002 to 2009. Mr. Berry and Mr. Palmisano have worked with one another for nine years. Mr. Berry also worked with Mr. Malik during his time as CFO of Wright Medical. We believe Mr. Berry is qualified to serve on our board of directors due to his M&A experience in the healthcare industry.

James A. Lightman, 64, has served on our board of directors since our initial public offering. Mr. Lightman has over two decades of corporate legal experience and brings a diverse skill set in managing complex legal and business matters for public and private healthcare and medical device companies. He has held chief legal officer positions with leading healthcare technology companies including Eyeonics, Inc., IntraLase Corp., Summit Autonomous Inc., Amicore, Inc. and Wright Medical Group, N.V. From 2008 to 2009, Mr. Lightman served as Vice President and Assistant General Counsel at Bausch & Lomb, where he most recently held the position of Vice President, Global Sales Operations until 2011. In 2011, Mr. Lightman joined Wright Medical Group, Inc. as Senior Vice President, General Counsel and Secretary, a position he held until November, 2020, when Wright was acquired by Stryker Corp. In December, 2020, Mr. Lightman was appointed Senior Vice President and General Counsel of Vapotherm, Inc., the position he currently holds. Mr. Lightman holds a juris doctor degree cum laude from the Boston University School of Law and a bachelor’s degree magna cum laude from the Boston University School of Management. He is a member of the Massachusetts Bar. Over the last twenty two years, Mr. Lightman and Mr. Palmisano have worked together in multiple healthcare technology companies. Mr. Lightman, while acting as General Counsel at IntraLase and Wright, worked with Mr. Malik as well. We believe Mr. Lightman is qualified to serve on our board of directors due to his corporate legal experience in public and private healthcare technology companies.

Julie B. Andrews, 50, has served on our board of directors since our initial public offering. Ms. Andrews has over fifteen years’ experience in senior finance leadership roles with leading medical technology companies and brings a broad skill set in executing strategic initiatives and leading global finance organizations. Ms. Andrews is the Chief Financial Officer for Smart Wires Technology LTD. (Nasdaq 1st North: GOGRID-SDB.ST, a clean technology company focused on digitalizing and modernizing the electrical grid. From August, 2019 to November, 2020, Ms. Andrews held the position of Senior Vice President, Global Finance with Wright Medical Group N.V. (Nasdaq: WMGI) with responsibility for the finance, accounting, tax and treasury functions. During her time at Wright Medical, Ms. Andrews played key leadership roles in several successful mergers and acquisitions. These included leading the divestiture and carve-out of the approximately $300 million sale of the hip and knee business to Microport, providing leadership oversight for Wright Medical’s $3.3 billion in equity value acquisition of Tornier, N.V., and leading the diligence and integration planning of the sale of Wright Medical to Stryker Corp. Ms. Andrews was Vice President, Chief Accounting Officer from October 2015 to August 2019. Prior to joining Wright Medical, Ms. Andrews spent fourteen years at Medtronic, Inc., a global medical device company. During her tenure with Medtronic, Ms. Andrews held numerous key financial positions including Vice President, Finance (Business Unit CFO) for the $3.5 billion Spine and Biologics business. Ms. Andrews began her career working with Thomas & Betts Corporation in Memphis, Tennessee and Thomas Havey, LLP in Chicago, Illinois. Ms. Andrews also serves on the board of directors of RxSight (NASDAQ: RXST) and as the chairperson of the audit committee since August of 2021. Ms. Andrews received a BS in Accounting from Indiana University NW in 1993. Ms. Andrews and Mr. Palmisano have worked with one another for eight years. We believe that Ms. Andrews is qualified to serve on our board of directors due to her financial experience in the healthcare industry.

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

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the registered public accounting firm;
●	determining the compensation and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and
●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We established a compensation committee of the board of directors. Messrs. Berry and Lightman serve as members of our compensation committee. Mr. Berry chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2021 there were no delinquent filers.

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

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Robert Palmisano	Stryker Corporation (as successor-in-interest to Wright Medical)	Medical technologies	Former Chief Executive Officer of Wright Medical
Vikram Malik	Evolus, Inc.	Medical aethestics	Chairman
	Strathspey Crown	Growth equity	Manager
	AEON BioPharma, Inc.	Biopharmaceuticals	Director
	AccessElite	Corporate wellness	Director
	Alphaeon Credit, Inc.	Patient financing	Chairman
Lance A. Berry	Vapotherm Inc.	Medical devices	Director
	Stryker Corporation (as successor-in-interest to Wright Medical)	Medical technologies	Former Executive Vice President, Chief Financial and Operations Officer of Wright Medical
James A. Lightman	Vapotherm Inc.	Medical devices	Senior Vice President and General Counsel
	Stryker Corporation (as successor-in-interest to Wright Medical)	Medical technologies	Former Senior Vice President, General Counsel and Secretary of Wright Medical
Julie B. Andrews	Stryker Corporation (as successor-in-interest to Wright Medical)	Medical technologies	Former Senior Vice President, Global Finance of Wright Medical

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Certain of our executive officers are engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our initial stockholders purchased founder shares and private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or during any Extension Period. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all

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
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Item 11.Executive Compensation

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report, and as adjusted to reflect the sale of our Class A common stock included in the units offered by this Annual Report, and assuming no purchase of units in our initial public offering, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers, directors and director nominees; and
●	all our executive officers and directors as a group.

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

	Number of	Approximate Percentage of
	Shares Beneficially	Outstanding Common Stock
Name and Address of Beneficial Owner(1)	Owned(2)	Before Offering	After Offering
Priveterra Sponsor, LLC (our sponsor)(3)	6,900,000	100.0%	20.0%
Robert Palmisano(3)	6,900,000	100.0%	20.0%
Vikram Malik(3)	6,900,000	100.0%	20.0%
Oleg Grodnensky(3)	6,900,000	100.0%	20.0%
Lance A. Berry	—	—	—
James A. Lightman	—	—	—
Julie B. Andrews	—	—	—
All executive officers and directors as a group (7 individuals)	6,900,000	100.0%	20.0%

*      Less than 1%.

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

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13.Certain Relationships and Related Transactions, and Director Independence

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. In June 2021, the Company had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

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

Item 14.Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2021 and for the period from November 17, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $108,420 and $38,110, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 and 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from November 17, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2021 and for the period from November 17, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $8,240 and $7,725, respectively, for the services Withum performed in connection with our tax filings.

All Other Fees. For the year ended December 31, 2021 and for the period from November 17, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.Exhibits, Financial Statement Schedules

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

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*   Filed herewith.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2022.

Priveterra Acquisition Corp.

By:	/s/ Robert Palmisano
	Name:	Robert Palmisano
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Robert Palmisano	Chief Executive Officer and Chairman (Principal Executive Officer)	March 28, 2022
Robert Palmisano

/s/ Vikram Malik	President and Director	March 28, 2022
Vikram Malik

/s/ Oleg Grodnensky	Chief Operating Officer, Chief Financial Officer and Secretary	March 28, 2022
Oleg Grodnensky

/s/ Lance A. Berry	Director	March 28, 2022
Lance A. Berry

/s/ James A. Lightman	Director	March 28, 2022
James A. Lightman

/s/ Julie B. Andrews	Director	March 28, 2022
Julie B. Andrews

PRIVETERRA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Priveterra Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Priveterra Acquisition Corp (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and the period from November 17, 2020 (Inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from November 17, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 11, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 28, 2022

PCAOB ID Number 100

PRIVETERRA ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current assets
Cash	$497,412	$—
Prepaid assets	337,812	—
Total Current Assets	835,224	—

Prepaid assets – non-current	34,619	—
Deferred offering costs	—	81,000
Investments held in Trust Account	276,079,687	—
Total Assets	$276,949,530	$81,000

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$634,585	$21,000
Franchise tax payable	200,000	—
Promissory note – related party	—	38,588
Total current liabilities	834,585	59,588

Warrant liability	7,384,800	—
Deferred underwriters’ discount	9,660,000	—
Total liabilities	17,879,385	59,588

Commitments and Contingencies

Class A common stock subject to possible redemption, 27,600,000 and 0 shares as of December 31, 2021 and 2020, at redemption value of $10.00, respectively	276,000,000	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 27,600,000 and 0 shares subject to possible redemption) as of December 31, 2021 and 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690	690
Additional paid-in capital	32,000	24,310
Accumulated deficit	(16,962,545)	(3,588)
Total stockholders’ (deficit) equity	(16,929,855)	21,412
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity	$276,949,530	$81,000

The accompanying notes are an integral part of the financial statements.

PRIVETERRA ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		Period from
		November 17,
		2020
	For the	(Inception)
	Year ended	through
	December 31,	December 31,
	2021	2020

Formation and operating costs	$1,935,943	$3,588
Loss from operations	(1,935,943)	(3,588)

Other income/(expense)
Unrealized gain on change in fair value of warrants	10,712,133	—
Offering costs allocated to warrant liabilities	(655,046)	—
Interest earned on investments held in Trust Account	79,687	—
Total other income, net	10,136,774	—

Net Income (Loss)	$8,200,831	$(3,588)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	24,499,726	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.26	$—
Basic and diluted weighted average shares outstanding, Class B common stock	6,806,301	6,000,000
Basic and diluted net income (loss) per share, Class B common stock	$0.26	$(0.00)

The accompanying notes are an integral part of the financial statements.

PRIVETERRA ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM NOVEMBER 17, 2020 (INCEPTION)

THROUGH DECEMBER 31, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	deficit	Equity (Deficit)
Balance – November 17,2020 (Inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to initial stockholders	—	—	6,900,000	690	24,310	—	25,000
Net loss	—	—	—	—	—	(3,588)	(3,588)
Balance – December 31, 2020	—	—	6,900,000	690	24,310	(3,588)	21,412

Excess cash over fair value for Private Placement Warrants	—	—	—	—	1,199,067	—	1,199,067

Accretion of Class A common stock to redemption value	—	—	—	—	(1,223,377)	(25,159,788)	(26,383,165)

Excess cash received over the fair value of the converted working capital loan	—	—	—	—	32,000	—	32,000

Net income	—	—	—	—	—	8,200,831	8,200,831
Balance – December 31, 2021	—	$—	6,900,000	$690	$32,000	$(16,962,545)	$(16,929,855)

The accompanying notes are an integral part of the financial statements.

PRIVETERRA ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from
		November 17,
		2020
		(Inception)
	Year ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$8,200,831	$(3,588)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(79,687)	—
Unrealized gain on change in fair value of warrants	(10,712,133)	—
Offering costs allocated to warrant liabilities	655,046	—
Changes in operating assets and liabilities:
Prepaid assets	(372,430)	—
Franchise tax payable	200,000	—
Accrued expenses	613,585	3,588
Net cash used in operating activities	(1,494,788)	—

Cash Flows from Investing Activities:
Principal invested into Trust account	(276,000,000)	—
Net cash used in investing activities	(276,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter fee	270,480,000	—
Offering costs	(369,212)	—
Proceeds from issuance of Private Placement Warrants	7,820,000	—
Proceeds from working capital loans	100,000	—
Borrowing from promissory note	35,192	—
Repayment of promissory note	(73,780)	—
Net cash provided by financing activities	277,992,200	—

Net Change in Cash	497,412	—
Cash - Beginning of period	—	—
Cash - End of period	$497,412	$—

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable	$9,660,000	$—
Conversion of Working Capital Loans to Private Placement Warrants	$100,000	$—
Accretion of redeemable common stock	$26,383,165	$—
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$—	$25,000
Deferred offering costs paid by promissory note	$—	$35,000
Accrued deferred offering costs	$—	$81,000

The accompanying notes are an integral part of the financial statements.

NOTE 1. ORGANIZATION AND BUSINESS OPERATION

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from November 17, 2020, the Company’s inception, through December 31, 2021, relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants. The Company has selected December 31 as its fiscal year end.

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

Transaction costs of the IPO amounted to $15,630,212 consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees, and $450,212 of other offering costs. Of the transaction costs, $655,046 is included in offering costs on the statements of operations and $14,975,165 is included in equity.

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

The Company's IPO was on February 11, 2021. As of December 31, 2021, the Company had $497,412 in its operating bank account, and working capital of $200,639 (excluding taxes payable which is funded by earnings from the Trust Account).

Going Concern

The Company has approximately $497,000 in cash and approximately $835,000 in current liabilities as of December 31, 2021, and has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans. Additionally, the Company has until February 11, 2023 to consummate a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $497,412 in cash and did not have any cash equivalents as of December 31, 2021. At December 31, 2020 the Company had no cash or cash equivalents.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to temporary equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of December 31, 2021, offering costs totaling $15,630,212 (consisting of $5,220,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $450,212 of other offering costs) were recognized with $655,046 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $14,975,166 included in temporary equity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s balance sheets.

As of December 31, 2021, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(11,408,000)
Class A common stock issuance costs	(14,975,165)
Plus:
Accretion of carrying value to redemption value	26,383,165

Class A common stock subject to possible redemption	$276,000,000

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the year ended December 31, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Below is a reconciliation of the net income per share of common stock:

			For the period from
			November 17, 2020
	For the year ended		(Inception) through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$6,417,873	$1,782,958	$—	$(3,588)

Denominator
Weighted-average shares outstanding	24,499,726	6,806,301	—	6,900,000
Basic and diluted net income (loss) per common share	$0.26	$0.26	$—	$(0.00)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature, other than the derivative warrant liability.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred taxes were de minimums as of December 31, 2021 and 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Promissory Note – Related Party

On December 17, 2020, the Sponsor agreed to loan the Company up to $75,000 to be used for a portion of the expenses of the IPO. On January 13, 2021, the Sponsor agreed to loan the Company up to an additional $50,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and were due at the earlier of March 31, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds. As of December 31, 2021 and 2020, the Company had $0 and $38,588 borrowings under the promissory note, respectively. Additionally, this note is no longer available to the Company.

Working Capital Loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender (the “Working Capital Warrants”). Such warrants would be identical to the Private Placement Warrants. In June 2021 the Company had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on February 8, 2021, to pay up to $25,000 per month for administrative and other services, of which $10,000 per month will be paid to the Sponsor for office space and administrative services provided to members of the management team and up to $15,000 will be used to compensate the Company’s Chief Operating Officer and Chief Financial Officer and Chief Legal Officer and Secretary for a portion of their time spent on the Company’s affairs. Upon completion of the Company’s Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, $266,964 was recognized in the statements of operations and has been paid. For the period from November 17, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 and 0 shares subject to redemption), respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At December 31, 2021 and 2020, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$25,360	$—
Startup costs	364,454	—
Total deferred tax asset	389,814	—
Valuation allowance	(389,814)	—
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(389,814)	—

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	389,814	—
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $120,763 and $0 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021  and for the period from November 17, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $389,814 and $0, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020

Statutory federal income tax rate	21.0%	21.0%
Offering costs	1.7%	0.0%
Change in fair value of warrant liability	(27.4)%	0.0%
Valuation allowance	4.7%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9. RECURRING FAIR VALUE MEASUREMENTS

At December 31, 2021, the Company’s warrant liability was valued at $7,384,800. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Substantially all of the Company’s trust assets on the balance sheet consist of U. S. Treasury Securities which are classified as cash equivalents. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$276,079,687	$—	$—
Liabilities:
Private Placement Warrants	$—	$—	$2,692,800
Public Warrants	$4,692,000	$—	$—

(1)	Matures January 6, 2022.

Measurement

The Company established the initial fair value for the Warrants on February 11, 2021, the date of the consummation of the Company’s IPO using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. In April 2021, the Public Warrants began trading in the open market and were reclassified to Level 1. On December 31, 2021 the fair value was remeasured. At December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

The key inputs into the valuation models was as follows:

		February 11, 2021
	December 31,	(initial
Input	2021	measurement date)
Risk-free interest rate	1.26%	0.46%
Expected term (years)	5.0	5.0
Expected volatility	10.50%	23.0%
Dividend rate	0.0%	0.00%
Exercise price	$11.50	$11.50

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3 for the period ended December 31, 2021.

Fair value at issuance February 11, 2021	$18,028,933
Public Warrants reclassified to level 1(1)	(9,200,000)
Issuance of Private Placement Warrants upon conversion of Working Capital Loans	68,000
Change in fair value	(6,204,133)
Fair Value at December 31, 2021	2,692,800

(1)Assumes the Public Warrants were reclassified on June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the financial statements.