Form 10-Q
period 2022-03-31
Priveterra Acquisition Corp.
filed 2022-05-12
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of May 11, 2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

PRIVETERRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRIVETERRA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)	(audited)
Assets
Current assets
Cash	$166,243	$497,412
Prepaid assets	352,285	337,812
Total Current Assets	518,527	835,224

Prepaid assets – non-current	—	34,619
Investments held in Trust Account	276,128,773	276,079,687
Total Assets	$276,647,301	$276,949,530

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$741,843	$634,585
Franchise tax payable	50,000	200,000
Total current liabilities	791,843	834,585

Warrant liability	4,351,920	7,384,800
Deferred underwriters’ discount	9,660,000	9,660,000
Total liabilities	14,803,763	17,879,385

Commitments and Contingencies

Class A common stock subject to possible redemption, 27,600,000 shares as of March 31, 2022 and December 31, 2021, at redemption value of $10.00	276,000,000	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	690	690
Additional paid-in capital	32,000	32,000
Accumulated deficit	(14,189,152)	(16,962,545)
Total stockholders’ deficit	(14,156,462)	(16,929,855)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$276,647,301	$276,949,530

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021

Formation and operating costs	$389,073	$200,863
Loss from operations	(389,073)	(200,863)

Other income (expense)
Unrealized gain on change in fair value of warrants	3,032,880	7,166,800
Offering costs allocated to warrant liabilities	—	(655,046)
Interest earned on investments held in Trust Account	129,586	8,319
Total other income (expense), net	3,162,466	6,520,073

Net Income	$2,773,393	$6,319,210

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	15,026,667
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.08	$0.29
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000
Basic and diluted net income per share, Class B common stock	$0.08	$0.29

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	deficit	Deficit
Balance — January 1, 2022	—	$—	6,900,000	$690	$32,000	$(16,962,545)	$(16,929,855)
Net income	—	—	—	—	—	2,773,393	2,773,393
Balance — March 31, 2022 (unaudited)	—	$—	6,900,000	$690	$32,000	$(14,189,152)	$(14,156,462)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

						Retained
	Common Stock				Additional	Earnings	Total
	Class A		Class B		Paid-In	(Accumulated)	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity (Deficit)
Balance—December 31, 2020	—	$—	6,900,000	$690	$24,310	$(3,588)	$21,412
Excess cash over fair value for Private Placement Warrants	—	—	—	—	1,199,067	—	1,199,067
Accretion of Class A common stock to redemption value	—	—	—	—	(1,223,377)	(25,159,789)	(26,383,166)
Net income	—	—	—	—	—	6,319,210	6,319,210
Balance as of March 31, 2021 (unaudited)	0	$0	6,900,000	$690	$—	$(18,844,167)	$(18,843,477)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,773,393	$6,319,210
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(129,586)	(8,319)
Unrealized gain on change in fair value of warrants	(3,032,880)	(7,166,800)
Offering costs allocated to warrant liabilities	—	655,046
Changes in operating assets and liabilities:
Prepaid assets	20,146	(696,830)
Franchise tax payable	(150,000)	50,000
Accrued expenses	107,258	293,175
Net cash used in operating activities	(411,669)	(554,518)

Cash Flows from Investing Activities:
Principal invested into Trust account	—	—
Withdraw from Trust Account for tax obligations	80,500	(276,000,000)
Net cash provided by (used in) investing activities	80,500	(276,000,000)

Cash Flows from Financing Activities:
Due to related party	—	3,817
Proceeds from sale of Units, net of underwriter fee	—	270,480,000
Offering costs	—	(369,212)
Proceeds from issuance of Private Placement Warrants	—	7,820,000
Proceeds from working capital loans	—	100,000
Borrowing from promissory note	—	35,192
Repayment of promissory note	—	(73,780)
Net cash provided by financing activities	—	277,996,017

Net Change in Cash	(331,169)	1,441,499
Cash - Beginning of period	497,412	—
Cash - End of period	$166,243	$1,441,499

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable	$—	$9,660,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 17, 2020, the Company’s inception, through March 31, 2022, relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

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

The Company’s IPO was on February 11, 2021. As of March 31, 2022, the Company had $166,243 in its operating bank account, and working capital deficit of $284,498 (excluding taxes payable which is funded by earnings from the Trust Account).

The Company has approximately $166,000 in cash and approximately $791,843 in current liabilities as of March 31, 2022 and has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans. Additionally, the Company has until February 11, 2023 to consummate a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 25, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31,2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $166,243 and $497,412 in cash and did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to temporary equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of March 31, 2022, offering costs totaling $15,630,212 (consisting of $5,220,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $450,212 of other offering costs) were recognized with $ 655,046 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $14,975,166 included in temporary equity.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets.

As of March 31, 2022 and December 31, 2021, the common stock subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(11,408,000)
Class A common stock issuance costs	(14,975,165)
Plus:
Accretion of carrying value to redemption value	26,383,165

Class A common stock subject to possible redemption	$276,000,000

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three months ended March 31, 2022 and 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Below is a reconciliation of the net income per share of common stock:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$2,218,714	$554,679	$4,360,255	$1,958,955

Denominator
Weighted-average shares outstanding	27,600,000	6,900,000	15,026,667	6,900,000
Basic and diluted net income per common share	$0.08	$0.08	$0.29	$0.29

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred taxes were de minimums as of March 31, 2022 and December 31, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted. would have a material effect on the accompanying condensed financial statements.

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

Promissory Note – Related Party

On December 17, 2020, the Sponsor agreed to loan the Company up to $75,000 to be used for a portion of the expenses of the IPO. On January 13, 2021, the Sponsor agreed to loan the Company up to an additional $50,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and were due at the earlier of March 31, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds. As of March 31, 2022 and December 31, 2021, the Company had  no amounts outstanding borrowings under the promissory note. Additionally, this note is no longer available to the Company.

Working Capital Loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender (the “Working Capital Warrants”). Such warrants would be identical to the Private Placement Warrants. In June 2021 the Company had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on February 8, 2021, to pay up to $25,000 per month for administrative and other services, of which $10,000 per month will be paid to the Sponsor for office space and administrative services provided to members of the management team and up to $15,000 will be used to compensate the Company’s Chief Operating Officer and Chief Financial Officer and Secretary for a portion of their time spent on the Company’s affairs. Upon completion of the Company’s Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, $75,000 was recognized in the condensed statements of operations and has been paid. For the three months ended March 31, 2021 $41,965 was recognized in the statement of operations and $50,000 had been paid.

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

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 shares subject to redemption), respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At March 31, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. RECURRING FAIR VALUE MEASUREMENTS

At March 31, 2022 and December 31, 2021, the Company’s warrant liability was valued at $4,351,920 and $7,384,800, respectively. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the condensed balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2022, assets held in the Trust Account were comprised of $1,365 in cash and $275,848,925 in U.S. Treasury Bills. During the three months ended March 31, 2022, the Company withdrew $80,500 in interest income from the Trust Account for tax obligation purposes.

At December 31, 2021, assets held in the Trust Account were comprised of $53 in cash and $276,080,909 in U.S. Treasury Bills. During the year ended December 31, 2021, the Company did not withdraw interest income from the Trust Account.

The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity securities at March 31, 2022 and December 31, 2021:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain (Loss)	Fair Value
March 31, 2022	U.S. Treasury Bill (Matures on 07/07/2022)	1	$276,127,409	$(278,484)	$275,848,925

December 31, 2021	U.S. Treasury Bill (Matures on 01/06/2022)	1	$276,079,634	$1,274	$276,080,908

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities:
Private Placement Warrants	$—	$—	$1,591,920
Public Warrants	$2,760,000	$—	$—

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities:
Private Placement Warrants	$—	$—	$2,692,800
Public Warrants	$4,692,000	$—	$—

Measurement

The Company established the initial fair value for the Warrants on February 11, 2021, the date of the consummation of the Company’s IPO using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. In April 2021, the Public Warrants began trading in the open market and were reclassified to Level 1. On March 31, 2022 and December 31, 2021 the fair value was remeasured. At March 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

The key inputs into the valuation models was as follows:

	December 31,	March 31,
Input	2021	2022
Risk-free interest rate	1.26%	2.41%
Expected term (years)	5.0	5.78
Expected volatility	10.50%	4.8%
Dividend rate	0.0%	0.0%
Exercise price	$11.50	$11.50

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3 for the three months ended March 31, 2022 and March 31, 2021.

Fair Value at December 31, 2021	$2,692,800
Change in fair value	(1,100,880)
Fair Value at March 31, 2022	$1,591,920

Fair Value at issuance February 11, 2021	$18,028,933
Change in fair value	(7,166,800)
Fair Value at March 31, 2021	$10,862,133

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Capital Resources

As of March 31, 2022, we had $166,243 in our operating bank account and working capital deficit of $223,315 (excluding taxes payable which is funded by earnings from the Trust Account).

Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and loans under an unsecured promissory note from the Sponsor of $73,295. On February 15, 2021, we issued an unsecured convertible promissory note to our Sponsor, pursuant to which we may borrow up to $1,500,000 from our sponsor for ongoing expenses reasonably related to our business and the consummation of an initial business combination. All unpaid principal under the convertible note will be due and payable in full on the earlier of (i) February 11, 2023 and (ii) the effective date of our initial business combination. Our Sponsor will have the option, at any time on or prior to such maturity date, to convert any amounts outstanding under the convertible note into warrants to purchase shares of our Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering. In June 2021 we had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of March 31, 2022 and December 31, 2021, there were no borrowings under the Working Capital Loans.

We have approximately $166,000 in cash and approximately $803,000 in current liabilities as of March 31, 2022 and have incurred and expects to incur additional significant costs in pursuit of financing and acquisition plans. Additionally, we have until February 11, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” we have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 11, 2023.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. Additionally, we will recognize unrealized gains or loss related to our Warrants. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $2,773,393, which is driven by an unrealized gains of $3,032,880 on our warrants and $129,586 in interest income from investments held in our Trust Account. Partially offsetting our income is operating costs and of $389,073.

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

Going Concern

We have approximately $166,243 in cash and approximately $791,843 in current liabilities as of March 31, 2022 and have incurred and expects to incur additional significant costs in pursuit of financing and acquisition plans. Additionally, we have until February 11, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” we have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 11, 2023.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities are first listed on the Nasdaq Stock Market, we agreed to pay the Sponsor up to $25,000 per month for administrative and other services, of which $10,000 per month will be paid to the Sponsor for office space and administrative services provided to members of the management team and up to $15,000 will be used to compensate the Company’s Chief Operating Officer and Chief Financial Officer and Secretary for a portion of their time spent on the Company’s affairs. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the condensed balance sheets.

Net Income (Loss) Per Share

We have two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three months ended March 31, 2022 and 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S.GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 25, 2022.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

In addition, on March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; enhancing disclosures regarding projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time relate thereto.

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

On June 28, 2021, the Sponsor elected to convert $100,000 of outstanding principal amount under the Working Capital Loans into, and the Company has issued, warrants to purchase 66,6667 shares of Class A common stock of the Company at a purchase price of $11.50 per share, subject to adjustment as described in the Private Placement Warrants Purchase Agreement. Such warrants are identical to the Private Placement Warrants issued to the Sponsor in connection with our Initial Public Offering. The issuance of such warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Dated: May 12, 2022