Form 10-Q
period 2022-09-30
Priveterra Acquisition Corp.
filed 2022-11-14
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Fort Lauderdale, FL 33301

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

As of November 14, 2022, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

PRIVETERRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRIVETERRA ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash	$27,759	$497,412
Prepaid assets	138,412	337,812
Total Current Assets	166,171	835,224

Prepaid assets – non-current	—	34,619
Investments held in Trust Account	277,156,370	276,079,687
Total Assets	$277,322,541	$276,949,530

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$943,789	$634,585
Franchise tax payable	150,000	200,000
Income tax payable	254,238	—
Total current liabilities	1,348,027	834,585

Warrant liabilities	961,413	7,384,800
Deferred underwriters’ discount	9,660,000	9,660,000
Total liabilities	11,969,440	17,879,385

Commitments and Contingencies

Class A common stock subject to possible redemption, 27,600,000 shares as of September 30, 2022 and December 31, 2021, at redemption value of $10.03 and $10.00, respectively	276,904,815	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	690	690
Additional paid-in capital	32,000	32,000
Accumulated deficit	(11,584,404)	(16,962,545)
Total Stockholders’ Deficit	(11,551,714)	(16,929,855)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$277,322,541	$276,949,530

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Formation and operating costs	$488,099	$450,892	$1,304,376	$1,050,199
Loss from operations	(488,099)	(450,892)	(1,304,376)	(1,050,199)

Other income (expense)
Unrealized loss on change in fair value of warrants	1,216,614	6,088,400	6,423,387	9,599,733
Offering costs allocated to warrant liabilities	—	—	—	(655,046)
Interest earned on investments held in Trust Account	1,151,217	21,434	1,418,183	58,469
Total other income (expense), net	2,367,831	6,109,834	7,841,570	9,003,156

Income before provision for income taxes	1,879,732	5,658,942	6,537,194	7,952,957
Provision for income taxes	(237,273)	—	(254,238)	—
Net income	$1,642,459	$5,658,942	$6,282,956	$7,952,957

Basic and diluted weighted average shares outstanding, Class A common stock	27,600,000	27,600,000	27,600,000	23,454,945
Basic and diluted net income per share, Class A common stock	$0.05	$0.16	$0.18	$0.26
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net income per share, Class B common stock	$0.05	$0.16	$0.18	$0.26

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,900,000	$690	$32,000	$(16,962,545)	$(16,929,855)
Net income	—	—	—	—	—	2,773,393	2,773,393
Balance — March 31, 2022 (unaudited)	—	—	6,900,000	690	32,000	(14,189,152)	(14,156,462)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(79,687)	(79,687)
Net income	—	—	—	—	—	1,867,104	1,867,104
Balance — June 30, 2022 (unaudited)	—	—	6,900,000	690	32,000	(12,401,735)	(12,369,045)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(825,128)	(825,128)
Net income	—	—	—	—	—	1,642,459	1,642,459
Balance as of September 30, 2022 (unaudited)	—	$—	6,900,000	$690	$32,000	$(11,584,404)	$(11,551,714)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2020	—	$—	6,900,000	$690	$24,310	$(3,588)	$21,412
Excess cash over fair value for Private Placement Warrants	—	—	—	—	1,199,067	—	1,199,067
Accretion of Class A common stock to redemption value	—	—	—	—	(1,223,377)	(25,159,789)	(26,383,166)
Net income	—	—	—	—	—	6,319,210	6,319,210
Balance as of March 31, 2021 (unaudited)	—	—	6,900,000	690	—	(18,844,167)	(18,843,477)
Proceeds received in excess of fair value for Working Capital Loan conversion into Private Placement Warrants	—	—	—	—	32,000	—	32,000
Net loss	—	—	—	—	—	(4,025,194)	(4,025,194)
Balance as of June 30, 2021 (unaudited)	—	—	6,900,000	690	32,000	(22,869,361)	(22,836,671)
Net income	—	—	—	—	—	5,658,942	5,658,942
Balance as of September 30, 2021 (unaudited)	—	$—	6,900,000	$690	$32,000	$(17,210,419)	$(17,177,729)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,282,956	$7,952,957
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,418,183)	(58,469)
Unrealized loss on change in fair value of warrants	(6,423,387)	(9,599,733)
Offering costs allocated to warrant liabilities	—	655,046
Changes in operating assets and liabilities:
Prepaid assets	234,019	(480,956)
Franchise and income tax payable	204,238	150,000
Accrued expenses	309,204	49,000
Net cash used in operating activities	(811,153)	(1,332,155)

Cash Flows from Investing Activities:
Principal invested into Trust account	—	(276,000,000)
Withdrawal from Trust Account for tax obligations	341,500	—
Net cash provided by (used in) investing activities	341,500	(276,000,000)

Cash Flows from Financing Activities:
Due to related party	—	3,495
Proceeds from sale of Units, net of underwriter fee	—	270,480,000
Payment of offering costs	—	(369,212)
Proceeds from issuance of Private Placement Warrants	—	7,920,000
Borrowing from promissory note	—	35,192
Repayment of promissory note	—	(73,780)
Net cash provided by financing activities	—	277,995,695
Net Change in Cash	(469,653)	663,540
Cash - Beginning of period	497,412	—
Cash - End of period	$27,759	$663,540

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable charged to additional paid in capital	$—	$9,660,000
Conversion of Working Capital Loans to Private Placement Warrants	$—	$100,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 17, 2020, the Company’s inception, through September 30, 2022, relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants. The Company has selected December 31 as its fiscal year end.

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

The Company’s IPO was on February 11, 2021. As of September 30, 2022, the Company had $27,759 in its operating bank account, and working capital deficit of $930,301 (excluding taxes payable which is funded by earnings from the Trust Account) and has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 25, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $28,000 and $497,000 in cash and did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to temporary equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of September 30, 2022, offering costs totaling $15,630,212 (consisting of $5,220,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $450,212 of other offering costs) were recognized with $ 655,046 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations and $14,975,166 included in temporary equity.

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

As of September 30, 2022 and December 31, 2021, the common stock subject to possible redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(11,408,000)
Class A common stock issuance costs	(14,975,165)
Plus:
Accretion of carrying value to redemption value	26,383,165
Class A common stock subject to possible redemption, December 31, 2021	276,000,000
Plus:
Accretion of carrying value to redemption value	904,815
Class A common stock subject to possible redemption, September 30, 2022	$276,904,815

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company has two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three and nine months ended September 30, 2022 and 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Below is a reconciliation of the net income per share of common stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$1,313,967	$328,492	$5,026,365	$1,256,591

Denominator
Weighted-average shares outstanding	27,600,000	6,900,000	27,600,000	6,900,000
Basic and diluted net income per common share	$0.05	$0.05	$0.18	$0.18

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$4,527,154	$1,131,788	$6,123,777	$1,829,180

Denominator:
Weighted-average shares outstanding	27,600,000	6,900,000	23,454,945	6,900,000
Basic and diluted net income per common share	$0.16	$0.16	$0.26	$0.26

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s tax rate was 12.62% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 3.89% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Once the warrants become exercisable, the Company may call the warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”)
●	if, and only if, the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Class A common stock and equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination as described elsewhere in the IPO) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders; and
●	if the last sale price of the Class A common stock is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms (except as described above with respect to a holder’s ability to cashless exercise its warrants) as the outstanding public warrants, as described above.

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

Promissory Note – Related Party

On December 17, 2020, the Sponsor agreed to loan the Company up to $75,000 to be used for a portion of the expenses of the IPO. On January 13, 2021, the Sponsor agreed to loan the Company up to an additional $50,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and were due at the earlier of June 30, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds. As of September 30, 2022 and December 31, 2021, the Company had no amounts outstanding borrowings under the promissory note. Additionally, this note is no longer available to the Company.

Working Capital Loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender (the “Working Capital Warrants”). Such warrants would be identical to the Private Placement Warrants. In June 2021 the Company had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on February 8, 2021, to pay $25,000 per month for administrative and other services, of which $10,000 per month will be paid to the Sponsor for office space and administrative services provided to members of the management team and up to $15,000 will be used to compensate the Company’s Chief Operating Officer and Chief Financial Officer and Secretary for a portion of their time spent on the Company’s affairs. Upon completion of the Company’s Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, $75,000 and $225,000 was recognized in the condensed statements of operations and has been paid. For the three and nine months ended September 30, 2021, $191,964 was recognized in the condensed statements of operations and has been paid.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 shares subject to redemption), respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At September 30, 2022 and December 31, 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. RECURRING FAIR VALUE MEASUREMENTS

At September 30, 2022 and December 31, 2021, the Company’s warrant liability was valued at $961,413 and $7,384,800, respectively. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the condensed balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statement of operations.

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

At September 30, 2022, assets held in the Trust Account were comprised of $17,591 in cash and should be $277,138,779 only then if you add $17,591 will this tie back to the Balance sheet balance of 277,156,370 in U.S. Treasury Bills. During the three and nine months ended September 30, 2022, the Company withdrew $341,500 in interest income from the Trust Account for tax obligation purposes.

At December 31, 2021, assets held in the Trust Account were comprised of $52 in cash and should be $276,079,635 only then if you add $52 will this tie back to the Balance sheet balance of 276,079,687 in U.S. Treasury Bills. During the year ended December 31, 2021, the Company did not withdraw interest income from the Trust Account.

The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity securities at September 30, 2022 and December 31, 2021:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain	Fair Value
September 30, 2022	U.S. Treasury Bill (Matures on 10/06/2022)	1	$277,138,779	$9,566	$277,148,345

December 31, 2021	U.S. Treasury Bill (Matures on 01/06/2022)	1	$276,079,635	$1,273	$276,080,908

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities:
Private Placement Warrants	$—	$—	$356,053
Public Warrants	$—	$605,360	$—

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities:
Private Placement Warrants	$—	$—	$2,692,800
Public Warrants	$4,692,000	$—	$—

Measurement

The Company established the initial fair value for the Warrants on February 11, 2021, the date of the consummation of the Company’s IPO using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. In April 2021, the Public Warrants began trading in the open market and were reclassified to Level 1. On September 30, 2022 and December 31, 2021, the fair value was remeasured. At September 30, 2022 and December 31, 2021, the Company used a Monte Carlo simulation and modified Black-Scholes model, respectively, to value the Private Placement Warrants. The Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

The key inputs into the valuation models was as follows:

	December 31,	September 30,
Input	2021	2022
Risk-free interest rate	1.26%	4.04%
Expected term (years)	5.0	5.39
Expected volatility	10.50%	6.9%
Dividend rate	0.0%	0.0%
Exercise price	$11.50	$11.50
Market implied likelihood of IBC	—%	6.9%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s assets and liabilities classified as level 3 for the three and nine months ended September 30, 2022 and September 30, 2021.

Fair Value at December 31, 2021	$2,692,800
Change in fair value	(1,100,880)
Fair Value at March 31, 2022	1,591,920
Change in fair value	(793,893)
Fair Value at June 30, 2022	798,027
Change in fair value	(441,974)
Fair Value at September 30, 2022	$356,053

Fair Value at issuance February 11, 2021	$18,028,933
Change in fair value	(7,166,800)
Fair Value at March 31, 2021	10,862,133
Public Warrants reclassified to level 2	(9,200,000)
Issuance of Private Placement Warrants upon conversion of Working Capital Loans	68,000
Change in fair value	3,655,467
Fair Value at June 30, 2021	5,385,600
Change in fair value	(2,270,400)
Fair Value at September 30, 2021	$3,115,200

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Liquidity and Capital Resources

As of September 30, 2022, we had $27,759 in our operating bank account and working capital deficit of $930,301 (excluding taxes payable which is funded by earnings from the Trust Account).

Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and loans under an unsecured promissory note from the Sponsor of $73,295. On February 15, 2021, we issued an unsecured convertible promissory note to our Sponsor, pursuant to which we may borrow up to $1,500,000 from our sponsor for ongoing expenses reasonably related to our business and the consummation of an initial business combination. All unpaid principal under the convertible note will be due and payable in full on the earlier of (i) February 11, 2023 and (ii) the effective date of our initial business combination. Our Sponsor will have the option, at any time on or prior to such maturity date, to convert any amounts outstanding under the convertible note into warrants to purchase shares of our Class A common stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering. In June 2021 we had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of September 30, 2022 and December 31, 2021, there were no borrowings under the Working Capital Loans.

We have approximately $28,000 in cash and approximately $1,300,000 in current liabilities as of September 30, 2022 and have incurred and expects to incur additional significant costs in pursuit of financing and acquisition plans. Additionally, we have until February 11, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” we have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 11, 2023.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception through September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. Additionally, we will recognize unrealized gains or loss related to our Warrants. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1,642,459, which is driven by an unrealized gain of $1,216,614 on our warrants and $1,151,217 in interest income from investments held in our Trust Account. Partially offsetting our income is operating costs and of $488,099 and provision for income tax of $237,273.

For the nine months ended September 30, 2022, we had net income of $6,282,956, which is driven by an unrealized gain of $6,423,387 on our warrants and $1,418,183 in interest income from investments held in our Trust Account. Partially offsetting our income is operating costs and of $1,304,376 and provision for income tax of $254,238.

For the three months ended September 30, 2021, we had net income of $5,658,942, which is driven by an unrealized gain of $6,088,400 and $21,434 in interest income from investments held in our Trust Account, partially offset by $450,892 in formation and operating costs.

For the nine months ended September 30, 2021, we had net income of $7,952,957, which is driven by an unrealized gain of $9,599,733 on our warrants and $58,469 in interest income from investments held in our Trust Account. Partially offsetting our income is $1,050,199 in formation and operating costs and warrant issue costs of $655,046.

Going Concern

We have approximately $28,000 in cash and approximately $1,300,000 in current liabilities as of September 30, 2022 and have incurred and expects to incur additional significant costs in pursuit of financing and acquisition plans. Additionally, we have until February 11, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” we have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 11, 2023.

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

Net Income Per Share

We have two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three and nine months ended September 30, 2022 and 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remediation of a Material Weakness in Internal Control over Financial Report

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

By:	/s/ Oleg Grodnensky
	Name:	Oleg Grodnensky
	Title:	Chief Financial Officer

Dated: November 14, 2022