Form 10-K
period 2022-12-31
Priveterra Acquisition Corp.
filed 2023-02-22
CIK 1837607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                  .

Commission file number 001-40021

Priveterra Acquisition Corp
(Exact Name of Registrant as Specified in Its Charter)

Delaware		85-3940478
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

300 SE 2nd Street, Suite 600
Fort Lauderdale, FL 33011
(Address of Principal Executive Offices)

+1 754-220-9229

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incen-tive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☐ No.

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

As of February 21, 2023, 27,600,000 shares of Class A common stock, par value $0.0001 per share, and shares of 6,900,000 Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“we,” “us,” “our,” “company” or “our company” are to Priveterra Acquisition Corp., a Delaware corporation;

“AEON Governing Documents” are to the Fourth Amended and Restated Articles of Incorporation of AEON, as amended, and the Amended and Restated Bylaws of AEON;

“AEON Stockholders” are to the holders of AEON common stock (on an as converted basis after taking into effect the conversion of the AEON Warrants, the conversion of the shares of AEON preferred stock into AEON common stock in accordance with the AEON Governing Documents of AEON as of the Effective Time and the conversion of the AEON convertible notes into AEON common stock in accordance with the terms of such AEON convertible notes and the noteholder support agreements, and after giving effect to the issuance of AEON common stock, if any, in connection with the Subsidiary Merger) immediately prior to the Effective Time;

“AEON Warrants” are to the warrant to purchase 342,011 shares of AEON’s Series B Preferred Stock, issued May 27, 2016, at an exercise price of $7.3097 per share;

“Class A Common Stock” are to the Class A Common Stock of the company, par value $0.0001;

“Class B Common Stock” are to the Class B Common Stock of the company, par value $0.0001, which is convertible into shares of Class A Common Stock on a one-for-one basis;

“Combined Company” are to the company subsequent to the Business Combination (also referred to herein as “New AEON”);

“Committed Financing Agreement” are to any of those certain Interim Financing Agreements entered into between Priveterra, AEON and those certain investors on January 6, 2023, to be executed simultaneously with the Closing of the Business Combination;

“Exchange Ratio” shall have the meaning given to such term in the Business Combination Agreement;

“DGCL” are to the Delaware General Corporation Law as the same may be amended from time to time;

“common stock” are to our Class A Common Stock and our Class B Common Stock;

“directors” are to our current directors;

“Exchange Ratio” shall have the meaning given to such term in the Business Combination Agreement;

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

“Interim Financing Arrangement” are to the financing arrangements contemplated by Section 5.17 of the Business Combination Agreement and any other financing arrangement that AEON and Priveterra expressly designate as an “Interim Financing Arrangement” in an agreement in writing which makes reference to the Business Combination Agreement and has been duly authorized, executed and delivered by each of AEON and Priveterra;

“Interim Financing Agreements” are to any of the definitive agreements entered into by Priveterra or AEON in connection with any Interim Financing Arrangement in connection with the Business Combination;

“Interim Financing Investor” are to any of those certain investors that have entered or will enter into any Interim Financing Agreements with Priveterra and AEON;

“management” or our “management team” are to our executive officers and directors;

“Merger Consideration” are to with respect to each outstanding share of AEON common stock (on an as converted basis after taking into effect the conversion of the AEON preferred stock and the outstanding convertible notes of AEON and after giving effect to the issuance of AEON common stock, if any, in connection with the Subsidiary Merger) a number of shares of New AEON common stock equal to the Exchange Ratio (and with an aggregate value equal to $165,000,000 (minus certain holdback equity closing value) allocated to the AEON Stockholders (on an as converted basis after taking into effect the conversion of the AEON preferred stock and the outstanding convertible notes of AEON and after giving effect to the issuance of New AEON common stock, if any, in connection with the Subsidiary Merger) as set forth on the allocation schedule to the Business Combination Agreement; “New AEON” are to the Combined Company following the consummation of the Business Combination;

“New AEON common stock” are to Class A Common Stock of New AEON following the Business Combination;

“our initial public offering” or “IPO” are to our initial public offering consummated on February 11, 2021;

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

“SEC” are to the U.S. Securities and Exchange Commission;

“sponsor” are to Priveterra Sponsor, LLC, a Delaware limited liability company;

“Sponsor Forfeiture Amount” shall have the meaning given to such term in the Sponsor Support Agreement;

“Subsidiary Rollover Option” shall have the meaning given to such term in the Business Combination Agreement.

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

On February 15, 2021, we issued an unsecured convertible promissory note to our sponsor, pursuant to which we may borrow up to $1,500,000 from our sponsor for ongoing expenses reasonably related to our business and the consummation of our initial business combination. All unpaid principal under the convertible note will be due and payable in full on the earlier of (i) August 11, 2023 and (ii) the effective date of our initial business combination. Our sponsor will have the option, at any time on or prior to such maturity date, to convert any amounts outstanding under the convertible note into warrants to purchase shares of our Class A Common Stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering (“working capital warrants”). On June 28, 2021, our sponsor elected to convert $100,000 of outstanding principal under this unsecured convertible promissory note into, and we issued, 66,667 working capital warrants. As of December 31, 2021, the company had no borrowings under this unsecured convertible promissory note.

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

Business Combination Agreement – Proposed Business Combination with AEON Biopharma, Inc.

On December 12, 2022, we entered into a business combination agreement (the “Business Combination Agreement”) with Priveterra Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and AEON Biopharma, Inc., a Delaware corporation (“AEON”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into AEON, with AEON surviving as a wholly-owned subsidiary of the company (the “Merger”). Upon the closing of the Merger (the “Closing”), the company will change its name to “AEON Biopharma, Inc.” and its ticker symbol on the Nasdaq Capital Market (“Nasdaq”) is expected to change to “AEON”. The date on which the Closing occurs is hereinafter referred to as the “Closing Date.” The proposed business combination with AEON was announced in the company’s Current Report on Form 8-K filed with the SEC on December 12, 2022.

The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the company and AEON. We intend to effectuate our proposed initial business combination with AEON using a combination of cash from the proceeds of our initial public offering (and the concurrent private placement of the private placement warrants), the proceeds of the sale of our shares to private investors in connection with our initial business combination and shares issued to the stockholders of AEON, as described below.

In connection with the execution of the Business Combination Agreement, AEON and the company entered into interim financing letter agreements for an aggregate amount of $20 million (the “Letter Agreements”) with certain investors (the “Investors”), the terms of which provide for the sale and issuance to the Investors of an issued security that will be exchanged or converted at the Closing into Class A Common Stock of the company at a purchase price of $7.00 per the company share. The Letter Agreements will terminate upon the earliest of (a) such date and time as the Business Combination Agreement is validly terminated, (b) upon mutual written agreement of each of the parties to the Letter Agreements, (c) at any time upon the election of the company and AEON at their sole discretion and (d) nine months from the date of the Letter Agreements if the closing of the Business Combination Agreement has not occurred.

Pursuant to the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) each outstanding share of AEON common stock (on an as converted basis after taking into effect the conversion of the outstanding warrants of AEON exercisable for shares of AEON preferred stock, the conversion of the shares of AEON preferred stock into AEON common stock in accordance with the governing documents of AEON as of the Effective Time, the conversion of the outstanding convertible notes of AEON into AEON common stock in accordance with the terms of such convertible notes and after giving effect to the issuance of AEON common stock, if any, in connection with the subsidiary merger (the time on the Closing Date and immediately prior to the Merger when ABP Sub, Inc. (“ABP Sub”) shall merge with and into AEON being referred to herein as the “Subsidiary Merger”)) will be cancelled and converted into the right to receive a number of shares of New AEON common stock equal to the Merger Consideration; and (ii) each outstanding AEON option (including each Subsidiary Rollover Option) will be converted into an option to purchase a number of shares of New AEON common stock equal to (A) the number of shares of AEON common stock subject to such option immediately prior to the Effective Time, multiplied by (B) the Exchange Ratio, at an exercise price per share equal to the exercise price per share for such option as of immediately prior to the Closing divided by the Exchange Ratio.

In addition, upon the achievement of certain clinical development milestones, certain AEON Stockholders will be entitled to receive up to 16,000,000 additional shares of New AEON common stock (the “Earnout Shares”), which will be issued as follows: (i) 1,000,000 shares of New AEON common stock, if, on or before June 30, 2025, AEON has commenced a Phase 3 clinical study for the treatment of chronic or episodic migraine; (ii) 4,000,000 shares of New AEON common stock, if, on or before November 30, 2026, AEON has received from the FDA acceptance for review of the Biologics License Application within the meaning of the rules and regulations of the FDA (the “BLA”) submitted by AEON for the treatment of cervical dystonia; (iii) 4,000,000 shares of New AEON common stock, if, on or before June 30, 2029, AEON has received from the FDA acceptance for review of the BLA submitted by AEON for the treatment of episodic migraine, provided that this number will increase to 11,000,000 shares of New AEON common stock if this milestone is reached prior to FDA acceptance for review of the BLA submitted by AEON for the treatment of chronic migraine; and (iv) 7,000,000 shares of New AEON common stock if, on or before June 30, 2028, AEON has received from the FDA acceptance for review of the BLA submitted by AEON for the treatment of chronic migraine, provided, however, that if AEON has achieved the episodic migraine milestone pursuant to the proviso to the foregoing clause (iii) entitling AEON Stockholders to 11,000,000 shares of New AEON common stock, this contingent consideration will be reduced to 0 shares of New AEON common stock. Additionally, the first payment of any Earnout Shares upon the achievement of the milestones above will include, in addition to such Earnout Shares, a number of the shares of Class B Common Stock initially purchased by the Sponsor and the shares of Class A Common Stock issuable upon conversion thereof (the “Founder Shares”) equal to the Sponsor Forfeiture Amount in accordance with the sponsor support agreement the Sponsor entered into with the company and AEON (the “Sponsor Support Agreement”). These 16,000,000 shares of New AEON common stock are referred to as the “Contingent Consideration.” Subject to certain exceptions, if a change of control of New AEON occurs following the Closing, then any Contingent Consideration that remains unissued as of immediately prior to the consummation of such change of control will immediately become payable and certain of the former holders of shares of AEON preferred stock and AEON common stock will be entitled to receive the unissued Contingent Consideration prior to the consummation of such change of control.

The parties to the Business Combination Agreement have agreed to customary representations and warranties for transactions of this type. In addition, the parties to the Business Combination Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of AEON, the company and their respective subsidiaries during the period between execution of the Business Combination Agreement and Closing. The representations, warranties, agreements and covenants of the parties set forth in the Business Combination Agreement will terminate at Closing, except for those covenants and agreements that, by their terms, contemplate performance after Closing, and certain representations and warranties, as noted in the Business Combination Agreement. Each of the parties to the Business Combination Agreement has agreed to use its reasonable best efforts to take or cause to be taken all actions, and to do or cause to be done all things, reasonably necessary to consummate and expeditiously implement the Merger.

Under the Business Combination Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Business Combination Agreement and the transactions contemplated thereby by the requisite vote of the company’s stockholders and AEON’s stockholders; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of a continuing Company Material Adverse Effect or AEON Material Adverse Effect (each as defined in the Business Combination Agreement) since the date of the Business Combination Agreement; (iv) after giving effect to the transactions contemplated by the Business Combination Agreement, the company having net tangible assets of at least $5,000,001 upon consummation of the Merger; (v) the company’s initial listing application with Nasdaq in connection with the Merger having been approved and, immediately following the Effective Time, the company having the ability to satisfy the applicable initial and continuing listing requirements of Nasdaq and the shares of the company’s Class A Common Stock have been approved for listing on Nasdaq, subject only to official notice of the issuance thereof; and (vi) the registration statement filed by the company in connection with the transactions contemplated by, and as required by, the Business Combination Agreement, the first draft of which was filed with the SEC on Form S-4 on December 27, 2022 (the “Registration Statement”), has become effective, no stop order has been issued by the SEC and remains in effect with respect to the Registration Statement, and no proceeding seeking such a stop order has been threatened or initiated by the SEC and remains pending. In addition, AEON’s obligation to consummate the Merger is subject to the condition that the Available Closing Cash (as defined in the Business Combination Agreement) shall be greater than or equal to $45,000,000. Because the parties’ obligations to consummate the Merger are subject to the satisfaction or waiver of these (and other) conditions, there is no guarantee that the Merger will be consummated.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, a copy of which was exhibited as Exhibit 2.1 to the Current

Report on Form 8-K filed by the company with the SEC on December 12, 2022, the terms of which are incorporated herein by reference.

The Business Combination Agreement also contemplates the execution of various additional agreements and instruments on or before the Closing, including, among others, the sponsor support agreement, the AEON stockholder support agreements, the AEON noteholder support agreements and the interim financing agreements, each of which, or the form of which, is described in and exhibited to (whether directly, or as an annexure or exhibit to another document exhibited to) the Current Report on Form 8-K filed by the company with the SEC on December 12, 2022, the terms of each of which are incorporated herein by reference.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 30 months from the closing of our initial public offering.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation provides that we will have only 30 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 24-month period from the closing of our initial public offering or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period or during any Extension Period.

Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by August 11, 2023 or during any Extension Period. However, if our initial stockholders, sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our initial stockholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 11, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 11, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 11, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by August 11, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by August 11, 2023, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 11, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

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

Employees

We currently have three executive officers: Robert Palmisano, Vikram Malik and Oleg Grodnensky. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination (including the proposed initial business combination with AEON). The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

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

Although we have entered into the Business Combination Agreement and currently intend to consummate our initial business combination with AEON (as discussed in “Part I, Item 1. Business” of this Annual Report), we have not yet consummated the proposed business combination. Accordingly, many of the risks set forth below are relevant to the consummation of our proposed initial business combination with AEON, and certain risks will be relevant if, for any reason, we do not consummate our proposed business combination with AEON and are required to seek a new target business with which to consummate our initial business combination. You should therefore carefully consider all of the risks described below, despite the fact that we currently intend to consummate our initial business combination with AEON.

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

Although we currently intend to hold a stockholder vote to approve our proposed initial business combination with AEON (as described in “Part I, Item 1. Business” of this Annual Report), we may, in certain circumstances, choose not to hold a stockholder vote to approve another proposed initial business combination (if any) unless that business combination would require stockholder approval under applicable law or stock exchange listing requirement. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares as consideration in any business combination (as is the case for our proposed initial business combination with AEON). Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination (including the proposed business combination with AEON) or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.

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

We may seek to enter into a business combination transaction agreement (as is the case with our proposed initial business combination with AEON) with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination (including the Business Combination Agreement), we will not (and in the case of the Business Combination Agreement, did not) know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing (as is the case for our proposed business combination with AEON), we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. In the case of our proposed initial business combination with AEON, however, as noted above, certain of our public stockholders have entered into non-redemption agreements to help us satisfy the minimum cash condition in the Business Combination Agreement. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Common Stock results in the issues of shares of Class A Common Stock on a greater than one-to-one basis upon conversion of the shares of Class B Common Stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the representatives of the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing (as is the case for our proposed business combination with AEON), the probability that our initial business combination would be unsuccessful is increased. In the case of our proposed initial business combination with AEON, however, as noted above, certain of our public stockholders have entered into non-redemption agreements to help us satisfy the minimum cash condition in the Business Combination Agreement. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by August 11, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by August 11, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by August 11, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by August 11, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A Common Stock.

If we seek stockholder approval of our initial business combination (including our proposed initial business combination with AEON) and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination (as is the case for our proposed business combination with AEON), where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

If we do not consummate our proposed initial business combination with AEON, in identifying, evaluating and selecting another target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination (including the proposed business combination with AEON) in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination, should the proposed initial business combination with AEON not be consummated. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the 30 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses (if our proposed initial business combination with AEON is not consummated) and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 30 months following such closing; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities (except for our Independent Registered Public Accounting Firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Making such a request of potential target businesses may make any acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue (although AEON has, via the Business Combination Agreement, executed such a waiver). The underwriters of our initial public offering as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Class A Common Stock is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 11, 2023; and (iii) absent an initial business combination by August 11, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate another business combination (if required, should our proposed initial business combination with AEON not be consummated) or complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 11, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 11, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine (including those of AEON, should our proposed initial business combination be consummated). For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination (including our proposed initial business combination with AEON) could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash (as is the case for our proposed initial business combination with AEON). In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business (including AEON) is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity (although AEON is not affiliated with our sponsor, officers or directors) or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination (including our proposed initial business combination with AEON), the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business (such as AEON) which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants provided us with $266,340,000 that we may use to complete our initial business combination (after taking into account the $9,660,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time (as at the date of this Annual Report, we only intend to effectuate a business combination with a single target business, AEON). However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity (such as AEON), our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we have focused and, should we be required to seek another target business if our proposed business combination with AEON is not consummated, intend to focus, our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business (such as AEON), property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

As at the date of this Annual Report, we only intend to effectuate a business combination with a single target business, AEON. If, however, we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company (such as AEON) about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company, such as AEON. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination (as is the case for our proposed business combination with AEON) may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by August 11, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 11, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers and directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business (including AEON), which could compel us to restructure or abandon a particular business combination.

We have entered into a business combination agreement with AEON, but to the extent that business combination is not consummated, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination (as is the case for our proposed initial business combination with AEON). We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination (including AEON) may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business (including AEON), that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business (including, if the business combination with AEON is consummated, AEON), however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate (including AEON’s management team) following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A Common Stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third parties in connection with financing our initial business combination (as is the case, in each case, for our proposed initial business combination with AEON). In these cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A Common Stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A Common Stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate (including the proposed initial business combination with AEON) or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team’s or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

Although we intend to focus on identifying companies focusing on the medical technology sector, we will, if our proposed business combination with AEON is not consummated, consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Class A Common Stock will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Until we consummate our initial business combination, we are primarily engaged in the business of identifying and combining with one or more businesses. Certain of our officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so (and AEON is not affiliated with our sponsor, directors or officers). Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders (although AEON is not affiliated with our sponsor, our officers or directors). Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 1. Business — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Besides the entered into Business Combination Agreement with AEON, our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth herein and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be 27,600,000 units and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 5,213,333 private placement warrants, each exercisable for one share of Class A Common stock at $11.50 per share, for an aggregate purchase price of $7,820,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 30-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 11, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and the redemption of our public shares if we are unable to complete an initial business combination by August 11, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by August 11, 2023 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 30 months from the closing of our initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

We may issue additional shares of Class A Common Stock or shares of preferred stock to complete our initial business combination (as is the case for our proposed initial business combination with AEON) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

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

We may issue a substantial number of additional shares of Class A Common Stock or shares of preferred stock to complete our initial business combination (as is the case for our proposed initial business combination with AEON) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock upon conversion of the Class B Common Stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein (although, as noted above, in connection with our proposed initial business combination with AEON, the sponsor has waived its right for this conversion ratio to be adjusted in such a manner). However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 30 months from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

We are a blank check company incorporated under the laws of the State of Delaware with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses (including our proposed business combination with AEON). We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability continue as a “going concern.”

As of December 31, 2022, the Company had $67,909.00 in cash held outside of the trust account and a working capital deficit of $2,874,594. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans, including in connection with our proposed initial business combination with AEON. Management’s plans to address any need for additional capital are discussed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We cannot assure you that our plans to raise capital (if required) or to consummate an initial business combination (including the proposed initial business combination with AEON) will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to continue as a going concern.

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

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (although this is not contemplated in the case of our proposed initial business combination with AEON) (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

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

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. We do not currently intend to incur indebtedness in connection with our proposed initial business combination with AEON.

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

Our sponsor purchased 5,213,333 private placement warrants at a price of $1.50 per warrant in a private placement that occurred concurrently with the closing of our IPO and generated gross proceeds of $7,820,000. Each private placement warrant is exercisable for one share of Class A Common Stock at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the IPO held in the trust account. If we do not complete a business combination by August 11, 2023, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in Delaware on November 17, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our Sponsor is Priveterra Sponsor, LLC, a Delaware limited liability company. The registration statement for the Initial Public Offering was declared effective on February 8, 2021. On February 11, 2021, we consummated the Initial Public Offering of 27,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, and incurring offering costs of approximately $5,520,000, inclusive of approximately $9,660,000 in deferred underwriting commissions. On November 16, 2022, the Company and one of the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. As a result, the Company recognized income of $3,767,400 in relation to the waiver of the deferred underwriter fee allocated to the underwriter in the accompanying consolidated financial statements. As of December 31, 2022 and 2021, the deferred underwriting fee payable is $5,892,600 and $9,660,000, respectively. On January 23, 2023, the Company and a second underwriter executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement which represents and additional $4,636,800 of the deferred fee as waived.

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

We will only have 30 months from the closing of the Initial Public Offering, or August 11, 2023, (or such later date as may be approved by Priveterra stockholders in an amendment to the Current Charter) to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest and not previously released to us to fund our working capital requirements (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation. Our Sponsor and our executive officers and independent director nominees (the “initial stockholders”) entered into a letter agreement with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial stockholders or any of our officers, directors or affiliates acquire shares of common stock in or after the Initial Public Offering, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering.

On December 12, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Priveterra Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and AEON Biopharma, Inc., a Delaware corporation (“AEON”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into AEON, with AEON surviving as a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), the Company will change its name to “AEON Biopharma, Inc.” The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

Pursuant to the Business Combination Agreement, at the effective time of the Merger, each option, whether vested or unvested, exercisable for AEON equity that is outstanding immediately prior to the effective time of the Merger shall be assumed by the Company and continue in full force and effect on the same terms and conditions as are currently applicable to such options, subject to adjustments to exercise price and number of shares of Class A Common Stock issued upon exercise.

Under the Business Combination Agreement, the Company will acquire all of the outstanding equity interests of AEON (including equity interests issued upon conversion of the outstanding convertible notes of AEON) in exchange for shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), based on an implied AEON equity value of $165,000,000, to be paid to AEON stockholders at the effective time of the Merger, except that 809,000 shares of the Company’s Class A Common Stock otherwise issuable as merger consideration shall be held back to satisfy the exercise of certain of AEON’s convertible notes upon the maturity thereof.

The issuance of additional shares in connection with the Business Combination to the current owners of AEON or other investors:

●	may significantly dilute the equity interest of Priveterra stockholders, which dilution would increase if the anti-dilution provisions in the Class B Common Stock resulted in the issuance of shares of Class A Common Stock on a greater than one-to-one basis upon conversion of the Class B Common Stock;
●	may subordinate the rights of holders of Priveterra Common Stock if preferred stock is issued with rights senior to those afforded Priveterra Common Stock;
●	could cause a change in control if a substantial number of shares of Priveterra Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A Common Stock.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of AEON, it could result in:

●	default and foreclosure on our assets if our operating revenues after the Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on Priveterra Common Stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of December 31, 2022, the balance of the Trust Account was approximately $279,384,429 (excluding $5,892,600 of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). Further, we expect to incur significant costs in the pursuit of the Business Combination. We cannot assure you that our plans to raise capital or to complete the Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering (defined below), and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with identifying AEON as a target company for our initial business combination.

For the year ended December 31, 2022, we had net income of $9,980,174, which is driven by an unrealized gain of $6,715,041 on our warrants, reduction of underwriting fees of $3,767,400, and $3,706,667 in interest income from investments held in our Trust Account. Partially offsetting our income is operating costs and of $3,325,605 and provision for income tax of $883,329.

For the year ended December 31, 2021, we had net income of $8,200,831, which is driven by an unrealized gain of $10,712,133 on our warrants and $79,687 in interest income from investments held in our Trust Account. Partially offsetting our income is $1,935,943 in formation and operating costs and warrant issue costs of $655,046.

Liquidity and Capital Resources

As of December 31, 2022, we had $67,909 in our operating bank account and working capital deficit of $2,874,594 (excluding taxes payable which is funded by earnings from the Trust Account).

Prior to the completion of the Initial Public Offering, our liquidity needs have been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and loans under an unsecured promissory note from the Sponsor of $73,295. On February 15, 2021, we issued an unsecured convertible promissory note to our Sponsor, pursuant to which we may borrow up to $1,500,000 from our sponsor for ongoing expenses reasonably related to our business and the consummation of an initial business combination. All unpaid principal under the convertible note will be due and payable in full on the earlier of (i) August 11, 2023 and (ii) the effective date of our initial business combination. Our Sponsor will have the option, at any time on or prior to such maturity date, to convert any amounts outstanding under the convertible note into warrants to purchase shares of our Class A Common Stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our initial public offering. In June 2021 we had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of December 31, 2022 and 2021, there were no borrowings under the Working Capital Loans.

We have approximately $68,000 in cash and approximately $3,900,000 in current liabilities as of December 31, 2022 and have incurred and expects to incur additional significant costs in pursuit of financing and acquisition plans. Additionally, we have until August 11, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” we have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 11, 2023 (or such later date as may be approved by Priveterra stockholders in an amendment to the Current Charter).

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the consolidated balance sheets. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

We have approximately $68,000 in cash and approximately $3,900,000 in current liabilities as of December 31, 2022 and have incurred and expects to incur additional significant costs in pursuit of financing and acquisition plans. Additionally, we have until August 11, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” we have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 11, 2023 (or such later date as may be approved by Priveterra stockholders in an amendment to the Current Charter).

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

We paid an underwriting discount of 2% of the per Unit offering price, or approximately $5,520,000 million in the aggregate at the closing of the Initial Public Offering, and agreed to pay an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross offering proceeds, or approximately $9,660,000 in the aggregate upon the Company’s completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination. On November 16, 2022, the Company and one of the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. As a result, the Company recognized income of $3,767,400 in relation to the waiver of the deferred underwriter fee allocated to the underwriter in the accompanying consolidated financial statements. As of December 31, 2022 and 2021, the deferred underwriting fee payable is $5,892,600 and $9,660,000, respectively. On January 23, 2023, the Company and a second underwriter executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement which represents and additional $4,636,800 of the deferred fee as waived.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

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

Net Income Per Share

We have two classes of common shares, which are referred to as Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A Common Stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the period ended December 31, 2022 and 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Besides the above, the Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $78,988 and $116,415, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 and 2021 consolidated financial statements included in this Annual Report on Form 10-K.

Tax Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $9,152 and $8,320, respectively, for the services Withum performed in connection with our tax filings.

All Other Fees. For the year ended December 31, 2022 and 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Robert Palmisano	78	Chairman and Chief Executive Officer
Vikram Malik	60	President and Director
Oleg Grodnensky	45	Chief Operating Officer, Chief Financial Officer and Secretary
Lance A. Berry	50	Director
James A. Lightman	65	Director
Julie B. Andrews	51	Director

Robert Palmisano, 78, has been our Chairman and Chief Executive Officer since December 2020. Mr. Palmisano has over 40 years of experience in various sectors within the healthcare industry and has been in leadership roles at several prominent global medical technology companies. Mr. Palmisano’s first role as President and Chief Executive Officer in the medical technology sector began in 1997, at Summit Technology Inc. (“Summit Technology”), a manufacturer of ophthalmic laser systems, which he held until 2000 when the company was acquired by Alcon Laboratories Inc. From 2001 to 2003, Mr. Palmisano served as President and Chief Executive Officer of MacroChem Corporation, a specialty pharmaceutical company that develops and commercializes topical pharmaceutical products. In 2003, Mr. Palmisano became the President and Chief Executive Officer of IntraLase Corp. (“IntraLase”), an ophthalmic laser technology company with a post-money valuation of $74 million at the time. Mr. Palmisano guided IntraLase through its initial public offering in 2004, with a post-money valuation of approximately $340 million, until its 2007 acquisition by Advanced Medical Optics, Inc. (“Advanced Medical Optics”) in a transaction valued at approximately $800 million in equity value. Following the sale of IntraLase, Mr. Palmisano became Chief Executive Officer of ev3 Inc. (“ev3”) in 2008, a global endovascular device company, which had a market capitalization of approximately $790 million, and held the role until 2010 when the company was acquired by Covidien plc (“Covidien”) in a transaction valued at approximately $2.6 billion in equity value. Following the sale of ev3, Mr. Palmisano became the President and Chief Executive Officer of Wright Medical Group N.V. (“Wright Medical”) in 2011, which had a market capitalization of approximately $850 million, and held the role until 2020 when the company was acquired by Stryker Corporation (“Stryker”) (NYSE:SYK) in a transaction valued at $4.7 billion in equity value. Mr. Palmisano previously served on the board of directors of Avedro, Inc., ev3 Inc., Osteotech, Inc., (NYSE: MDT) Advanced Medical Optics, Inc., Entellus Medical, Inc. and Bausch & Lomb. We believe Mr. Palmisano is qualified to serve on the Board due to his executive experience with several prominent global medical technology companies.

Vikram Malik, 60, has been our President and a Director since December 2020. Mr. Malik has 34 years of experience in investment banking, private growth equity investments, business strategy and business development as well as corporate governance through several board positions. Mr. Malik began his investment banking career in 1987 at Swiss Bank Corporation in cross border mergers and acquisitions. After 26 years on Wall Street at various firms such as Chase Manhattan Bank, Dresdner Bank, Credit Suisse First Boston, Banc of America Securities and Bank of America Merrill Lynch, advising on M&A, equity and debt capital raising, leveraged buyouts and private placements, he retired from investment banking as Vice Chairman Investment Banking of Deutsche Bank Securities in 2013. During a very successful career on Wall Street, Mr. Malik led over $100 billion of M&A, equity and debt transactions, including some ground breaking deals such as the creation of the world’s largest dialysis products and services company, Fresenius Medical Care AG & Co. KGaA (“Fresenius”) (NYSE: FMS), in a complex, $4.2 billion, cross border, Leveraged Reverse Morris Trust transaction in 1996, which was awarded M&A Deal of The Year accolades by The Wall Street Journal. Mr. Malik’s experience also includes the $4 billion acquisition of Renal Care Group, Inc. by Fresenius in 2005, the $4.5 billion acquisition of ophthalmology leader Bausch & Lomb by Warburg Pincus LLC in 2007, and the $2 billion acquisition of a vascular access products company, Arrow International, Inc., by Teleflex Incorporated in 2007, which began its transformation from an industrial conglomerate into a medical products company, today known as Teleflex Medical. Additionally, Mr. Malik participated in the $4.3 billion spin-off of medical products conglomerate CareFusion Corp. (“CareFusion”) from Cardinal Health, Inc. (NYSE:CAH), in 2009. Mr. Malik also played lead roles in the IPOs and listings of many healthcare companies such as Fresenius, AMN Healthcare Services Inc. (NYSE:AMN), Cross Country Healthcare Inc. (Nasdaq: CCRN), IntraLase, Symmetry Medical Inc., NuVasive, Inc. (Nasdaq: NUVA), CareFusion, and Evolus, Inc. (“Evolus”) (Nasdaq: EOLS). We believe Mr. Malik is qualified to serve on the Board due to his financial experience in the healthcare industry.

Oleg Grodnensky, 45, has been our Chief Operating Officer and Chief Financial Officer since December 2020 and Secretary of the Board since May 2021. Mr. Grodnensky has over 24 years of experience working in finance, general advisory, business development and operations within the life sciences industry, and brings extensive financial and operational expertise to our company. Mr. Grodnensky began his career on Wall Street in 1998 focusing on leading M&A transactions, restructurings, and equity and debt capital raising in life science sectors. Mr. Grodnensky and Mr. Malik have worked together at Banc of America Securities. Following more than ten years in healthcare investment banking and over 30 advisory roles totaling $17 billion in value, Mr. Grodnensky founded HV Capital, where he provided operational turnaround, strategic business development and buy-side advisory services to global healthcare and private equity firms, and acted as a principal investor in growth and venture opportunities. In September 2020, Mr. Grodnensky founded Priveterra Capital to focus on strategic opportunity investments across life sciences and financial technology sectors. Mr. Grodnensky received his BS in Economics and Mathematics from Duke University in 1998.

Lance A. Berry, 50, has served on the Board since the Initial Public Offering. Mr. Berry has over fifteen years’ experience in senior leadership roles for Wright Medical Group N.V. (Nasdaq: WMGI), a $1 billion global healthcare growth company. From January, 2019 to November, 2020, Mr. Berry was Executive Vice President, Chief Financial and Operations Officer, overseeing all aspects of corporate strategy, finance, tax, accounting, supply chain, manufacturing, digital strategy and execution, business development, information technology and investor relations on a global basis at Wright Medical Group. Working with Mr. Palmisano at Wright Medical, Mr. Berry oversaw many successful mergers and acquisitions, which included a variety of financing transactions. Notable transactions include the approximately $5.4 billion sale of Wright Medical to Stryker Corp. (NYSE: SYK) in 2019, Wright Medical’s $3.4 billion in equity value acquisition of Tornier N.V. in 2014, and the approximately $300 million carve out and sale of Wright Medical’s hip and knee business to Microport in 2014. Mr. Berry has also served on the board of directors of Vapotherm Inc. (NYSE: VAPO) since January 2020 and of Treace Medical Concepts, Inc. Prior to assuming his role as Executive Vice President, Chief Financial and Operations Officer, Mr. Berry was Senior Vice President and Chief Financial Officer of Wright Medical from 2009 to January 2019 and Corporate Controller from 2002 to 2009. Mr. Berry and Mr. Palmisano have worked with one another for nine years. Mr. Berry also worked with Mr. Malik during his time as CFO of Wright Medical. We believe Mr. Berry is qualified to serve on the Board due to his M&A experience in the healthcare industry.

James A. Lightman, 65, has served on the Board since the Initial Public Offering. Mr. Lightman has over two decades of corporate legal experience and brings a diverse skill set in managing complex legal and business matters for public and private healthcare and medical device companies. He has held chief legal officer positions with leading healthcare technology companies including Eyeonics, Inc., IntraLase Corp., Summit Autonomous Inc., Amicore, Inc. and Wright Medical Group, N.V. From 2008 to 2009, Mr. Lightman served as Vice President and Assistant General Counsel at Bausch & Lomb, where he most recently held the position of Vice President, Global Sales Operations until 2011. In 2011, Mr. Lightman joined Wright Medical Group, Inc. as Senior Vice President, General Counsel and Secretary, a position he held until November, 2020, when Wright was acquired by Stryker Corp. In December, 2020, Mr. Lightman was appointed Senior Vice President and General Counsel of Vapotherm, Inc., the position he currently holds. Mr. Lightman holds a juris doctor degree cum laude from the Boston University School of Law and a bachelor’s degree magna cum laude from the Boston University School of Management. He is a member of the Massachusetts Bar. Over the last twenty two years, Mr. Lightman and Mr. Palmisano have worked together in multiple healthcare technology companies. Mr. Lightman, while acting as General Counsel at IntraLase and Wright, worked with Mr. Malik as well. We believe Mr. Lightman is qualified to serve on the Board due to his corporate legal experience in public and private healthcare technology companies.

‘Julie B. Andrews, 51, has served on the Board since the Initial Public Offering. Ms. Andrews has over 15 years’ experience in senior finance leadership roles with leading medical technology companies and brings a broad skill set in executing strategic initiatives and leading global finance organizations. Ms. Andrews is the Chief Financial Officer for Smart Wires Technology LTD. (Nasdaq 1st North: GOGRID-SDB.ST, a clean technology company focused on digitalizing and modernizing the electrical grid. From August, 2019 to November, 2020, Ms. Andrews held the position of Senior Vice President, Global Finance with Wright Medical Group N.V. (Nasdaq: WMGI) with responsibility for the finance, accounting, tax and treasury functions. During her time at Wright Medical, Ms. Andrews played key leadership roles in several successful mergers and acquisitions. These included leading the divestiture and carve-out of the approximately $300 million sale of the hip and knee business to Microport, providing leadership oversight for Wright Medical’s $3.3 billion in equity value acquisition of Tornier, N.V., and leading the diligence and integration planning of the sale of Wright Medical to Stryker Corp. Ms. Andrews was Vice President, Chief Accounting Officer from October 2015 to August 2019. Prior to joining Wright Medical, Ms. Andrews spent fourteen years at Medtronic, Inc., a global medical device company. During her tenure with Medtronic, Ms. Andrews held numerous key financial positions including Vice President, Finance (Business Unit CFO) for the $3.5 billion Spine and Biologics business. Ms. Andrews began her career working with Thomas & Betts Corporation in Memphis, Tennessee and Thomas Havey, LLP in Chicago, Illinois. Ms. Andrews also serves on the board of directors of RxSight (NASDAQ: RXST) and as the chairperson of the audit committee since August 2021, and as the Chief Financial Officer of Smart Wires Technology Ltd. since September 2021. Ms. Andrews received a BS in Accounting from Indiana University NW in 1993. Ms. Andrews and Mr. Palmisano have worked with one another for eight years. We believe that Ms. Andrews is qualified to serve on the Board due to her financial experience in the healthcare industry.

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

Notwithstanding the foregoing, other than those payments and reimbursements described under the heading “Item 11. Executive Compensation” below, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination (including our proposed initial business combination with AEON). Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Robert Palmisano	Stryker Corporation (as successor-in-interest to Wright Medical)	Medical technologies	Former Chief Executive Officer of Wright Medical
Vikram Malik	Evolus, Inc.	Medical aesthetics	Chairman
	Strathspey Crown (resigned 2022)	Growth equity	Manager
	AEON BioPharma, Inc.	Biopharmaceuticals	Director
	AccessElite	Corporate wellness	Director
	Alphaeon Credit, Inc.	Patient financing	Chairman
Lance A. Berry	Vapotherm Inc.	Medical devices	Director
	Stryker Corporation (as successor-in-interest to Wright Medical)	Medical technologies	Former Executive Vice President, Chief Financial and Operations Officer of Wright Medical
	Treace Medical Concepts, Inc.	Medical devices	Director
James A. Lightman	Vapotherm Inc.	Medical devices	Senior Vice President and General Counsel
	Stryker Corporation (as successor-in-interest to Wright Medical)	Medical technologies	Former Senior Vice President, General Counsel and Secretary of Wright Medical
Julie B. Andrews	Stryker Corporation (as successor-in-interest to Wright Medical)	Medical technologies	Former Senior Vice President, Global Finance of Wright Medical
	RxSight, Inc.	Medical technologies	Director, Chairperson of the Audit Committee
	Smart Wires Technology Ltd.	Power technologies	Chief Financial Officer

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Certain of our executive officers are engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial stockholders purchased founder shares and private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or during any Extension Period. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, capital stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. Subject to certain limited exceptions, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because certain of our executive officers and director nominees will own common stock or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business (including AEON) is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination (including our proposed initial business combination with AEON) if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors (although AEON is not affiliated with our sponsor, officers, directors or scientific advisor). In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, other than those payments and reimbursements described under the heading “Item 11. Executive Compensation” below, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is, including the proposed initial business combination with AEON, which is described elsewhere in this Report).

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

	Number of	Approximate Percentage of Outstanding
	Shares Beneficially	Common Stock
Name and Address of Beneficial Owner(1)	Owned(2)	Before Offering	After Offering
Priveterra Sponsor, LLC (our sponsor)(3)	6,900,000	100.0%	20.0%
Robert Palmisano(3)	6,900,000	100.0%	20.0%
Vikram Malik(3)	6,900,000	100.0%	20.0%
Oleg Grodnensky(3)	6,900,000	100.0%	20.0%
Lance A. Berry	—	—	—
James A. Lightman	—	—	—
Julie B. Andrews	—	—	—
All executive officers and directors as a group (7 individuals)	6,900,000	100.0%	20.0%

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

Our sponsor purchased an aggregate of 5,213,333 private placement warrants, at a price of $1.50 per warrant, or $7,820,000 in the aggregate, in a private placement that occurred simultaneously with the closing of our initial public offering. Each private placement warrant entitles the holder to purchase one share of Class A Common Stock at $11.50 per share. A portion of the purchase price of the private placement warrants was added to the proceeds from our initial public offering to be held in the trust account. If we do not complete our initial business combination by August 11, 2023, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will not be redeemable by us so long as they are held by the initial purchasers or their permitted transferees. The initial purchasers, or their permitted transferees, have the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than initial purchasers or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in our initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering.

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

Audit Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $78,988 and $116,415, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K.

Tax Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $9,152 and $8,320, respectively, for the services Withum performed in connection with our tax filings.

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

Exhibit No.	Description
*1.1	Underwriting Agreement, dated February 8, 2021, by and among the Company and Wells Fargo Securities, LLC and Guggenheim Securities, LLC, as representatives of the several underwriters.
**2.1	Business Combination Agreement, dated as of December 12, 2022, by and among the Registrant, Priveterra Merger Sub, Inc. and AEON Biopharma, Inc.
*3.1	Second Amended and Restated Certificate of Incorporation of the Company.
3.1(a)	Amendment to the Second Amended and Restated Certificate of Incorporation.
*3.2	Bylaws of the Company.
*4.1	Warrant Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
*10.1	Letter Agreement, dated February 8, 2021, by and among the Company, its executive officers, its directors and Priveterra Sponsor, LLC.
***10.1(a)	Form of Letter Agreement
*10.2	Investment Management Trust Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.
*10.3	Registration Rights Agreement, dated February 8, 2021, by and among the Company, Priveterra Sponsor, LLC and the other holders party thereto.
*10.4	Private Placement Warrants Purchase Agreement, dated February 8, 2021, by and among the Company and Priveterra Sponsor, LLC.
*10.5	Administrative Services Agreement, dated February 8, 2021, by and between the Company and Priveterra Sponsor, LLC.
*10.6	Convertible Promissory Note, dated as of February 15, 2021, issued to Priveterra Sponsor, LLC.
31.1

Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2

Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

* Previously filed as an exhibit to our Form 10-K filed on March 28, 2022.

** Previously filed as an exhibit to our Current Report on Form 8-K filed on December 12, 2022 and incorporated herein by reference.

*** Previously filed as an exhibit to our Current Report on Form 8-K filed on January 11, 2023 and incorporated herein by reference.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2023.

PRIVETERRA ACQUISITION CORP

By:	/s/ Robert J. Palmisano
	Name:	/s/ Robert J. Palmisano
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Palmisano	Chief Executive Officer and Chairman	February 21, 2023
Robert J. Palmisano	(Principal Executive Officer)

/s/ Vikram Malik	President and Director	February 21, 2023
Vikram Malik

/s/ Oleg Grodnensky	Chief Operating Officer, Chief Financial	February 21, 2023
Oleg Grodnensky	Officer and Secretary

/s/ Lance A. Berry	Director	February 21, 2023
Lance A. Berry

/s/ James A. Lightman	Director	February 21, 2023
James A. Lightman

/s/ Julie B. Andrews	Director	February 21, 2023
Julie B. Andrews

PRIVETERRA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Priveterra Acquisition Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Priveterra Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 11, 2023 (originally February 11, 2023; see Note 10) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

February 21, 2023

PCAOB ID Number 100

PRIVETERRA ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets
Cash	$67,909	$497,412
Prepaid assets	41,287	337,812
Total Current Assets	109,196	835,224

Prepaid assets – non-current	—	34,619
Investments held in Trust Account	279,384,429	276,079,687
Total Assets	$279,493,625	$276,949,530

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,620,682	$634,585
Franchise tax payable	226,936	200,000
Promissory Note – Related Party	150,000	—
Deferred tax liability	588,899	—
Income tax payable	294,430	—
Total current liabilities	3,880,947	834,585

Warrant liabilities	669,759	7,384,800
Deferred underwriting commission	5,892,600	9,660,000
Total liabilities	10,443,306	17,879,385

Commitments and Contingencies

Class A common stock subject to possible redemption, 27,600,000 shares as of December 31, 2022 and 2021, at redemption value of $10.09 and $10.00, respectively	278,487,272	276,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 27,600,000 shares subject to possible redemption) as of December 31, 2022 and 2021, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at December 31, 2022 and 2021, respectively	690	690
Additional paid-in capital	32,000	32,000
Accumulated deficit	(9,469,643)	(16,962,545)
Total Stockholders’ Deficit	(9,436,953)	(16,929,855)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$279,493,625	$276,949,530

The accompanying notes are an integral part of these consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Operating costs	$3,325,605	$1,935,943
Loss from operations	(3,325,605)	(1,935,943)

Other income
Unrealized change in fair value of warrants liabilities	6,715,041	10,712,133
Gain on forgiveness of deferred underwriting fee payable	3,767,400	—
Offering costs allocated to warrant liabilities	—	(655,046)
Interest earned on investments held in Trust Account	3,706,667	79,687
Total other income, net	14,189,108	10,136,774

Income before provision for income taxes	10,863,503	8,200,831
Provision for income taxes	(883,329)	—
Net Income	$9,980,174	$8,200,831

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	24,499,726
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.29	$0.26
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,806,301
Basic and diluted net income per share, Class B common stock	$0.29	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	deficit	Equity (Deficit)
Balance – December 31, 2020	—	$—	6,900,000	$690	$24,310	$(3,588)	$21,412
Excess cash over fair value for Private Placement Warrants	—	—	—	—	1,199,067	—	1,199,067
Accretion of Class A common stock to redemption value	—	—	—	—	(1,223,377)	(25,159,788)	(26,383,165)
Excess cash received over the fair value of the converted working capital loan	—	—	—	—	32,000	—	32,000
Net income	—	—	—	—	—	8,200,831	8,200,831
Balance – December 31, 2021	—	—	6,900,000	690	32,000	(16,962,545)	(16,929,855)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(2,487,272)	(2,487,272)
Net income	—	—	—	—	—	9,980,174	9,980,174
Balance – December 31, 2022	—	$—	6,900,000	$690	$32,000	$(9,469,643)	$(9,436,953)

The accompanying notes are an integral part of these consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,980,174	$8,200,831
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,706,667)	(79,687)
Unrealized change in fair value of warrants liabilities	(6,715,041)	(10,712,133)
Gain on forgiveness of deferred underwriting fee payable	(3,767,400)
Offering costs allocated to warrant liabilities	—	655,046
Changes in operating assets and liabilities:
Prepaid assets	331,144	(372,430)
Franchise tax payable	321,366	200,000
Deferred tax liability	588,899	—
Accrued expenses	1,986,097	613,585
Net cash used in operating activities	(981,428)	(1,494,788)

Cash Flows from Investing Activities:
Principal invested into Trust account	—	(276,000,000)
Withdraw from Trust Account	401,925	—
Net cash provided by (used in) investing activities	401,925	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter fee	—	270,480,000
Offering costs	—	(369,212)
Proceeds from issuance of Private Placement Warrants	—	7,820,000
Proceeds from working capital loans	—	100,000
Borrowing from promissory note	150,000	35,192
Repayment of promissory note	—	(73,780)
Net cash provided by financing activities	150,000	277,992,200

Net Change in Cash	(429,503)	497,412
Cash - Beginning of Year	497,412	—
Cash - End of Year	$67,909	$497,412

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable	$—	$9,660,000
Conversion of Working Capital Loans to Private Placement Warrants	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On January 5, 2023, in connection with the Business Combination Proposal, a purposed shareholder of the Company filed a complaint in the United States District Court for the Southern District of New York, against the Company and its board of directors, alleging that the registration statement on Form S-4 filed on December 27, 2022 with the SEC omitted material information related to the Business Combination. Since the filing of the complaint, several purported shareholders of the Company have also sent demand letters to the Company’s counsel, similarly alleging that the registration statement filed by the Company on December 27, 2022 with the SEC omitted material information related to the Business Combination and demanding that the Company, its board of directors and/or AEON make supplemental corrective disclosures addressing the alleged deficiencies.

On November 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Priveterra Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Priveterra Acquisition Corp. The transactions contemplated by the Merger Agreement are intended to serve as the Company’s initial Business Combination. See Note 6 for further information.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from November 17, 2020, the Company’s inception, through December 31, 2022, relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Priveterra Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

The Company received notice from Guggenheim Securities, LLC, on November 16, 2022 and Wells Fargo Securities, LLC on January 26, 2023, two of the underwriters in the initial public offering, resigning as financial advisors, terminating their financial advisor engagement and waiving any entitlement to any portion of the deferred underwriting commissions payable in connection with the Company’s Initial Public Offering, for a total of $8,694,000 of the deferred fee as waived.

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

In connection with the vote at the special meeting of stockholders held on February 10, 2023 (the “Special Meeting”) the holders of 25,597,728 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.11 per share, for an aggregate redemption amount of approximately $258,793,030.08, resulting in 2,002,272 shares of Class A common stock after redemptions. The trust account balance after the redemption payments are made will be $20,259,152.12.

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

On December 12, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Priveterra Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and AEON Biopharma, Inc., a Delaware corporation (“AEON”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into AEON, with AEON surviving as a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), the Company will change its name to “AEON Biopharma, Inc.” The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The Company’s IPO was on February 11, 2021. As of December 31, 2022, the Company had $67,909 in its operating bank account, and working capital deficit of $2,874,594 (excluding taxes payable which is funded by earnings from the Trust Account) and has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans.

Additionally, the Company has until August 11, 2023 (originally February 11, 2023; see Note 10) to consummate a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary where the Company has the ability to exercise control.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $68,000 and $497,000 in cash and did not have any cash equivalents as of December 31, 2022 and 2021.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to temporary equity or the consolidated statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, as of December 31, 2022, offering costs totaling $15,630,212 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $450,212 of other offering costs) were recognized with $655,046 which was allocated to the Public Warrants and Private Warrants, included in the consolidated statement of operations and $14,975,166 included in temporary equity.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

As of December 31, 2022 and 2021, the common stock subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(11,408,000)
Class A common stock issuance costs	(14,975,165)
Plus:
Accretion of carrying value to redemption value	26,383,165
Class A common stock subject to possible redemption, December 31, 2021	276,000,000
Plus:
Accretion of carrying value to redemption value	2,487,272
Class A common stock subject to possible redemption, December 31, 2022	$278,487,272

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

See Note 10 for the current amount held in the Trust Account and the ordinary shares currently subject to redemption following the Company’s February 10, 2023 special meeting of shareholders to extend the Business Combination deadline date from February 11, 2023 to August 11, 2023.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company has two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the years ended December 31, 2022 and 2021. The calculation of diluted net income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Below is a reconciliation of the net income per share of common stock:

	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$7,984,139	$1,996,035	$6,417,873	$1,782,958
Denominator
Weighted-average shares outstanding	27,600,000	6,900,000	24,499,726	6,806,301
Basic and diluted net income per common share	$0.29	$0.29	$0.26	$0.26

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to its short-term nature, other than the derivative warrant liability.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Derivative assets and liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 8.1% and 0.0% for the year ended December 31, 2022 and for the period from November 17, 2020 (inception) to December 31, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022, due to changes in Merger and Acquisition costs and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements and prescribes a recognition threshold and measurement process for consolidated financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States and Florida State as its only significant tax jurisdictions.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

Besides the above, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted. Would have a material effect on the accompanying consolidated financial statements.

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Promissory Note – Related Party

On December 17, 2020, the Sponsor agreed to loan the Company up to $75,000 to be used for a portion of the expenses of the IPO. On January 13, 2021, the Sponsor agreed to loan the Company up to an additional $50,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and were due at the earlier of June 30, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds. As of December 31, 2022 and 2021, the Company had no amounts outstanding borrowings under the promissory note. Additionally, this note is no longer available to the Company.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

On November 28, 2022, the Sponsor issued the Promissory Note to the Company, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $150,000 (the “Second Note”). The Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. In the month of December, the Sponsor deposited a total of $150,000 of such funds in the operating account. As of December 31, 2022 and December 31, 2021, the outstanding principal balance under the Promissory Notes amounted to an aggregate of $150,000 and $0, respectively.

Working Capital Loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender (the “Working Capital Warrants”). Such warrants would be identical to the Private Placement Warrants. In June 2021 the Company had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on February 8, 2021, to pay $25,000 per month for administrative and other services, of which $10,000 per month will be paid to the Sponsor for office space and administrative services provided to members of the management team and up to $15,000 will be used to compensate the Company’s Chief Operating Officer and Chief Financial Officer and Secretary for a portion of their time spent on the Company’s affairs. Upon completion of the Company’s Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, $300,000 was recognized in the consolidated statements of operations and has been paid. For the year ended December 31, 2021, $266,964 was recognized in the consolidated statements of operations and has been paid.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 6. COMMITMENTS AND CONTINGENCIES

Underwriters Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On November 16, 2022, the Company and one of the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. As a result, the Company recognized a gain of $3,767,400 in relation to the waiver of the deferred underwriter fee allocated to the underwriter in the accompanying consolidated financial statements. As of December 31, 2022 and 2021, the deferred underwriting fee payable is $5,892,600 and $9,660,000, respectively.

On January 23, 2023, the Company and a second underwriter executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement which represents and additional $4,636,800 of the deferred fee as waived.

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

Business Combination Agreement

On December 12, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Priveterra Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and AEON Biopharma, Inc., a Delaware corporation (“AEON”). The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into AEON, with AEON surviving as a wholly owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), the Company will change its name to “AEON Biopharma, Inc.” The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

Pursuant to the Business Combination Agreement, at the effective time of the Merger, each option, whether vested or unvested, exercisable for AEON equity that is outstanding immediately prior to the effective time of the Merger shall be assumed by the Company and continue in full force and effect on the same terms and conditions as are currently applicable to such options, subject to adjustments to exercise price and number of shares of Class A Common Stock issued upon exercise.

Under the Business Combination Agreement, the Company will acquire all of the outstanding equity interests of AEON (including equity interests issued upon conversion of the outstanding convertible notes of AEON) in exchange for shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), based on an implied AEON equity value of $165,000,000, to be paid to AEON stockholders at the effective time of the Merger, except that 809,000 shares of the Company’s Class A Common Stock otherwise issuable as merger consideration shall be held back to satisfy the exercise of certain of AEON’s convertible notes upon the maturity thereof. For more information regarding the Business Combination Agreement, please see our Current Report on Form 8-K filed on December 12, 2022, and our registration statement Amendment No. 1 to Form S-4 filed on February 9, 2023.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no shares of Class A common stock issued or outstanding (excluding 27,600,000 shares subject to redemption), respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At December 31, 2022 and 2021, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. RECURRING FAIR VALUE MEASUREMENTS

At December 31, 2022 and 2021, the Company’s warrant liability was valued at $669,759 and $7,384,800, respectively. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statement of operations.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Warrant liability classified within Level 3 of the fair value hierarchy.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 2 of the fair value hierarchy. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2022, assets held in the Trust Account were comprised of $4,858 in cash and $279,379,571 in U.S. Treasury Bills. The sum of the cash held in trust and the U.S. Treasury bills total the consolidated Balance sheet balance of $279,384,429. During the period ended December 31, 2022, the Company withdrew $401,925 in interest income from the Trust Account for tax obligation purposes.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

At December 31, 2021, assets held in the Trust Account were comprised of $52 in cash and $276,079,635 in U.S. Treasury Bills. The sum of the cash held in trust and the U.S. Treasury bills total the consolidated Balance sheet balance of $276,079,687 in U.S. Treasury Bills. During the year ended December 31, 2021, the Company did not withdraw interest income from the Trust Account.

The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity securities at December 31, 2022 and 2021:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain	Fair Value
December 31, 2022	U.S. Treasury Bill (Matures on 01/05/2023)	1	$279,339,034	$40,537	$279,379,571

December 31, 2021	U.S. Treasury Bill (Matures on 01/06/2022)	1	$276,079,635	$1,273	$276,080,908

The following table presents information about the Company’s liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities:
Private Placement Warrants	$—	$—	$250,239
Public Warrants	$—	$419,520	$—

The following table presents information about the Company’s liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities:
Private Placement Warrants	$—	$—	$2,692,800
Public Warrants	$4,692,000	$—	$—

Measurement

The Company established the initial fair value for the Warrants on February 11, 2021, the date of the consummation of the Company’s IPO using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. In April 2021, the Public Warrants began trading in the open market and were reclassified to Level 1. On December 31, 2022 and 2021, the fair value was remeasured. At December 31, 2022 and 2021, the Company used a Monte Carlo simulation and modified Black-Scholes model, respectively, to value the Private Placement Warrants. The Public Warrants were previously classified as Level 3 due to the lack of an observable market price for the warrants and initially valued using the Black-Scholes Option Pricing Model. Public Warrants were transferred to a level 2 due to the lack of an active market as of September 30, 2022 and continue to be included in level 2 as of December 31, 2022, and the presence of observable inputs in surrounding periods for the same instrument.

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The key inputs into the valuation models was as follows:

	December 31,	December 31,
Input	2021	2022
Risk-free interest rate	1.26%	4.75%
Expected term (years)	5.0	5.71
Expected volatility	10.50%	9.8%
Dividend rate	0.0%	0.0%
Exercise price	$11.50	$11.50
Market implied likelihood of Initial Business Combination	—%	8.9%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s assets and liabilities classified as level 3 for the years ended December 31, 2022 and 2021.

Fair value at issuance February 11, 2021	$18,028,933
Public Warrants reclassified to level 1	(9,200,000)
Issuance of Private Placement Warrants upon conversion of Working Capital Loans	68,000
Change in fair value	(6,204,133)
Fair Value at December 31, 2021	$2,692,800

Fair Value at December 31, 2021	$2,692,800
Change in fair value	(2,442,561)
Fair Value at December 31, 2022	$250,239

NOTE 9. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$25,360
Startup Costs	1,231,442	364,454
Unrealized gain/loss - Trust	(588,900)	—
Total deferred tax assets	642,542	389,814
Valuation allowance	(1,231,441)	(389,814)
Deferred tax assets, net of allowance	$(588,899)	$—

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The income tax provision for the years ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$230,537	$—
Deferred	(119,370)	(389,814)
State
Current	$63,893	$
Deferred	(133,358)	—
Change in valuation allowance	841,627	389,814
Provision for income taxes	$883,329	$—

As of December 31, 2022 and 2021, the Company had $0 and $120,763, respectively, of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $841,627 and $389,814, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	5.5%	0.0%
State tax credit	(0.1)%	0.0%
Deferred tax liability change in rate	(0.9)%	0.0%
Acquisition facilitative expenses	0.5%	0.0%
Penalties and interest	0.0%	0.0%
Offering costs	0.0%	1.7%
Change in fair value of warrant liability	(16.4)%	(27.4)%
Reduction in deferred underwriting fee	(9.2)%	0.0%
Valuation allowance	7.7%	4.7%
Income tax provision	8.1%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, other than as described below.

On February 10, 2023, at the special meeting of stockholders of the Company, stockholders of the Company approved the certificate of amendment to the second amended and restated certificate of incorporation to amend the Company’s contractual expiration date of February 11, 2023 by changing the date by which the Company must cease all operations except for the purpose of winding up if it fails

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination from February 11, 2023 to August 11, 2023. In connection with the vote at the special meeting, the holders of 25,597,728 shares of Class A Common Stock, par value $0.0001 per share, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.11 per share, for an aggregate redemption amount of approximately $258,793,030.08. The remaining shares to be redeemed is 2,002,272.

On January 11, 2023, the Company and AEON entered into interim financing letter agreements with certain investors for a total aggregate amount of $20 million.

On January 5, 2023, in connection with the Business Combination proposal, a purposed shareholder of the Company filed a complaint in the United States District Court for the Southern District of New York, against the Company and its board of directors, alleging that the registration statement on Form S-4 filed on December 27, 2022 with the SEC omitted material information related to the Business Combination. Since the filing of the complaint, several purported shareholders of the Company have also sent demand letters to the Company’s counsel, similarly alleging that the registration statement filed by the Company on December 27, 2022 with the SEC omitted material information related to the Business Combination and demanding that the Company, its board of directors and/or AEON make supplemental corrective disclosures addressing the alleged deficiencies.

On January 23, 2023, the Company and a second underwriter executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement which represents and additional $4,636,800 of the deferred fee as waived.