Form 10-K/A
period 2022-12-31
Priveterra Acquisition Corp.
filed 2023-04-05
CIK 1837607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incen-tive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Auditor PCAOB ID Number: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, NY, USA

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are Priveterra Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Priveterra Acquisition Corp., for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2023 (the “Original Filing”).

The Company had recognized a liability upon closing of their initial public offering in November 2021 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. One of the underwriters waived their claim to the portion of this deferred commission in the amount of $3.8 million in November 2022.

The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations for the year ended December 31, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a reversal in the same relative allocation applied at the initial public offering. Offering costs allocated to the Class A common stock will be reversed against the Class A common stock and the offering costs allocated to the derivative warrant liabilities will be reversed on the statement of operations.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2022 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report. As such, the Company will restate its financial statements in this Form 10-K/A for the Company’s consolidated financial statements included in the Original Filing.

The Company’s management has concluded that a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

The Company is filing this Amendment No. 1 to include additional Risk Factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operations described in Item 7, and Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the waiver as disclosed in the Original Filing, and Item 9A, Controls and Procedures.

The change in accounting for the liability extinguishment did not have any impact on the Company’s liquidity, cash flows, costs of operations in the period included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the liability extinguishment does not impact the amounts previously reported for the Company’s cash, investments held in the trust account, operating expenses or total cash flows from operations for the affected period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to include additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not modify or update any other disclosures in the Original Filing.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Annual Report”), references to:

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this annual report on Form 10-K/A (this “Form 10-K/A”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K/A for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination (including AEON) may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Form 10-K/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s interpretation and accounting for the extinguishment of a significant contingent obligation. As a result of the material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022. See “Note 2-Restatement of Financial Statements” to the accompanying financial statements, as well as Part II. Item 9A. Controls and Procedures included in this Form 10-K/A. We have taken a number of measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are quoted, the SEC or other regulatory authorities. The existence of a material weakness in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

After consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2022. As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the extinguishment of a contingent obligations in November 2022 and January 2023.

As a result of such material weakness, the restatement of our financial statements for the Affected Period, the change in accounting for the extinguishment, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

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

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A.

Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

In this Annual Report Form 10-K/A for the year ended December 31, 2022, we are restating our consolidated financial statements as of, and for the year ended December 31, 2022.

The restatement results from our prior accounting for an extinguishment of a significant contingent obligation. The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations for the year ended December 31, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a reversal in the same relative allocation applied at the initial public offering. Offering costs allocated to the Class A common shares will be reversed against the Class A common shares and the offering costs allocated to the derivative warrant liabilities will be reversed on the statement of operations.

Therefore, our management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that our previously issued consolidated financial statements as of and for the year ended December 31, 2022 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report. As such, we will restate its financial statements in this Form 10-K/A for our consolidated financial statements as of and for the year ended December 31, 2022.

The change in accounting for the extinguishment did not have any impact on the Company’s liquidity, and cash flows in the period.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the liability extinguishment. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the year ended December 31, 2022, we had net income of $6,375,345, which is driven by an unrealized gain of $6,715,041 on our warrants, reduction of underwriting fees of $162,571, and $3,706,667 in interest income from investments held in our Trust Account. Partially offsetting our income is operating costs and of $3,325,605 and provision for income tax of $883,329.

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

We paid an underwriting discount of 2% of the per Unit offering price, or approximately $5,520,000 million in the aggregate at the closing of the Initial Public Offering, and agreed to pay an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross offering proceeds, or approximately $9,660,000 in the aggregate upon the Company’s completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination. On November 16, 2022, the Company and one of the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. As a result, the Company recognized $162,571 of other income and $3,604,829 towards Class A redeemable shares in relation to the waiver of the deferred underwriter fee allocated to the underwriter in the accompanying consolidated financial statements. As of December 31, 2022 and 2021, the deferred underwriting fee payable is $5,892,600 and $9,660,000, respectively. On January 23, 2023, the Company and a second underwriter executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement which represents and additional $4,636,800 of the deferred fee as waived.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022.

This Annual Report on Form 10-K/A does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The circumstances that led to the material weakness and restatement described above were identified subsequent to December 31, 2022.

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

Audit Fees. For the year ended December 31, 2022 and 2021, fees for our independent registered public accounting firm were approximately $78,988 and $116,415, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form 10-K/A.

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

(a)   The following documents are filed as part of this Form 10-K/A:

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

Item 16.Form 10-K/A Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2023.

PRIVETERRA ACQUISITION CORP

By:	/s/ Robert J. Palmisano
	Name:	/s/ Robert J. Palmisano
	Title:	Chief Executive Officer and Chairman

PRIVETERRA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Priveterra Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Priveterra Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Company previously accounted for its deferred underwriting fee waiver as a forgiveness of debt and recorded a gain on its income statement.  Management has since re-evaluated its accounting treatment for the forgiveness and has determined that the forgiveness should have been treated as a reversal in the same relative allocation applied at the initial public offering. Accordingly, the 2022 financial statements have been restated to correct the accounting and related disclosure for the forgiveness of the deferred underwriting fee.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 11, 2023 (originally February 11, 2023; see Note 10) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 5, 2023

PCAOB ID Number 100

PRIVETERRA ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

AS RESTATED

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

PRIVETERRA ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

AS RESTATED

	For the	For the
	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Operating costs	$3,325,605	$1,935,943
Loss from operations	(3,325,605)	(1,935,943)

Other income
Unrealized change in fair value of warrants liabilities	6,715,041	10,712,133
Gain on forgiveness of deferred underwriting fee payable	162,571	—
Offering costs allocated to warrant liabilities	—	(655,046)
Interest earned on investments held in Trust Account	3,706,667	79,687
Total other income, net	10,584,279	10,136,774

Income before provision for income taxes	7,258,674	8,200,831
Provision for income taxes	(883,329)	—
Net Income	$6,375,345	$8,200,831

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	27,600,000	24,499,726
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.18	$0.26
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,806,301
Basic and diluted net income per share, Class B common stock	$0.18	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

AS RESTATED

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	deficit	Equity (Deficit)
Balance – December 31, 2020	—	$—	6,900,000	$690	$24,310	$(3,588)	$21,412
Excess cash over fair value for Private Placement Warrants	—	—	—	—	1,199,067	—	1,199,067
Accretion of Class A common stock to redemption value	—	—	—	—	(1,223,377)	(25,159,788)	(26,383,165)
Excess cash received over the fair value of the converted working capital loan	—	—	—	—	32,000	—	32,000
Net income	—	—	—	—	—	8,200,831	8,200,831
Balance – December 31, 2021	—	—	6,900,000	690	32,000	(16,962,545)	(16,929,855)
Accretion of Class A common stock to redemption value	—	—	—	—	—	1,117,557	1,117,557
Net income	—	—	—	—	—	6,375,345	6,375,345
Balance – December 31, 2022	—	$—	6,900,000	$690	$32,000	$(9,469,643)	$(9,436,953)

The accompanying notes are an integral part of these consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AS RESTATED

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,375,345	$8,200,831
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,706,667)	(79,687)
Unrealized change in fair value of warrants liabilities	(6,715,041)	(10,712,133)
Gain on forgiveness of deferred underwriting fee payable	(162,571)	—
Offering costs allocated to warrant liabilities	—	655,046
Changes in operating assets and liabilities:
Prepaid assets	331,144	(372,430)
Franchise tax payable	321,366	200,000
Deferred tax liability	588,899	—
Accrued expenses	1,986,097	613,585
Net cash used in operating activities	(981,428)	(1,494,788)

Cash Flows from Investing Activities:
Principal invested into Trust account	—	(276,000,000)
Withdraw from Trust Account	401,925	—
Net cash provided by (used in) investing activities	401,925	(276,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriter fee	—	270,480,000
Offering costs	—	(369,212)
Proceeds from issuance of Private Placement Warrants	—	7,820,000
Proceeds from working capital loans	—	100,000
Borrowing from promissory note	150,000	35,192
Repayment of promissory note	—	(73,780)
Net cash provided by financing activities	150,000	277,992,200

Net Change in Cash	(429,503)	497,412
Cash - Beginning of Year	497,412	—
Cash - End of Year	$67,909	$497,412

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable	$—	$9,660,000
Forgiveness of deferred underwriting fee payable allocated to Class A common stock	$3,604,829	$—
Conversion of Working Capital Loans to Private Placement Warrants	$—	$100,000

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

The Company’s sponsor is Priveterra Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

On November 16, 2022, Guggenheim agreed to waive its entitlement to the deferred underwriting commission of $3,767,400 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company derecognized the deferred underwriting fee payable of $3,767,400 and recorded $3,604,829 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A common stock and the remaining balance of $162,571 was as a gain from extinguishment of liability allocated to warrant liabilities.

On January 23, 2023, Wells Fargo agreed to waive its entitlement to the deferred underwriting commission of $4,636,800 to which it became entitled to upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company during its quarter ended March 31, 2023 derecognized the deferred underwriting fee payable of $4,636,800 and will record $4,436,713 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A common stock and the remaining balance of $200,087 was as a gain from extinguishment of liability for the portion allocated to warrant liabilities.  As a result, the balance of the deferred underwriting fee payable will be $1,255,800.

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Additionally, the Company has until August 11, 2023 (originally February 11, 2023; see Note 10) to consummate a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company had recognized a liability upon closing of their initial public offering in November 2021 for a portion of the underwriter’s commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. On November 16, 2022, Guggenheim agreed to waive its entitlement to the deferred underwriting commission of $3,767,400 to which it became entitled upon completion of the Company’s Initial Public Offering, subject to the consummation of a business combination. The Company previously recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations for the year ended December 31, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a reversal in the same relative allocation applied at the initial public offering.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued audited financial statements as of December 31, 2022 (the “Annual Report”) should no longer be relied upon and that it is appropriate to restate the Annual Report. As such, the Company will restate its financial statements in this Form 10-K/A for the Company’s audited financial statements included in the Annual Report on the Company’s Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2023 (the “Original Filing”).

Impact of the Restatement

The impact of the restatement on the consolidated statements of operations, statements of changes in stockholders’ deficit and statements of cash flows for the affected period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	For the Year Ended December 31, 2022
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Operations
Gain on forgiveness of deferred underwriting fee payable	3,767,400	3,604,829	162,571
Total other income (expenses)	14,189,108	(3,604,829)	10,584,279
Income before provision for income taxes	10,863,503	(3,604,829)	7,258,674
Net income	9,980,174	(3,604,829)	6,375,345
Basic and diluted weighted average shares outstanding - Class A ordinary shares	27,600,000	—	27,600,000
Basic and diluted earnings per share - Class A ordinary shares	$0.29	$(0.11)	$0.18
Basic and diluted weighted average shares outstanding - Class B ordinary shares	6,900,000	—	6,900,000
Basic and diluted earnings per share - Class B ordinary shares	$0.29	$(0.11)	$0.18

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Statement of Changes in Stockholders’ Deficit

	Additional Paid-in Capital			Accumulated Deficit
	As			As
	Previously		As	Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Balance – December 31, 2021	$32,000	$—	$32,000	$(16,962,545)	$—	$(16,962,545)
Net income	—	—	—	9,980,174	(3,604,829)	6,375,345
Accretion of Class A common stock to redemption value	—	—	—	(2,487,272)	3,604,829	1,117,557
Balance – December 31, 2022	$32,000	$—	$32,000	$(9,469,643)	$—	$(9,469,643)

	For the Year Ended December 31, 2022
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Cash Flow
Net Income	9,980,174	(3,604,829)	6,375,345
Gain on forgiveness of deferred underwriting fee payable	(3,767,400)	(3,604,829)	(162,571)
Supplemental disclosure of noncash activities:
Forgiveness of deferred underwriting fee payable allocated to Class A common stock	—	3,604,829	3,604,829

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the year ended December 31, 2022 (collectively, the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the liability extinguishment in the Company’s previously issued audited financial statements for such period. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022 and 2021, the common stock subject to possible redemption reflected on the consolidated balance sheets are reconciled in the following table:

Gross proceeds from IPO	$276,000,000
Less:
Proceeds allocated to Public Warrants	(11,408,000)
Class A common stock issuance costs	(14,975,165)
Plus:
Accretion of carrying value to redemption value	26,383,165
Class A common stock subject to possible redemption, December 31, 2021	276,000,000
Plus:
Waiver of Class A share issuance costs	3,604,829
Less:
Accretion of carrying value to redemption value	(1,117,557)
Class A common stock subject to possible redemption, December 31, 2022	$278,487,272

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Below is a reconciliation of the net income per share of common stock:

	For the Year Ended		For the Year Ended
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income	$5,100,276	$1,275,069	$6,417,873	$1,782,958
Denominator
Weighted-average shares outstanding	27,600,000	6,900,000	24,499,726	6,806,301
Basic and diluted net income per common share	$0.18	$0.18	$0.26	$0.26

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 4. INITIAL PUBLIC OFFERING

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 7. COMMITMENTS AND CONTINGENCIES

Underwriters Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On November 16, 2022, Guggenheim agreed to waive its entitlement to the deferred underwriting commission of $3,767,400 to which it became entitled to upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company derecognized the deferred underwriting fee payable of $3,767,400 and recorded $3,604,829 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A common stock and the remaining balance of $162,571 was as a gain from extinguishment of liability for the portion allocated to warrant liabilities. As of December 31, 2022 and 2021, the deferred underwriting fee payable is $5,892,600 and $9,660,000, respectively.

On January 23, 2023, Wells Fargo agreed to waive its entitlement to the deferred underwriting commission of $4,636,800 to which it became entitled to upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company during its quarter ended March 31, 2023 derecognized the deferred underwriting fee payable of $4,636,800 and will record $4,436,713 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A common stock and the remaining balance of $200,087 was as a gain from extinguishment of liability for the portion allocated to warrant liabilities.  As a result, the balance of the deferred underwriting fee payable will be $1,255,800.

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 8. STOCKHOLDERS’ DEFICIT

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

NOTE 9. RECURRING FAIR VALUE MEASUREMENTS

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

NOTE 10. INCOME TAXES

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	5.5%	0.0%
State tax credit	(0.2)%	0.0%
Deferred tax liability change in rate	(1.4)%	0.0%
Business combination expense	0.7%	0.0%
Penalties and interest	0.1%	0.0%
Offering costs	0.0%	1.7%
Change in fair value of warrant liability	(24.5)%	(27.4)%
Reduction in deferred underwriting fee	(0.6)%	0.0%
Valuation allowance	11.6%	4.7%
Income tax provision	12.2%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. SUBSEQUENT EVENTS

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

On January 23, 2023, Wells Fargo agreed to waive its entitlement to the deferred underwriting commission of $4,636,800 to which it became entitled to upon completion of the Company’s Initial Public Offering, subject to the consummation of the Transaction. As a result, the Company during its quarter ended March 31, 2023 derecognized the deferred underwriting fee payable of $4,636,800 and will record $4,436,713 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A common stock and the remaining balance of $200,087 was as a gain from extinguishment of liability for the portion allocated to warrant liabilities.  As a result, the balance of the deferred underwriting fee payable will be $1,255,800.