Form 10-K/A
period 2022-12-31
Priveterra Acquisition Corp.
filed 2023-04-10
CIK 1837607

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are Priveterra Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment”) is being filed to furnish the conformed signature for the Report of Independent Registered Public Accounting Firm (the “Audit Report”), a new signature page and new certifications from the company’s Principal Executive Officer and Principal Financial Officer. A conformed signature on the Audit Report was inadvertently omitted from Amendment No. 1 to the Annual Report on Form 10-K/A filed on April 5, 2023. The signed Audit Report is on file at the Company.

Other than the items mentioned above, no other changes were made to the Form 10-K as previously filed on February 22, 2023 or to the Form 10-K/A as previously filed on April 5, 2023.

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

Item 16.Form 10-K/A Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 2023.

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

/s/ WithumSmith+Brown, PC

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

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the year ended December 31, 2022 (collectively, the “Affected Period”), are restated in this Annual Report on Form 10-K/A (this “Annual Report”) to correct the misapplication of accounting guidance related to the liability extinguishment in the Company’s previously issued audited financial statements for such period. The restated financial statements are indicated as “Restated” in the audited financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Under the Business Combination Agreement, the Company will acquire all of the outstanding equity interests of AEON (including equity interests issued upon conversion of the outstanding convertible notes of AEON) in exchange for shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), based on an implied AEON equity value of $165,000,000, to be paid to AEON stockholders at the effective time of the Merger, except that 809,000 shares of the Company’s Class A Common Stock otherwise issuable as merger consideration shall be held back to satisfy the exercise of certain of AEON’s convertible notes upon the maturity thereof. For more information regarding the Business Combination Agreement, please see our Current Report on Form 8-K filed on December 12, 2022, our registration statement Amendment No. 1 to Form S-4 filed on February 9, 2023 and our registration statement Amendment No. 2 to Form S-4 filed on March 9, 2023.

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

PRIVETERRA ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On February 10, 2023, at the special meeting of stockholders of the Company, stockholders of the Company approved the certificate of amendment to the second amended and restated certificate of incorporation to amend the Company’s contractual expiration date of February 11, 2023 by changing the date by which the Company must cease all operations except for the purpose of winding up if it fails to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination from February 11, 2023 to August 11, 2023. In connection with the vote at the special meeting, the holders of 25,597,728 shares of Class A Common Stock, par value $0.0001 per share, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.11 per share, for an aggregate redemption amount of approximately $258,793,030.08. The remaining shares to be redeemed is 2,002,272.

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