Form 10-Q
period 2023-03-31
Priveterra Acquisition Corp.
filed 2023-05-17
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of May 17, 2023, 2,002,272 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PRIVETERRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRIVETERRA ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash	$457,085	$67,909
Prepaid assets	85,293	41,287
Total Current Assets	542,378	109,196

Cash and Investments held in Trust Account	21,073,782	279,384,429
Total Assets	$21,616,160	$279,493,625

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,981,146	$2,620,682
Franchise tax payable	30,032	226,936
Promissory Note – Related Party	150,000	150,000
Deferred tax liability	—	588,899
Excise tax liability	424,059	—
Income tax payable	1,287,963	294,430
Total current liabilities	5,873,200	3,880,947

Warrant liabilities	812,611	669,759
Deferred underwriting commission	1,255,800	5,892,600
Total liabilities	7,941,611	10,443,306

Commitments and Contingencies

Class A common stock subject to possible redemption, 2,002,272 shares and 27,600,000 shares as of March 31, 2023, and December 31, 2022, at redemption value of $10.48 and $10.09, respectively	20,992,500	278,487,272

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 2,002,272 and 27,600,000 shares subject to possible redemption as of March 31, 2023 and December 31, 2022, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	690	690
Additional paid-in capital	32,000	32,000
Accumulated deficit	(7,350,641)	(9,469,643)
Total Stockholders’ Deficit	(7,317,951)	(9,436,953)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$21,616,160	$279,493,625

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Operating costs	$1,743,485	$389,073
Loss from operations	(1,743,485)	(389,073)

Other income (expense)
Unrealized change in fair value of warrants	(142,852)	3,032,880
Gain on forgiveness of deferred underwriting fee payable	200,087	—
Interest earned on investments held in Trust Account	1,702,369	129,586
Total other income (expense), net	1,759,604	3,162,466

Income before provision for income taxes	16,119	2,773,393
Provision for income taxes	(404,634)	—
Net (loss) income	$(388,515)	$2,773,393

Basic and diluted weighted average shares outstanding, Class A common stock	13,094,621	27,600,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.02)	$0.08
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.02)	$0.08

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	6,900,000	$690	$32,000	$(9,469,643)	$(9,436,953)

Accretion of Class A common stock to redemption value	—	—	—	—	—	2,931,576	2,931,576
Excise tax imposed on common stock redemptions	—	—	—	—	—	(424,059)	(424,059)

Net loss	—	—	—	—	—	(388,515)	(388,515)
Balance as of March 31, 2023 (unaudited)	—	$—	6,900,000	$690	$32,000	$(7,350,641)	$(7,317,951)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,900,000	$690	$32,000	$(16,962,545)	$(16,929,855)

Net income	—	—	—	—	—	2,773,393	2,773,393
Balance - March 31, 2022 (unaudited)	—	—	6,900,000	690	32,000	(14,189,152)	(14,156,462)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(388,515)	$2,773,393
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,702,369)	(129,586)
Unrealized change in fair value of warrants	142,852	(3,032,880)
Gain on forgiveness of deferred underwriting fee payable	(200,087)	—
Changes in operating assets and liabilities:
Prepaid assets	(44,006)	20,146
Income and Franchise tax payable	796,629	(150,000)
Deferred tax liability	(588,899)	—
Accrued expenses	1,360,464	107,258
Net cash used in operating activities	(623,931)	(411,669)

Cash Flows from Investing Activities:
Principal invested into Trust account	(240,000)	—
Withdrawal from Trust Account for tax obligations	1,253,107	80,500
Cash withdrawn for redemptions	258,999,909	—
Net cash provided by investing activities	260,013,016	80,500

Cash Flows from Financing Activities:
Redemption of Class A common stock	(258,999,909)	—
Net cash used in financing activities	(258,999,909)	—

Net Change in Cash	389,176	(331,169)
Cash - Beginning of period	67,909	497,412
Cash - End of period	$457,085	$166,243

Supplemental Disclosure of Non-cash Financing Activities:
Forgiveness of deferred underwriting fee payable allocated to Class A common stock	$4,436,713	$—
Excise tax liability accrued for common stock redemptions	$424,059	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

On January 5, 2023, in connection with the Business Combination proposal, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York against the Company and its board of directors, alleging that the registration statement on Form S-4 filed on December 27, 2022 with the U.S. Securities and Exchange Commission (“SEC”) omitted material information related to the Business Combination. Since the filing of the complaint, several purported stockholders of the Company have also sent demand letters to the Company’s counsel, similarly alleging that the registration statement filed by the Company on December 27, 2022 with the SEC omitted material information related to the Business Combination and demanding that the Company, its board of directors and/or AEON Biopharma, Inc., a Delaware corporation (“AEON”), make supplemental corrective disclosures addressing the alleged deficiencies.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from November 17, 2020, the Company’s inception, through March 31, 2023, relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Priveterra Sponsor, LLC, a Delaware limited liability company (the “Sponsor”).

On November 16, 2022, Guggenheim agreed to waive its entitlement to the deferred underwriting commission of $3,767,400 to which it became entitled upon completion of the Company’s IPO, subject to the consummation of the transaction. As a result, the Company derecognized the deferred underwriting fee payable of $3,767,400 and recorded $3,604,829 of the forgiveness of the deferred underwriting fee allocated to public shares to the carrying value of the shares of Class A common stock and the remaining balance of $162,571 was as a gain from extinguishment of liability allocated to warrant liabilities.

On January 23, 2023, Wells Fargo agreed to waive its entitlement to the deferred underwriting commission of $4,636,800 to which it became entitled to upon completion of the Company’s IPO. As a result, the Company during its quarter ended March 31, 2023 derecognized the deferred underwriting fee payable of $4,636,800 and recorded $4,436,713 of the forgiveness of the deferred underwriting fee allocated to public shares to the carrying value of the shares of Class A common stock and the remaining balance of $200,087 was as a gain from extinguishment of liability for the portion allocated to warrant liabilities. As of March 31, 2023, the balance of the deferred underwriting fee payable was $1,255,800.

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

Transaction costs of the IPO amounted to $15,630,212 consisting of $5,520,000 of underwriting fees, $9,660,000 of deferred underwriting fees, and $450,212 of other offering costs. Of the transaction costs, $655,046 is included in offering costs on the statements of operations and $14,975,166 is included in equity.

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

In connection with the vote at the special meeting of stockholders held on February 10, 2023 (the “Special Meeting”) the holders of 25,597,728 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.11 per share, for an aggregate redemption amount of $258,999,909, resulting in 2,002,272 shares of Class A common stock after redemptions. The trust account balance after the redemption payments was $20,259,152. As of March 31, 2023, the trust account balance was $21,073,782.

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

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the IPO, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Company’s IPO was on February 11, 2021. As of March 31, 2023, the Company had $457,085 in its operating bank account, and working capital deficit of $5,249,539 (excluding taxes payable which is funded by earnings from the Trust Account) and has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans.

Additionally, the Company has until August 11, 2023 (originally February 11, 2023; see Note 6) to consummate a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K/A for the year ended December 31, 2022 as filed with the SEC on April 10, 2023, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

Principles of Consolidation

The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $457,000 and $68,000 in cash and did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held as cash held by Continental Stock Transfer & Trust Company. At December 31, 2022, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to temporary equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, offering costs totaling $15,630,212 (consisting of $5,520,000 of underwriting discount, $9,660,000 of deferred underwriting discount, and $450,212 of other offering costs) were recognized with $ 655,046 which was allocated to the Public Warrants and Private Warrants, included in the consolidated statement of operations and $14,975,166 included in temporary equity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, the common stock subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	$278,487,272
Plus:
Waiver of Class A shares issuance costs	4,436,712
Less:
Redemption	(258,999,909)
Accretion of carrying value to redemption value	(2,931,575)
Class A common stock subject to possible redemption, March 31, 2023	$20,992,500

See Note 6 for the current amount held in the Trust Account and the ordinary shares currently subject to redemption following the Company’s February 10, 2023 Special Meeting of shareholders to extend the Business Combination deadline date from February 11, 2023 to August 11, 2023 and the waiver of underwriting fee on January 23, 2023.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company has two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three months ended March 31, 2023 and 2022. The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Below is a reconciliation of the net income (loss) per share of common stock:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(254,441)	$(134,074)	$2,218,714	$554,679

Denominator
Weighted-average shares outstanding	13,094,621	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per common share	$(0.02)	$(0.02)	$0.08	$0.08

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to its short-term nature, other than the derivative warrant liability.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s tax rate was 2,510.10% and 0.00% for the three months ended March 31, 2023 and 2022. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, primarily due to changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

On January 5, 2023, in connection with the Business Combination Proposal, a purposed stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, against the Company and its board of directors, alleging that the registration statement on Form S-4 filed on December 27, 2022 with the SEC omitted material information related to the Business Combination. Since the filing of the complaint, several purported stockholder of the Company have also sent demand letters to the Company’s counsel, similarly alleging that the registration statement filed by the Company on December 27, 2022 with the SEC omitted material information related to the Business Combination and demanding that the Company, its board of directors and/or AEON make supplemental corrective disclosures addressing the alleged deficiencies.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholder from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by the Company in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by the Company and not by the redeeming holder, it could cause a reduction in the value of Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the trust account could be used to pay any excise tax owed the Company in the event it is unable to complete a business combination in the required time and redeem 100% of the remaining Class A common stock in accordance with the amended and restated certificate of incorporation, in which case the amount that would otherwise be received by the public stockholders in connection with the Company’s liquidation would be reduced.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance on January 1, 2023. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Besides the above, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 17, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain offering costs in consideration for 5,750,000 Class B common stock, par value $0.0001 (the “Founder Shares”). On February 8, 2021, as part of an upsizing of the IPO, the Company effected a stock split in which each issued share of Class B common stock that was outstanding was converted into one and two tenths shares of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares. The founder shares included an aggregate of up to 900,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise of their over-allotment option, the 900,000 shares were no longer subject to forfeiture.

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

Promissory Note – Related Party

On December 17, 2020, the Sponsor agreed to loan the Company up to $75,000 to be used for a portion of the expenses of the IPO. On January 13, 2021, the Sponsor agreed to loan the Company up to an additional $50,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and were due at the earlier of June 30, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds. As of March 31, 2023 and December 31, 2022, the Company had no amounts outstanding borrowings under the promissory note. Additionally, this note is no longer available to the Company.

On November 28, 2022, the Sponsor issued the promissory note to the Company, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $150,000 (the “Second Note”). The promissory note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. In the month of December, the Sponsor deposited a total of $150,000 of such funds in the operating account. As of March 31, 2023 and December 31, 2022, the outstanding principal balance under the promissory notes amounted to an aggregate of $150,000.

Working Capital Loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender (the “Working Capital Warrants”). Such warrants would be identical to the Private Placement Warrants. In June 2021 the Company had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on February 8, 2021, to pay $25,000 per month for administrative and other services, of which $10,000 per month will be paid to the Sponsor for office space and administrative services provided to members of the management team and up to $15,000 will be used to compensate the Company’s Chief Operating Officer and Chief Financial Officer and Secretary for a portion of their time spent on the Company’s affairs. Upon completion of the Company’s Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, $75,000 was recognized in the condensed consolidated statements of operations and has been paid.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Underwriters Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On November 16, 2022, the Company and one of the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. On January 23, 2023, Wells Fargo agreed to waive its entitlement to the deferred underwriting commission of $4,636,800 to which it became entitled to upon completion of the Company’s IPO, subject to the consummation of the transaction. As a result, the Company derecognized the deferred underwriting fee payable of $4,636,800 and recorded $4,436,713 of the forgiveness of the deferred underwriting fee allocated to Public

Shares to the carrying value of the shares of Class A common stock and the remaining balance of $200,087 was as a gain from extinguishment of liability for the portion allocated to warrant liabilities. As of March 31, 2023 and December 31, 2022, the deferred underwriting fee payable is $1,255,800 and $5,892,600, respectively.

Excise Tax

In connection with the vote to approve the Charter Amendment Proposal, holders of 25,597,728 shares of Class A Common Stock properly exercised   their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $258,999,909. As of March 31, 2023, the Company recorded $424,059 of excise tax liability calculated as 1% of shares redeemed less the number of shares to be issued as stated in the Business Combination Agreement.

The liability does not impact the condensed consolidated statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due.

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

Business Combination Agreement

On December 12, 2022, the Company entered into the Business Combination Agreement by and among the Company, Merger Sub, and AEON AEON. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into AEON, with AEON surviving as a wholly owned subsidiary of the Company. Upon the Closing, the Company will change its name to “AEON Biopharma, Inc.”

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

Under the Business Combination Agreement, the Company will acquire all of the outstanding equity interests of AEON (including equity interests issued upon conversion of the outstanding convertible notes of AEON) in exchange for shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), based on an implied AEON equity value of $165,000,000, to be paid to AEON stockholders at the effective time of the Merger, except that 809,000 shares of the Company’s Class A Common Stock otherwise issuable as merger consideration shall be held back to satisfy the exercise of certain of AEON’s convertible notes upon the maturity thereof. For more information regarding the Business Combination Agreement, please see the Current Report on Form 8-K filed on May 1, 2023, and registration statement Amendment No. 2 to Form S-4 filed on May 9, 2023.

Special Meeting of Stockholders of the Company

On January 11, 2023, the Company and AEON entered into interim financing letter agreements with certain investors for a total aggregate amount of $20 million.

On January 5, 2023, in connection with the Business Combination proposal, a purposed stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, against the Company and its board of directors, alleging that the registration statement on Form S-4 filed on December 27, 2022 with the SEC omitted material information related to the Business Combination. Since the filing of the complaint, several purported stockholders of the Company have also sent demand letters to the Company’s counsel, similarly alleging that the registration statement filed by the Company on December 27, 2022 with the SEC omitted material information related to the Business Combination and demanding that the Company, its board of directors and/or AEON make supplemental corrective disclosures addressing the alleged deficiencies.

On January 23, 2023, the Company and a second underwriter executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement which represents an additional $4,636,800 of the deferred fee as waived.

On February 10, 2023, at the Special Meeting of stockholders of the Company, stockholders of the Company approved the certificate of amendment to the second amended and restated certificate of incorporation to amend the Company’s contractual expiration date of February 11, 2023 by changing the date by which the Company must cease all operations except for the purpose of winding up if it fails to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination from February 11, 2023 to August 11, 2023. In connection with the vote at the Special Meeting, the holders of 25,597,728 shares of Class A Common Stock, par value $0.0001 per share, properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.11 per share, for an aggregate redemption amount of $258,999,909. The remaining shares to be potentially redeemed is 2,002,272.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding (excluding 2,002,272 shares and 27,600,000 shares subject to redemption, respectively.)

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At March 31, 2023 and December 31, 2022, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. RECURRING FAIR VALUE MEASUREMENTS

At March 31, 2023 and December 31, 2022, the Company’s warrant liability was valued at $812,611 and $669,759, respectively. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the condensed balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statement of operations.

The Company’s warrant liability for the Private Placement Warrants is based on a valuation model utilizing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. The fair value of the Private Warrant liability classified within Level 3 of the fair value hierarchy.

The Company’s warrant liability for the Public Warrants is based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. The fair value of the Public Warrant liability is classified within Level 2 of the fair value hierarchy due to limited trading activity. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2023, assets held in the Trust Account were comprised of $21,073,782 in cash held by Continental Stock Transfer & Trust. During the three months ended March 31, 2023, the Company withdrew $1,253,107 in interest income from the Trust Account for tax obligation purposes.

At December 31, 2022, assets held in the Trust Account were comprised of $4,858 in cash and $279,379,571 in U.S. Treasury Bills. The sum of the cash held in trust and the U.S. Treasury bills total the condensed consolidated balance sheet balance of $279,384,429. During the year ended December 31, 2022, the Company withdrew $401,925 in interest income from the Trust Account for tax obligation purposes.

The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity securities at March 31, 2023 and December 31, 2022:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain	Fair Value
December 31, 2022	U.S. Treasury Bill (Matures on 01/05/2023)	1	$279,339,034	$40,537	$279,379,571

March 31, 2023	Cash held by Continental Stock Transfer & Trust	N/A	—	—	$21,073,782

The following table presents information about the Company’s liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities:
Private Placement Warrants	$—	$—	$306,611
Public Warrants	$—	$506,000	$—

The following table presents information about the Company’s liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities:
Private Placement Warrants	$—	$—	$250,239
Public Warrants	$—	$419,520	$—

Measurement

The Company established the initial fair value for the Warrants on February 11, 2021, the date of the consummation of the Company’s IPO using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. In April 2021, the Public Warrants began trading in the open market and were reclassified to Level 1. On March 31, 2023 and December 31, 2022, the fair value was remeasured. At March 31, 2023 and December 31, 2022, the Company used a Monte Carlo simulation and modified Black-Scholes model, respectively, to value the Private Placement Warrants. The Public Warrants were previously classified as Level 3 due to the lack of an observable market price for the warrants and initially valued using the Black-Scholes Option Pricing Model. Public Warrants were transferred to a level 2 due to lack of an active market during the quarter ended September 30, 2022. As of March 31, 2023 and December 31, 2022, the Public Warrant remain as Level 2 inputs due to continued lack of an active market.

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

The key inputs into the valuation models was as follows:

	December 31,	March 31,
Input	2022	2023
Risk-free interest rate	4.75%	4.79%
Expected term (years)	5.71	5.28
Expected volatility	9.8%	9.1%
Dividend rate	0.0%	0.0%
Exercise price	$11.50	$11.50
Market implied likelihood of IBC	8.9%	9.5%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s assets and liabilities classified as level 3 for the three months ended March 31, 2023 and 2022.

Fair Value at December 31, 2022	$250,239
Change in fair value	56,372
Fair Value at March 31, 2023	306,611

Fair Value at December 31, 2021	$2,692,800
Change in fair value	(1,100,880)
Fair Value at March 31, 2022	1,591,920

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On April 27, 2023, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The Promissory Note is non-interest bearing, unsecured and payable upon the effective date of the Company’s initial business combination. The Promissory Note is subject to customary events of default which could, subject to certain conditions, cause the Promissory Notes to become immediately due and payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Priveterra Acquisition Corp.,” “our,” “us” or “we” refer to Priveterra Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our Sponsor is Priveterra Sponsor, LLC, a Delaware limited liability company. The registration statement for the IPO was declared effective on February 8, 2021. On February 11, 2021, we consummated the IPO of 27,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, and incurring offering costs of approximately $5,520,000, inclusive of approximately $9,660,000 in deferred underwriting commissions. On November 16, 2022, the Company and one of the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. As a result, the Company recognized income of $3,767,400 in relation to the waiver of the deferred underwriter fee allocated to the underwriter in the accompanying consolidated financial statements. As of March 31, 2023 and December 31, 2022, the deferred underwriting fee payable was $1,255,800 and 5,892,600, respectively. On January 23, 2023, the Company and a second underwriter executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement which represents an additional $4,636,800 of the deferred fee as waived.

Simultaneously with the closing of the IPO, we consummated the Private Placement of 5,213,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to our Sponsor, generating gross proceeds to us of approximately $7,820,000.

Upon the closing of the IPO and the Private Placement, $276,000,000 ($10.00 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement was placed in the Trust Account and was invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

We will only have 30 months from the closing of the IPO, or August 11, 2023, (or such later date as may be approved by Priveterra stockholders in an amendment to the current charter) to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time, we will (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest and not previously released to us to fund our working capital requirements (less taxes payable and up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of our net assets to our remaining stockholders, as part of our plan of dissolution and liquidation. Our Sponsor and our executive officers and independent director nominees (the “initial stockholders”) entered into a letter agreement with us, pursuant to which they have waived their rights to participate in any redemption with respect to their Founder Shares; however, if the initial stockholders or any of our officers, directors or affiliates acquire shares of common stock in or after the IPO, they will be entitled to a pro rata share of the Trust Account upon our redemption or liquidation in the event we do not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the IPO price per Unit in the IPO.

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

As indicated in the accompanying financial statements, as of March 31, 2023, the balance of the Trust Account was approximately $21,073,782 (excluding $1,255,800 of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). Further, we expect to incur significant costs in the pursuit of the Business Combination. We cannot assure you that our plans to raise capital or to complete the Business Combination will be successful.

Results of Operations

Our entire activity since inception through March 31, 2023 related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. Additionally, we will recognize unrealized gains or loss related to our Warrants. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net loss of $388,515, which is driven by an unrealized loss of $142,852 on our warrants, income tax provision of $404,634 and operating costs of $1,743,485. Partially offsetting our loss are gain on forgiveness of underwriting fee payable of $200,087 and $1,702,369 in interest income from investments held in our Trust Account.

For the three months ended March 31, 2022, we had net income of $2,773,393, which is driven by unrealized gains of $3,032,880 on our warrants and $129,586 in interest income from investments held in our Trust Account. Partially offsetting our income is operating costs and of $389,073.

Liquidity and Capital Resources

As of March 31, 2023, we had $457,085 in our operating bank account and working capital deficit of $5,249,539 (excluding taxes payable which is funded by earnings from the Trust Account).

Prior to the completion of the IPO, our liquidity needs have been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and loans under an unsecured promissory note from the Sponsor of $73,295. On February 15, 2021, we issued an unsecured convertible promissory note to our Sponsor, pursuant to which we may borrow up to $1,500,000 from our sponsor for ongoing expenses reasonably related to our business and the consummation of an initial business combination. All unpaid principal under the convertible note will be due and payable in full on the earlier of (i) August 11, 2023 and (ii) the effective date of our initial business combination. Our Sponsor will have the option, at any time on or prior to such maturity date, to convert any amounts outstanding under the convertible note into warrants to purchase shares of our Class A Common Stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our IPO. In June 2021 we had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of March 31, 2023 and December 31, 2022, there were no borrowings under the Working Capital Loans.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

We have approximately $457,000 in cash and approximately $5,500,000 in current liabilities as of March 31, 2023 and have incurred and expect to incur additional significant costs in pursuit of financing and acquisition plans. Additionally, we have until August 11, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” we have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 11, 2023 (or such later date as may be approved by Priveterra stockholders in an amendment to the current charter).

Off-Balance Sheet Financing Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 3,600,000 additional Units to cover any over-allotments, at the IPO price less the underwriting discounts and commissions. The warrants that were issued in connection with the 3,600,000 over-allotment Units are identical to the public warrants and have no net cash settlement provisions.

We paid an underwriting discount of 2% of the per Unit offering price, or approximately $5,520,000 million in the aggregate at the closing of the IPO, and agreed to pay an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross offering proceeds, or approximately $9,660,000 in the aggregate upon the Company’s completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination. On November 16, 2022, the Company and one of the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. As a result, the Company recognized income of $3,767,400 in relation to the waiver of the deferred underwriter fee allocated to the underwriter in the accompanying consolidated financial statements. As of March 31, 2023 and December 31, 2022, the deferred underwriting fee payable was $5,892,600 and $9,660,000, respectively. On January 23, 2023, the Company and a second underwriter executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement which represents an additional $4,636,800 of the deferred fee as waived.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the condensed consolidated balance sheets.

Net Income (loss) Per Share

We have two classes of common shares, which are referred to as Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A Common Stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three months ended March 31, 2023 and 2022. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods. Accretion associated with the redeemable Class A Common Stock is excluded from earnings (loss) per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company adopted the provisions of this guidance on January 1, 2023. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Besides the above, the Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remediation of a Material Weakness in Internal Control over Financial Report

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control over Financial Reporting

Except as discussed above, there were no changes in our internal control over financial reporting, except as discussed above, (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Form 10-K/A for the year ended December 31, 2022 as filed with the SEC on April 10, 2023.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 17, 2020, our Sponsor purchased an aggregate of 5,750,000 founder shares for a purchase price of $25,000, or approximately $0.004 per share, of which up to 900,000 shares were subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. As a result of the underwriters’ election to fully exercise of their over-allotment option, the 900,000 shares are no longer subject to forfeiture. On February 8, 2021, as part of an upsizing of our IPO, we effected a stock split in which each issued share of Class B common stock that was outstanding was converted into one and two tenths shares of Class B common stock, resulting in an aggregate of 6,900,000 shares of Class B common stock issued and outstanding.

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

Substantially concurrently with the closing of our IPO, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 5,213,333 warrants (the “Private Placement Warrants”) to our Sponsor at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $7,820,000. The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

On June 28, 2021, the Sponsor elected to convert $100,000 of outstanding principal amount under the Working Capital Loans into, and the Company has issued, warrants to purchase 66,6667 shares of Class A common stock of the Company at a purchase price of $11.50 per share, subject to adjustment as described in the Private Placement Warrants Purchase Agreement. Such warrants are identical to the Private Placement Warrants issued to the Sponsor in connection with our IPO. The issuance of such warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Dated: May 17, 2023