Form 10-Q
period 2023-06-30
Priveterra Acquisition Corp.
filed 2023-07-21
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of July 21, 2023, 2,002,272 shares of Class A common stock, par value $0.0001 per share, and 6,900,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PRIVETERRA ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

PRIVETERRA ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash	$441,377	$67,909
Prepaid assets	150,721	41,287
Total Current Assets	592,098	109,196

Cash and Investments held in Trust Account	21,193,395	279,384,429
Total Assets	$21,785,493	$279,493,625

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$6,960,841	$2,620,682
Franchise tax payable	16,232	226,936
Promissory Note – Related Party	1,000,000	150,000
Deferred tax liability	—	588,899
Excise tax liability	424,059	—
Income tax payable	1,059,625	294,430
Total current liabilities	9,460,757	3,880,947

Warrant liabilities	1,336,725	669,759
Deferred underwriting commission	1,255,800	5,892,600
Total liabilities	12,053,282	10,443,306

Commitments and Contingencies

Class A common stock subject to possible redemption, 2,002,272 shares and 27,600,000 shares as of June 30, 2023, and December 31, 2022, at redemption value of $10.58 and $10.09, respectively	21,193,395	278,487,272

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; 0 shares issued and outstanding (excluding 2,002,272 and 27,600,000 shares subject to possible redemption as of June 30, 2023 and December 31, 2022, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	690	690
Additional paid-in capital	32,000	32,000
Accumulated deficit	(11,493,874)	(9,469,643)
Total Stockholders’ Deficit	(11,461,184)	(9,436,953)
Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$21,785,493	$279,493,625

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating costs	$3,526,521	$427,204	$5,270,006	$816,277
Loss from operations	(3,526,521)	(427,204)	(5,270,006)	(816,277)

Other (expense) income
Unrealized change in fair value of warrants	(524,114)	2,173,893	(666,966)	5,206,773
Gain on forgiveness of deferred underwriting fee payable	—	—	200,087	—
Interest earned on investments held in Trust Account	199,960	137,380	1,902,329	266,966
Total other (expense) income, net	(324,154)	2,311,273	1,435,450	5,473,739

(Loss) Income before provision for income taxes	(3,850,675)	1,884,069	(3,834,556)	4,657,462
Provision for income taxes	(91,662)	(16,965)	(496,296)	(16,965)
Net (loss) income	$(3,942,337)	$1,867,104	$(4,330,852)	$4,640,497

Basic and diluted weighted average shares outstanding, Class A common stock	2,002,272	27,600,000	7,559,570	27,600,000
Basic and diluted net (loss) income per share, Class A common stock	$(0.44)	$0.05	$(0.30)	$0.13
Basic and diluted weighted average shares outstanding, Class B common stock	6,900,000	6,900,000	6,900,000	6,900,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.44)	$0.05	$(0.30)	$0.13

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	6,900,000	$690	$32,000	$(9,469,643)	$(9,436,953)
Accretion of Class A common stock to redemption value	—	—	—	—	—	2,931,576	2,931,576
Excise tax imposed on common stock redemptions	—	—	—	—	—	(424,059)	(424,059)
Net loss	—	—	—	—	—	(388,515)	(388,515)
Balance - March 31, 2023 (unaudited)	—	—	6,900,000	690	32,000	(7,350,641)	(7,317,951)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(200,896)	(200,896)
Net loss	—	—	—	—	—	(3,942,337)	(3,942,337)
Balance — June 30, 2023 (unaudited)	—	$—	6,900,000	$690	$32,000	$(11,493,874)	$(11,461,184)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	6,900,000	$690	$32,000	$(16,962,545)	$(16,929,855)
Net income	—	—	—	—	—	2,773,393	2,773,393
Balance - March 31, 2022 (unaudited)	—	—	6,900,000	690	32,000	(14,189,152)	(14,156,462)
Accretion of Class A common stock to redemption value	—	—	—	—	—	(79,687)	(79,687)
Net income	—	—	—	—	—	1,867,104	1,867,104
Balance - June 30, 2022 (unaudited)	—	$—	6,900,000	$690	$32,000	$(12,401,735)	$(12,369,045)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(4,330,852)	$4,640,497
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,902,329)	(266,966)
Unrealized change in fair value of warrants	666,966	(5,206,773)
Gain on forgiveness of deferred underwriting fee payable	(200,087)	—
Changes in operating assets and liabilities:
Prepaid assets	(109,434)	131,895
Income and Franchise tax payable	554,491	(83,035)
Deferred tax liability	(588,899)	—
Accrued expenses	4,340,159	214,228
Net cash used in operating activities	(1,569,985)	(570,154)

Cash Flows from Investing Activities:
Principal invested into Trust account	(400,000)	—
Withdrawal from Trust Account for tax obligations	1,493,453	80,500
Cash withdrawn for redemptions	258,999,909	—
Net cash provided by investing activities	260,093,362	80,500

Cash Flows from Financing Activities:
Borrowings under promissory note	1,000,000	—
Repayment of promissory note	(150,000)	—
Redemption of Class A common stock	(258,999,909)	—
Net cash used in financing activities	(258,149,909)	—

Net Change in Cash	373,468	(489,654)
Cash - Beginning of period	67,909	497,412
Cash - End of period	$441,377	$7,758

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriting commissions payable charged to additional paid in capital	$4,436,713	$—
Excise tax liability accrued for common stock redemptions	$424,059	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PRIVETERRA ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from November 17, 2020, the Company’s inception, through June 30, 2023, relates to the Company’s formation and the initial public offering (“IPO”), described below, and identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO and unrealized gains and losses on the change in fair value of it warrants. The Company has selected December 31 as its fiscal year end.

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

On January 23, 2023, Wells Fargo agreed to waive its entitlement to the deferred underwriting commission of $4,636,800 to which it became entitled to upon completion of the Company’s IPO. As a result, the Company the six months ended June 30, 2023 derecognized the deferred underwriting fee payable of $4,636,800 and recorded $4,436,713 of the forgiveness of the deferred underwriting fee allocated to public shares to the carrying value of the shares of Class A common stock and the remaining balance of $200,087 was as a gain from extinguishment of liability for the portion allocated to warrant liabilities. As of June 30, 2023, the balance of the deferred underwriting fee payable was $1,255,800.

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

In connection with the vote at the special meeting of stockholders held on February 10, 2023 (the “Special Meeting”) the holders of 25,597,728 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.11 per share, for an aggregate redemption amount of $258,999,909, resulting in 2,002,272 shares of Class A common stock after redemptions. The trust account balance after the redemption payments was $20,259,152. As of June 30, 2023, the trust account balance was $21,193,395.

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

Liquidation

The Company will have 24 months from the closing of the IPO to complete the initial Business Combination which has been extended through August 11, 2023 (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The Company’s IPO was on February 11, 2021. As of June 30, 2023, the Company had $441,377 in its operating bank account, and working capital deficit of $8,868,659 (excluding taxes payable which is funded by earnings from the Trust Account) and has incurred and expects to incur additional significant costs in pursuit of its financing and acquisition plans.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K/A for the year ended December 31, 2022 as filed with the SEC on April 10, 2023, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $441,000 and $68,000 in cash and did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held as cash held by Continental Stock Transfer & Trust Company. At December 31, 2022, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

As of June 30, 2023 and December 31, 2022, the common stock subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	$278,487,272
Plus:
Waiver of Class A shares issuance costs	4,436,712
Less:
Redemption	(258,999,909)
Accretion of carrying value to redemption value	(2,730,680)
Class A common stock subject to possible redemption, June 30, 2023	$21,193,395

See Note 6 for the current amount held in the Trust Account and the ordinary shares currently subject to redemption following the Company’s February 10, 2023 Special Meeting of shareholders to extend the Business Combination deadline date from February 11, 2023 to August 11, 2023 and the waiver of underwriting fee on January 23, 2023.

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. The Company has two classes of common shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A common stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three and six months ended June 30, 2023 and 2022. The calculation of diluted net (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Below is a reconciliation of the net (loss) income per share of common stock:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(886,698)	$(3,055,639)	$1,493,683	$373,421	$(2,264,201)	$(2,066,651)	$3,712,398	$928,099

Denominator
Weighted-average shares outstanding	2,002,272	6,900,000	27,600,000	6,900,000	7,559,570	6,900,000	27,600,000	6,900,000
Basic and diluted net (loss) income per common share	$(0.44)	$(0.44)	$0.05	$0.05	$(0.30)	$(0.30)	$0.13	$0.13

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s tax rate was 2.69% and 0.93% for the three months ended June 30, 2023 and 2022, respectively, (7.85)% and 0.37% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, primarily due to changes in the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Each Private Placement Warrant was identical to the Public Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, and (iii) may be exercised by the holders on a cashless basis. The Company’s Sponsor has agreed to (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 24 months from the closing of the Company’s IPO on February 11, 2021 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to complete its initial Business Combination within 18 months (or up to 24 months if the Company extends the period of time) from the closing of the Company’s IPO on February 11, 2021. In addition, the Company’s Sponsor has agreed to vote any founder shares held by them and any public shares purchased during or after the Company’s IPO (including in open market and privately negotiated transactions) in favor of the Company’s initial Business Combination.

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

Promissory Note – Related Party

On December 17, 2020, the Sponsor agreed to loan the Company up to $75,000 to be used for a portion of the expenses of the IPO. On January 13, 2021, the Sponsor agreed to loan the Company up to an additional $50,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and were due at the earlier of June 30, 2021 or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds. As of June 30, 2023 and December 31, 2022, the Company had no amounts outstanding borrowings under the promissory note. Additionally, this note is no longer available to the Company.

On November 28, 2022, the Sponsor issued the promissory note to the Company, pursuant to which the Company was entitled to borrow up to an aggregate principal amount of $150,000 (the “Second Note”). The promissory note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. In the month of December, the Sponsor deposited a total of $150,000 of such funds in the operating account. As of June 30, 2023 and December 31, 2022, the balance on the second note was $0 and $150,000, respectively. The Second Note was fully repaid on May 3, 2023.

On April 27, 2023, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The Promissory Note is non-interest bearing, unsecured and payable upon the effective date of the Company’s initial business combination. The Promissory Note is subject to customary events of default which could, subject to certain conditions, cause the Promissory Notes to become immediately due and payable. As of June 30, 2023, the Company drew $1,000,000 under the Promissory Note, which amount remains outstanding.

Working Capital Loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants at a price of $1.50 per warrant at the option of the lender (the “Working Capital Warrants”). Such warrants would be identical to the Private Placement Warrants. In June 2021 the Company had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on February 8, 2021, to pay $25,000 per month for administrative and other services, of which $10,000 per month will be paid to the Sponsor for office space and administrative services provided to members of the management team and up to $15,000 will be used to compensate the Company’s Chief Operating Officer and Chief Financial Officer and Secretary for a portion of their time spent on the Company’s affairs. Upon completion of the Company’s Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, $75,000 and $150,000 was recognized in the condensed consolidated statements of operations and has been paid, respectively. For the three and six months ended June 30, 2022, $75,000 and $150,000 was recognized in the condensed statements of operations and has been paid, respectively.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Underwriters Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,660,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On November 16, 2022, the Company and one of the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. On January 23, 2023, Wells Fargo agreed to waive its entitlement to the deferred underwriting commission of $4,636,800 to which it became entitled to upon completion of the Company’s IPO, subject to the consummation of a transaction. As a result, the Company derecognized the deferred underwriting fee payable of $4,636,800 and recorded $4,436,713 of the forgiveness of the deferred underwriting fee allocated to Public Shares to the carrying value of the shares of Class A common stock and the remaining balance of $200,087 was as a gain from extinguishment of liability for the portion allocated to warrant liabilities. As of June 30, 2023 and December 31, 2022, the deferred underwriting fee payable is $1,255,800 and $5,892,600, respectively.

Excise Tax

In connection with the vote to approve the Charter Amendment Proposal, holders of 25,597,728 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $258,999,909. In connection to the redemption of shares, during the six months ended June 30, 2023, the Company recorded $424,059 of excise tax liability calculated as 1% of shares redeemed less the number of shares to be issued as stated in the Business Combination Agreement.

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

Business Combination Agreement

On December 12, 2022, the Company entered into the Business Combination Agreement by and among the Company, Merger Sub, and AEON. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into AEON, with AEON surviving as a wholly owned subsidiary of the Company. Upon the Closing, the Company will change its name to “AEON Biopharma, Inc.”

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

Under the Business Combination Agreement, the Company will acquire all of the outstanding equity interests of AEON (including equity interests issued upon conversion of the outstanding convertible notes of AEON) in exchange for shares of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), based on an implied AEON equity value of $165,000,000, to be paid to AEON stockholders at the effective time of the Merger, except that 809,000 shares of the Company’s Class A Common Stock otherwise issuable as merger consideration shall be held back to satisfy the exercise of certain of AEON’s convertible notes upon the maturity thereof. For more information regarding the Business Combination Agreement, please see the Current Report on Form 8-K filed on May 1, 2023, and registration statement Amendment No. 2 to Form S-4 filed on March 9, 2023, registration statement Amendment No. 3 to Form S-4 filed on May 1, 2023 and registration statement Amendment No. 4 to Form S-4 filed on May 9, 2023.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding (excluding 2,002,272 shares and 27,600,000 shares subject to redemption, respectively.)

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. At June 30, 2023 and December 31, 2022, there were 6,900,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. RECURRING FAIR VALUE MEASUREMENTS

At June 30, 2023 and December 31, 2022, the Company’s warrant liability was valued at $1,336,725 and $669,759, respectively. Under the guidance in ASC 815-40 the Warrants do not meet the criteria for equity treatment. As such, the Warrants must be recorded on the condensed balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the warrant valuation will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statement of operations.

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

At June 30, 2023, assets held in the Trust Account were comprised of $21,193,395 in cash held by Continental Stock Transfer & Trust. During the three and six months ended June 30, 2023, the Company withdrew $260,493,363 in interest income from the Trust Account for tax obligation purposes and in connection with redemption.

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

The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity securities at June 30, 2023 and December 31, 2022:

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Gain	Fair Value
December 31, 2022	U.S. Treasury Bill (Matures on 01/05/2023)	1	$279,339,034	$40,537	$279,379,571

The following table presents information about the Company’s liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities:
Private Placement Warrants	$—	$—	$508,725
Public Warrants	$828,000	$—	$—

The following table presents information about the Company’s liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	Level 1	Level 2	Level 3
Liabilities:
Private Placement Warrants	$—	$—	$250,239
Public Warrants	$—	$419,520	$—

Measurement

The Company established the initial fair value for the Warrants on February 11, 2021, the date of the consummation of the Company’s IPO using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Warrants were initially classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs. In April 2021, the Public Warrants began trading in the open market and were reclassified to Level 1. On June 30, 2023 and December 31, 2022, the fair value was remeasured. At June 30, 2023 and December 31, 2022, the Company used a Monte Carlo simulation and modified Black-Scholes model, respectively, to value the Private Placement Warrants. The Public Warrants were previously classified as Level 3 due to the lack of an observable market price for the warrants and initially valued using the Black-Scholes Option Pricing Model. Public Warrants were transferred to a level 2 due to lack of an active market during the quarter ended September 30, 2022 through March 31, 2023. At June 30, 2023, the Public Warrants transferred from a Level 2 measurement to a Level 1 due to the active market.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 2 measurement to a Level 1 fair value measurement during the three months ended June 30, 2023 was $828,000.

The key inputs into the valuation models was as follows:

	December 31,	June 30,
Input	2022	2023
Risk-free interest rate	4.75%	5.45%
Expected term (years)	5.71	5.06
Expected volatility	9.8%	40%
Dividend rate	0.0%	0.0%
Exercise price	$11.50	$11.50
Market implied likelihood of IBC	8.9%	11.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s assets and liabilities classified as level 3 for the three and six months ended June 30, 2023 and 2022.

Fair Value at December 31, 2022	$250,239
Change in fair value	56,372
Fair Value at March 31, 2023	306,611
Change in fair value	202,114
Fair Value at June 30, 2023	$508,725

Fair Value at December 31, 2021	$2,692,800
Change in fair value	(1,100,880)
Fair Value at March 31, 2022	1,591,920
Change in fair value	(793,893)
Fair Value at June 30, 2022	$798,027

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, other than described below:

On July 3, 2023, the Company convened the Special Meeting. At the Special Meeting, a total of 1,528,826 shares of Class A common stock and 6,900,000 shares of Class B common stock of the Company, out of a total of 2,002,272 shares of Class A common stock and 6,900,000 shares of Class B common stock issued and outstanding and entitled to vote as of the close of business on April 11, 2023 (the record date for the Special Meeting), were present or represented by proxy at the Special Meeting. For more information regarding the Special Meeting, please see the Current Report on Form 8-K filed on July 5, 2023.

On July 11, 2023, the Company, in connection with its proposed business combination (the “Business Combination”) with AEON Biopharma, Inc. (“AEON”) and acting pursuant to authorization from its Board of Directors, determined (i) to voluntarily withdraw the listing of the Company’s common stock, warrants, and units from The Nasdaq Stock Market LLC (“Nasdaq”), and (ii) to list the post-combination company’s common stock and warrants on the NYSE American LLC (the “NYSE”), in each case subject to the closing of the Business Combination. Trading of the common stock and warrants of the post-combination company, AEON Biopharma Inc., is expected to begin on NYSE at market open on or about July 24, 2023 under the symbol “AEON”. The last day of trading on Nasdaq is expected to be on or about July 21, 2023.

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

Our Sponsor is Priveterra Sponsor, LLC, a Delaware limited liability company. The registration statement for the IPO was declared effective on February 8, 2021. On February 11, 2021, we consummated the IPO of 27,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000, and incurring offering costs of approximately $5,520,000, inclusive of approximately $9,660,000 in deferred underwriting commissions. On November 16, 2022, the Company and one of the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. As a result, the Company recognized income of $3,767,400 in relation to the waiver of the deferred underwriter fee allocated to the underwriter in the accompanying consolidated financial statements. As of June 30, 2023 and December 31, 2022, the deferred underwriting fee payable was $1,255,800 and 5,892,600, respectively. On January 23, 2023, the Company and a second underwriter executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement which represents an additional $4,636,800 of the deferred fee as waived.

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

As indicated in the accompanying financial statements, as of June 30, 2023, the balance of the Trust Account was approximately $21,193,395 (excluding $1,255,800 of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). Further, we expect to incur significant costs in the pursuit of the Business Combination. We cannot assure you that our plans to raise capital or to complete the Business Combination will be successful.

Results of Operations

Our entire activity since inception through June 30, 2023 related to our formation, the preparation for the IPO, and since the closing of the IPO, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income and dividends on investments held in Trust Account. Additionally, we will recognize unrealized gains or loss related to our Warrants. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net loss of $3,942,337, which is driven by an unrealized loss of $524,114 on our warrants, income tax provision of $91,662 and operating costs of $3,526,521. Partially offsetting our $199,960 in interest income from asset held in our Trust Account.

For the six months ended June 30, 2023, we had net loss of $4,330,852, which is driven by an unrealized loss of $666,966 on our warrants, income tax provision of $496,296 and operating costs of $5,270,006. Partially offsetting our loss are gain on forgiveness of underwriting fee payable of $200,087 and $1,902,329 in interest income from investments held in our Trust Account.

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

Liquidity and Capital Resources

As of June 30, 2023, we had $441,377 in our operating bank account and working capital deficit of $8,868,659 (excluding taxes payable which is funded by earnings from the Trust Account).

Prior to the completion of the IPO, our liquidity needs have been satisfied through a capital contribution from the Sponsor of $25,000 for the founder shares and loans under an unsecured promissory note from the Sponsor of $73,295. On February 15, 2021, we issued an unsecured convertible promissory note to our Sponsor, pursuant to which we may borrow up to $1,500,000 from our sponsor for ongoing expenses reasonably related to our business and the consummation of an initial business combination. All unpaid principal under the convertible note will be due and payable in full on the earlier of (i) August 11, 2023 and (ii) the effective date of our initial business combination. Our Sponsor will have the option, at any time on or prior to such maturity date, to convert any amounts outstanding under the convertible note into warrants to purchase shares of our Class A Common Stock, par value $0.0001 per share, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with our IPO. In June 2021 we had $100,000 of Working Capital Loans outstanding which were converted into 66,667 Working Capital Warrants. As of June 30, 2023 and December 31, 2022, there were no borrowings under the Working Capital Loans.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

We have approximately $441,000 in cash and approximately $9,400,000 in current liabilities as of June 30, 2023 and have incurred and expect to incur additional significant costs in pursuit of financing and acquisition plans. Additionally, we have until August 11, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements– Going Concern,” we have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 11, 2023 (or such later date as may be approved by Priveterra stockholders in an amendment to the current charter).

Off-Balance Sheet Financing Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We paid an underwriting discount of 2% of the per Unit offering price, or approximately $5,520,000 million in the aggregate at the closing of the IPO, and agreed to pay an additional fee (the “Deferred Underwriting Fees”) of 3.5% of the gross offering proceeds, or approximately $9,660,000 in the aggregate upon the Company’s completion of an Initial Business Combination. The Deferred Underwriting Fees will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination. On November 16, 2022, the Company and one of the underwriters executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement. As a result, the Company recognized income of $3,767,400 in relation to the waiver of the deferred underwriter fee allocated to the underwriter in the accompanying consolidated financial statements. As of June 30, 2023 and December 31, 2022, the deferred underwriting fee payable was $1,255,800 and $5,892,600, respectively. On January 23, 2023, the Company and a second underwriter executed a waiver letter confirming the underwriter’s waiver of its deferred fee under the terms of the underwriting agreement which represents an additional $4,636,800 of the deferred fee as waived.

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

Net (Loss) Income Per Share

We have two classes of common shares, which are referred to as Class A Common Stock and Class B Common Stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 14,480,000 Class A Common Stock at $11.50 per share were issued on February 8, 2021. No warrants were exercised during the three and six months ended June 30, 2023 and 2022. The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods. Accretion associated with the redeemable Class A Common Stock is excluded from (loss) income per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Dated: July 21, 2023