Form 10-Q
period 2023-09-30
AEON Biopharma, Inc.
filed 2023-11-13
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40021

AEON Biopharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-3940478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5 Park Plaza

Suite 1750

Irvine, CA 92614

(Address of Principal Executive Offices)

(949) 354-6499

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Class A common stock, $0.0001 par value per share	AEON	NYSE American
Warrants to purchase Class A common stock	AEON WS	NYSE American

As of November 8, 2023, there were 37,159,600 of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains certain statements that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the anticipated growth rate and market opportunities of AEON;
●	the ability to maintain the listing of Class A common stock and the warrants on NYSE American;
●	AEON’s public securities’ potential liquidity and trading;
●	AEON’s ability to raise financing in the future;
●	AEON’s success in retaining or recruiting, or changes required in, officers, key employees or directors;
●	factors relating to the business, operations and financial performance of AEON, including:
●	the initiation, cost, timing, progress and results of research and development activities, preclinical studies or clinical trials with respect to AEON’s current and potential future product candidates;
●	AEON’s ability to identify, develop and commercialize its main product candidate, botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”);
●	AEON’s ability to obtain a Biologics License Application for therapeutic uses of ABP-450;
●	AEON’s ability to advance its current and potential future product candidates into, and successfully complete, preclinical studies and clinical trials;
●	AEON’s ability to obtain and maintain regulatory approval of its current and potential future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	AEON’s ability to obtain funding for its operations;
●	AEON’s ability to obtain and maintain intellectual property protection for its technologies and any of its product candidates;
●	AEON’s ability to successfully commercialize its current and any potential future product candidates;
●	the rate and degree of market acceptance of AEON’s current and any potential future product candidates;
●	regulatory developments in the United States and international jurisdictions;
●	potential liability, lawsuits and penalties related to AEON’s technologies, product candidates and current and future relationships with third parties;
●	AEON’s ability to attract and retain key scientific and management personnel;
●	AEON’s ability to effectively manage the growth of its operations;
●	AEON’s ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements, particularly the Company’s license and supply agreement with Daewoong Pharmaceutical Co.

Ltd. (the “Daewoong Agreement”);
●	AEON’s ability to compete effectively with existing competitors and new market entrants;
●	potential effects of extensive government regulation;
●	AEON’s future financial performance and capital requirements;
●	AEON’s ability to implement and maintain effective internal controls;
●	the impact of supply chain disruptions; and
●	the impact of macroeconomic developments beyond our control, such as health epidemics or pandemics, macro-economic uncertainties, social unrest, hostilities, natural disasters or other catastrophic events, on AEON’s business, including its preclinical studies, clinical studies and potential future clinical trials.

The preceding list is not intended to be an exhaustive list of all of our forward-looking statements. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this Report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included elsewhere in this Report are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements included elsewhere in this Report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements included elsewhere in this Report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Report speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Report. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act.

As used in this Report, unless otherwise stated or the context otherwise requires: “we,” “us,” “our,” “AEON,” the “Company,” and similar references refer to AEON Biopharma, Inc. and its subsidiaries, and “common stock” refers to our Class A common stock.

		Page

Part I	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Successor) (Unaudited) and December 31, 2022 (Predecessor)	1

	Condensed Consolidated Statements of Operations and Comprehensive loss for the periods from July 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to September 30, 2023 (Successor), January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and for the three and nine months ended September 30, 2022 (Predecessor) (Unaudited)	2

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the periods from July 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to September 30, 2023 (Successor), January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and for the three and nine months ended September 30, 2022 (Predecessor) (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and for the nine months ended September 30, 2022 (Predecessor) (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58

Item 4.	Controls and Procedures	58

Part II	Other Information

Item 1.	Legal Proceedings	59

Item 1A.	Risk Factors	59

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Mine Safety Disclosures	60

Item 5.	Other Information	60

Item 6.	Exhibits	60

Exhibit Index

Signatures

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	Successor	Predecessor
	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$16,177	$9,746
Prepaid expenses and other current assets	734	92
Total current assets	16,911	9,838
Property and equipment, net	356	431
Operating lease right-of-use asset	323	475
Other assets	29	34
Total assets	$17,619	$10,778
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,013	$7,805
Accrued clinical trials expenses	5,641	2,051
Accrued compensation	1,020	1,112
Excise tax payable	569	—
Other accrued expenses	2,934	740
Current portion of convertible notes at fair value, including related party amount of $0 and $38,834 at September 30, 2023 and December 31, 2022, respectively	—	70,866
Total current liabilities	14,177	82,574
Convertible notes at fair value, including related party amount of $0 and $23,132, at September 30, 2023 and December 31, 2022, respectively	—	60,426
Operating lease liability	52	242
Warrant liability	2,172	—
Contingent consideration liability	74,505	—
Embedded forward purchase agreements and derivative liabilities	48,453	—
Total liabilities	139,359	143,242
Commitments and contingencies
Convertible preferred stock issuable in series, $0.0001 par value; 44,666,035 shares authorized as of December 31, 2022; 21,257,708 shares issued and outstanding at December 31, 2022; liquidation preference of $141,920 at December 31, 2022	—	137,949
Stockholders’ Deficit:
AEON Biopharma, Inc. stockholders’ deficit:
Class A common stock, $0.0001 par value; 500,000,000 and 207,450,050 shares authorized, 37,159,600 and 138,848,177 shares issued and 37,159,600 and 138,825,356 shares outstanding at September 30, 2023 and December 31, 2022, respectively	4	14
Additional paid-in capital	362,114	187,348
Subscription receivables	(60,710)	—
Accumulated deficit	(423,148)	(474,839)
Treasury stock, at cost, 0 and 22,821 shares at September 30, 2023 and December 31, 2022, respectively	—	(23)
Total AEON Biopharma, Inc. stockholders’ deficit	(121,740)	(287,500)
Non-controlling interest	—	17,087
Total stockholders' deficit	(121,740)	(270,413)
Total liabilities, convertible preferred stock and stockholders' deficit	$17,619	$10,778

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023		2022	2023		2022
	Predecessor July 1 to July 21	Successor July 22 to September 30	Predecessor July 1 to September 30	Predecessor January 1 to July 21	Successor July 22 to September 30	Predecessor January 1 to September 30
Operating expenses:
Selling, general and administrative	$1,055	$5,460	$2,436	$9,841	$5,460	$8,171
Research and development	1,573	6,383	7,477	19,803	6,383	25,225
Change in fair value of contingent consideration	—	(69,715)	—	—	(69,715)	—
Total operating costs and expenses	2,628	(57,872)	9,913	29,644	(57,872)	33,396
(Loss) income from operations	(2,628)	57,872	(9,913)	(29,644)	57,872	(33,396)
Other (loss) income:
Change in fair value of convertible notes	2,582	—	(666)	(3,528)	—	15,261
Change in fair value of warrants	—	1,593	—	—	1,593	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	(4,959)	(15,776)	—	(4,959)	(15,776)	—
Other income, net	5	186	141	114	186	142
Total other (loss) income, net	(2,372)	(13,997)	(525)	(8,373)	(13,997)	15,403
(Loss) income before taxes	(5,000)	43,875	(10,438)	(38,017)	43,875	(17,993)
Income taxes	—	—	—	—	—	—
(Loss) Income and comprehensive (loss) income	$(5,000)	$43,875	$(10,438)	$(38,017)	$43,875	$(17,993)
Basic and diluted net (loss) income per share	$(0.04)	$1.19	$(0.08)	$(0.28)	$1.19	$(0.13)
Weighted average shares of common stock outstanding used to compute basic and diluted net (loss) income per share	138,848,177	37,159,600	138,848,177	138,848,177	37,159,600	138,848,177

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited)

	Convertible				Additional					Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Shares	Amount	Interest	Deficit
Balance as of June 30, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(507,856)	(22,821)	$(23)	$19,592	$(283,889)
Net loss	—	—	—	—	—	—	(5,000)	—	—	—	(5,000)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	729	729
Balance as of July 21, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(512,856)	(22,821)	$(23)	$20,321	$(288,159)

Balance as of July 22, 2023 (Successor)	—	$—	37,159,600	$4	$359,753	$(60,710)	$(467,023)	$—	$—	$—	$(167,976)
Net income	—	—	—	—	—	—	43,875	—	—	—	43,875
Stock-based compensation expense	—	—	—	—	2,361	—	—	—	—	—	2,361
Balance as of September 30, 2023 (Successor)	—	$—	37,159,600	$4	$362,114	$(60,710)	$(423,148)	—	$—	$—	$(121,740)

Balance as of June 30, 2022 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(429,838)	$(22,821)	$(23)	$14,271	$(228,228)
Net loss	—	—	—	—	—	—	(10,438)	—	—	—	(10,438)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,073	1,073
Balance as of September 30, 2022 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(440,276)	(22,821)	$(23)	$15,344	$(237,593)

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited) (Continued)

	Convertible				Additional					Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Shares	Amount	Interest	Deficit
Balance as of January 1, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(474,839)	(22,821)	$(23)	$17,087	$(270,413)
Net loss	—	—	—	—	—	—	(38,017)	—	—	—	(38,017)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	3,235	3,235
Debt extinguishment due to warrant modification	—	—	—	—	17,036	—	—	—	—	—	17,036
Balance as of July 21, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(512,856)	(22,821)	$(23)	$20,321	$(288,159)

Balance as of July 22, 2023 (Successor)	—	$—	37,159,600	$4	$359,753	$(60,710)	$(467,023)	—	$—	$—	$(167,976)
Net income	—	—	—	—	—	—	43,875	—	—	—	43,875
Stock-based compensation expense	—	—	—	—	2,361	—	—	—	—	—	2,361
Balance as of September 30, 2023 (Successor)	—	$—	37,159,600	$4	$362,114	$(60,710)	$(423,148)	—	$—	$—	$(121,740)

Balance as of January 1, 2022 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(422,283)	(22,821)	$(23)	$11,120	$(223,824)
Net loss	—	—	—	—	—	—	(17,993)	—	—	—	(17,993)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	4,224	4,224
Balance as of September 30, 2022 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(440,276)	(22,821)	$(23)	$15,344	$(237,593)

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data) (Unaudited)

	Nine Months Ended
	September 30,
	2023		2022
	Predecessor January 1 to July 21	Successor July 22 to September 30	Predecessor January 1 to September 30
Cash flows from operating activities:
Net (loss) income	$(38,017)	$43,875	$(17,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54	21	36
Write-off of deferred offering costs	—	—	331
Stock-based compensation expense	3,234	2,361	4,224
Change in fair value of convertible notes	3,528	—	(15,261)
Change in fair value of warrants	—	(1,593)	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	4,959	15,776	—
Change in fair value of contingent consideration	—	(69,715)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36	(363)	(15)
Accounts payable	(248)	(3,716)	1,433
Accrued expenses and other liabilities	4,736	(1,701)	284
Other assets and liabilities	(27)	(6)	(169)
Net cash used in operating activities	(21,745)	(15,061)	(27,130)
Cash flows from investing activities:
Purchases of property and equipment	—	—	(297)
Net cash used in investing activities	—	—	(297)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	14,000	—	44,500
Net cash provided by financing activities	14,000	—	44,500
Net (decrease) increase in cash	(7,745)	(15,061)	17,073
Cash at beginning of period	9,746	31,238	5,128
Cash at end of period	$2,001	$16,177	$22,201

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization

Description of Business

AEON Biopharma, Inc. (formerly known as Priveterra Acquisition Corp.; “AEON” or the “Company”) is a biopharmaceutical company focused on developing its proprietary botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”), for debilitating medical conditions. The Company is headquartered in Irvine, California.

On July 21, 2023 (the “Closing Date”), the Company completed the acquisition of AEON Biopharma Sub, Inc. (formerly known as AEON Biopharma, Inc.) (“Old AEON”) pursuant to the definitive agreement dated December 12, 2022 (the “Business Combination Agreement”), as amended April 27, 2023, by and among Priveterra Acquisition Corp. (“Priveterra”), Priveterra’s wholly-owned subsidiary, Priveterra Merger Sub, Inc., and Old AEON. Old AEON was incorporated in Delaware in February 2012 under the name Alphaeon Corporation as a wholly-owned subsidiary of Strathspey Crown Holdings Group, LLC (“SCH”). On December 18, 2019, the Company changed its name to “AEON Biopharma, Inc.” On the Closing Date, Old AEON merged with Priveterra Merger Sub, Inc., with Old AEON surviving the merger as a wholly-owned subsidiary of the Company. Also on the Closing Date, the Company changed its name from “Priveterra Acquisition Corp.” to “AEON Biopharma, Inc.” and is referred to herein as “AEON,” or the “Company.” Unless the context otherwise requires, references to “Priveterra” herein refer to the Company prior to the Closing Date.

Under the Business Combination Agreement, the Company agreed to acquire all outstanding equity interests of Old AEON for approximately 16,500,000 shares of Class A common stock, par value $0.0001 per share (“common stock”), which Old AEON’s stockholders received in the form of shares of common stock of the Company (the consummation of the Merger and the other transactions contemplated by the Business Combination Agreement, collectively, the “Merger”). In addition, following the Closing, certain AEON Stockholders will be issued up to 16,000,000 additional shares of common stock to the extent certain milestones are achieved.

Prior to the closing of the Merger (the “Closing”), Priveterra shares were listed on Nasdaq as “PMGM.” The post-Merger Company common stock and warrants commenced trading on the NYSE American under the symbols “AEON” and “AEON WS,” respectively, on July 24, 2023. See Note 3, “Forward Merger,” for additional details.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of September 30, 2023, the Successor reported cash of $16.2 million and an accumulated deficit of $423.1 million. As of December 31, 2022, the Predecessor reported cash of $9.7 million and an accumulated deficit of $474.8 million. The Company expects to incur losses for the foreseeable future. The Company expects to have sufficient cash to fund its operating plan through mid-December 2023. Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all. As a result of these conditions, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that these condensed consolidated financial statements are issued.

The Company expects to seek additional funding in the form of equity financings or debt, however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be favorable.

The preparation of these condensed consolidated financial statements does not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company’s future operations are highly dependent on a combination of factors, including (1) the success of its research and development programs; (2) the timely and successful completion of any additional financing; (3) the development of competitive therapies by other biotechnology and pharmaceutical companies; (4) the Company’s ability to manage growth of the organization; (5) the Company’s ability to protect its technology and products; and, ultimately (6) regulatory approval and successful commercialization and market acceptance of its product candidates.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries.

On July 21, 2023, AEON completed the Merger with Old AEON, with Old AEON surviving the merger as a wholly-owned subsidiary of the Company, the accounting acquirer. The transaction was accounted for as a forward merger asset acquisition.

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to Old AEON, AEON Biopharma Sub, Inc. (“Predecessor”), and for the periods after the Closing, refers to AEON Biopharma, Inc., including AEON Biopharma Sub, Inc. (“Successor”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable. AEON Biopharma Sub, Inc. was deemed to be the predecessor entity. Accordingly, the historical financial statements of AEON Biopharma Sub, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of AEON Biopharma Sub, Inc. prior to the Merger and (ii) the combined results of the Company, including AEON Biopharma Sub, Inc., following the Closing. The accompanying financial statements include a Predecessor period, which includes the period through July 21, 2023 concurrent with the Merger, and a Successor period from July 22, 2023 through September 30, 2023. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheets as of September 30, 2023 (Successor), the condensed consolidated statements of operations and comprehensive loss and convertible preferred stock and stockholders’ deficit for the periods from July 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to September 30, 2023 (Successor), January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and the three and nine months ended September 30, 2022 (Predecessor), and the condensed consolidated statements of cash flows for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and the nine months ended September 30, 2022 and the related note disclosures are unaudited. The balance sheet information as of December 31, 2022 (Predecessor) is derived from the Predecessor’s audited financial statements. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, on a basis consistent with the audited financial statements and reflect all adjustments which only include normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2023 (Successor) and its results of operations and comprehensive loss and cash flows for the periods from July 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to September 30, 2023 (Successor), January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and the three and nine months ended September 30, 2022 (Predecessor). The results for the periods from July 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to September 30, 2023 (Successor), January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. The

Company’s most significant estimates relate to the research and development accruals, valuation of common stock and related stock-based compensation, and the fair values of the contingent consideration, forward purchase agreements, in-process research and development, warrant liabilities, convertible notes, among others. Although the Company bases estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments over the carrying values of assets and liabilities, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company provides segment financial information and results for its segments based on the segregation of revenues and expenses that its chief operating decision makers review for purposes of allocating resources and evaluating its financial performance.

As of September 30, 2023 and December 31, 2022, the Company operates and manages its business as one operating and reportable segment.

Risk and Uncertainties

The Company is subject to risks common to early-stage companies in the pharmaceutical industry including, but not limited to, dependency on the clinical and commercial success of its current and any future product candidates, ability to obtain regulatory approval of its current and any future product candidates, the need for substantial additional financing to achieve its goals, uncertainty of broad adoption of its approved products, if any, by physicians and patients and significant competition.

The Company relies on Daewoong Pharmaceutical Co., Ltd. (“Daewoong”), a South Korean pharmaceutical manufacturer, as an exclusive and sole supplier to manufacture the Company’s source material for product candidates. Any termination or loss of significant rights, including exclusivity, under the Company’s license and supply agreement with Daewoong (the “Daewoong Agreement”) would materially and adversely affect the Company’s commercialization of its products. See Note 7, “Commitments and Contingencies” for a discussion of the Daewoong Agreement.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s furniture and fixtures are depreciated on a straight-line basis over a period of seven years. Equipment is depreciated over a useful life of five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the related lease term. Property and equipment, net, as of December 31, 2022 and September 30, 2023 (unaudited) are as follows (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2023	2022
Furniture and fixtures	$199	$199
Equipment	237	237
Leasehold improvements	66	66
Property and equipment	502	502
Accumulated depreciation	(146)	(71)
Property and equipment, net	$356	$431

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	September 30,	December 31,
	2023	2022
	Successor	Predecessor
Legal expenses	$1,873	$—
Operating lease liability - short term portion	296	257
Daewoong vial usage	91	202
Remaining other accrued expenses	675	281
Total other accrued expenses	$2,934	$740

Convertible Notes (Predecessor)

The Company elected to account for its Predecessor convertible promissory notes at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value were recorded as a component of non-operating loss in the condensed consolidated statements of operations and comprehensive loss or as a component of other comprehensive loss for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred. The convertible promissory notes were converted into shares of the Company’s common stock at the Closing.

Contingent Consideration (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms (as further defined in Note 6) and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive loss.

Forward Purchase Agreements (Successor)

Based on the applicable guidance in ASC 480, ASC 815, ASC 505, Equity (“ASC 505”) and Staff Accounting Bulletin Topic 4.E, Receivables from Sale of Stock (“SAB 4E”), the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. On the line describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor or the Successor as they are not directly attributable to either period but instead were contingent on the Merger. Subsequent changes in the bifurcated derivatives are recorded in the condensed consolidated statements of operations and comprehensive loss.

Warrants (Successor)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized in the condensed consolidated statements of operations and comprehensive loss.

Convertible Preferred Stock (Predecessor)

The Company recorded its Predecessor convertible preferred stock at their respective issuance price, less issuance costs on the dates of issuance. The convertible preferred stock is classified outside of permanent equity as temporary equity in the accompanying condensed consolidated balance sheets. Although the convertible preferred stock is not redeemable at the holder’s option, upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock may have the right to receive their liquidation preference to any distribution of the proceeds under the terms of the Company’s amended and restated certificate of incorporation. The Company has not adjusted the carrying values of the convertible preferred stock to the liquidation preferences of such shares since it is uncertain whether or when a redemption event will occur. Subsequent adjustments to increase the carrying values to the redemption values will be made only when it becomes probable that such redemption will occur. As part of the Merger, each share of Old AEON common stock issued with respect to the Old AEON convertible preferred stock was converted into approximately 2.328 shares of common stock and the right to receive a pro-rata portion of the contingent consideration.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair value measurements are based on a three-tiered valuation hierarchy, which is classified and disclosed by the Company in one of the three categories as follows:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, or can be corroborated by observable market data for substantially the full term of the asset or liability; and

•	Level 3 — Prices or valuation techniques that require unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Leases

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term using the Company’s incremental borrowing rate applicable to the underlying asset unless the implicit rate is readily determinable. The Company determines the lease term as the noncancellable period of the lease, and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the balance sheets.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs associated with clinical studies including clinical trial design, clinical site reimbursement, data management, travel expenses and the cost of products used for clinical trials and internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs. Additionally, research and development expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses and an allocation of facility overhead expenses. Costs incurred in obtaining technology licenses are charged to research and development expense as acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The acquired IPR&D recorded at the Closing was recorded “on the line” in the Successor’s opening accumulated deficit.

The Company accrues the expenses for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services. Payments made to outside service providers in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. There have been no material adjustments to the Company’s estimates for clinical trial expenses through December 31, 2022 (Predecessor) and September 30, 2023 (Successor).

Stock-Based Compensation

The Company recognizes compensation expense for all share-based awards. The Company accounts for stock-based compensation as measured at grant date, based on the fair value of the award. The Company measures the fair value of awards granted using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the estimated fair value of common stock, the expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected life. The Company also evaluates the impact of modifications made to the original terms of equity awards when they occur.

The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital or noncontrolling interest in the condensed consolidated balance sheets and in selling, general and administrative or research and development expenses in the condensed consolidated statements of operations and comprehensive loss. All stock-based compensation costs are recorded in the condensed consolidated statements of operations and comprehensive loss based upon the underlying employee’s role within the Company.

Noncontrolling Interest (Predecessor)

ABP Sub Inc., the Company’s wholly owned subsidiary, grants stock options to certain employees and nonemployee consultants of ABP Sub Inc. The Company accounts for stock-based compensation expense recognized by ABP Sub Inc. as an increase in noncontrolling interest in the accompanying condensed consolidated financial statements. At the Closing, all such shares were either canceled or converted into AEON shares. See Note 11, “Share-based Compensation” for more information.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires, among other things, that deferred income taxes be provided for temporary differences between the tax basis of the Company’s assets and liabilities and their financial statement reported amounts. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

The Company records uncertain tax positions on the basis of a two-step process whereby (i) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive loss. Any accrued interest and penalties related to uncertain tax positions will be reflected as a liability in the condensed consolidated balance sheets.

Net Loss Per Share Attributable to Common Stockholders

Prior to the Merger, the Predecessor calculated basic and diluted net loss per share to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of convertible preferred stock to be participating securities as they participate in any dividends declared by the Company. Under the two-class method, undistributed earnings allocated to these participating stockholders were subtracted from net income in determining net income attributable to common stockholders. Net loss attributable to common stockholders was not allocated to convertible preferred stock as the holders of convertible preferred stock did not have a contractual obligation to share in losses. Subsequent to the Merger, the Company only has one class of shares.

Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive shares of common stock in Predecessor periods. For Predecessor periods, diluted net loss per share was computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period using the “treasury stock,” “if converted” or “two-class” method unless their inclusion would have been anti-dilutive. For purposes of the diluted net loss per share calculation, convertible preferred stock, warrants, convertible notes and common stock options were considered as potentially dilutive securities.

Since the Company was in a loss position for the periods from July 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to September 30, 2023 (Successor), January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and for the three and nine months ended September 30, 2022, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive common shares was anti-dilutive.

Basic and diluted net loss per share for the nine months ended September 30, 2022 was calculated as follows (in thousands, except share and per share amounts) (unaudited):

Nine months ended September 30, 2022 (Predecessor)
Net loss available to common stockholders	$(17,993)
Weighted average common shares outstanding, basic and diluted	138,848,177
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)

Basic and diluted net loss per share for the three months ended September 30, 2022 was calculated as follows (in thousands, except share and per share amounts) (unaudited):

Three months ended September 30, 2022 (Predecessor)
Net loss available to common stockholders	$(10,438)
Weighted average common shares outstanding, basic and diluted	138,848,177
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)

Basic and diluted net loss per share for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) were calculated as follows (in thousands, except share and per share amounts) (unaudited):

Period from January 1, 2023 to July 21, 2023 (Predecessor)
Net loss available to common stockholders	$(38,017)
Weighted average common shares outstanding, basic and diluted	138,848,177
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)

Period from July 22, 2023 to September 30, 2023 (Successor)
Net income available to common stockholders	$43,875
Weighted average common shares outstanding, basic and diluted	37,159,600
Net income per share attributable to common stockholders, basic and diluted	$1.19

Basic and diluted net loss per share for the periods from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) were calculated as follows (in thousands, except share and per share amounts) (unaudited):

Period from July 1, 2023 to July 21, 2023 (Predecessor)
Net loss available to common stockholders	$(5,000)
Weighted average common shares outstanding, basic and diluted	138,848,177
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)

Period from July 22, 2023 to September 30, 2023 (Successor)
Net income available to common stockholders	$43,875
Weighted average common shares outstanding, basic and diluted	37,159,600
Net income per share attributable to common stockholders, basic and diluted	$1.19

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive impact (unaudited):

	September 30,
	2023	2022
	Successor	Predecessor
Warrants	14,479,999	—
Contingent consideration	16,000,000	—
Contingent founder shares	3,450,000	—
Convertible preferred stock outstanding	—	21,257,708
Convertible preferred stock warrants outstanding	—	342,011
Common stock options and restricted stock units	4,888,537	10,516,525
	38,818,536	32,116,244

Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. The Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible.

Recently Adopted Accounting Standards

In June 2016, the FASB issued an accounting standards update (ASU 2016-13) that amended the guidance on the measurement of credit losses on financial instruments. The guidance amended the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain financial instruments. In November 2019, the FASB issued an update to the guidance to defer the effective date for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those years. The Predecessor adopted this standard in the first quarter of 2023. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements or related disclosures.

In August 2020, the FASB issued an accounting standards update that simplified the accounting for certain financial instruments with characteristics of liabilities and equity by reducing the number of accounting models for convertible debt and convertible preferred stock instruments. It also amended the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modified how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The guidance will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020 but only if the adoption is as of the beginning of a fiscal year. The Predecessor adopted this standard on January 1, 2023. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements or related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not, or are not believed by management to, have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3.     Forward Merger

On December 12, 2022, Old AEON and Priveterra entered into a Business Combination Agreement. On July 3, 2023, Priveterra held the special meeting of stockholders, at which the Priveterra stockholders considered and adopted, among other matters, a proposal to approve the transactions contemplated by the Business Combination Agreement, including the Merger. On July 21, 2023, the parties consummated the Merger. In connection with the Closing, Priveterra changed its name from Priveterra Acquisition Corp. to AEON Biopharma, Inc.

At the effective time of the Merger (“Effective Time”), each outstanding share of Old AEON common stock (on an as-converted basis after taking into effect the conversion of the outstanding warrants of Old AEON exercisable for shares of Old AEON preferred stock, the conversion of the shares of Old AEON preferred stock into Old AEON common stock in accordance with the governing documents of Old AEON as of the Effective Time, the conversion of the outstanding convertible notes of Old AEON into Old AEON common stock in accordance with the terms of such convertible notes and after giving effect to the issuance of Old AEON common stock in connection with the merger of ABP Sub, Inc. with and into Old AEON) issued and outstanding immediately prior to the Effective Time converted into the right to receive approximately 2.328 shares of the Company’s common stock and the right to receive a pro-rata portion of the contingent consideration. In addition, each share of Priveterra Class B common stock (“Founder Shares”), par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time converted into one share of common stock totaling 6,900,000 common shares (of which 3,450,000 Founder Shares are subject to certain vesting and forfeiture conditions).

In connection with the Merger, on January 6, 2023, Priveterra and Old AEON entered into separate subscription agreements for convertible notes with each of Alphaeon 1 LLC (“A1”) and Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) (collectively, the “Original Committed Financing Agreements”), pursuant to which A1 and Daewoong agreed to purchase, and Priveterra and Old AEON agreed to sell to each of them, up to $15 million and $5 million, respectively, aggregate of principal of interim convertible notes. Further, on June 8, 2023, Old AEON and Priveterra entered into a committed financing agreement with A1 (the “Additional Committed Financing Agreement”), pursuant to which A1 agreed to purchase, and Priveterra and Old AEON agreed to sell to A1, up to an additional $20 million aggregate principal of interim convertible notes. Pursuant to such agreement, the Company issued $14 million of interim convertible notes to A1 in the first and second quarters of 2023, and $25 million was received at Closing in exchange for an aggregate of 5,797,611 shares of the Company’s Class A common stock at $7.00 per share. The proceeds from the interim convertible notes were used to fund Old AEON’s operations through the consummation of the Merger.

On April 27, 2023, Priveterra and AEON amended the Business Combination Agreement. Concurrently with the amendment to the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. See Note 6 for additional information. The fair value of the contingent consideration at the Closing was valued to be $125.7 million, and is included in the purchase price. Additionally, the Successor assumed the Predecessor’s 2019 Incentive Award Plan, and as such, the fair value of the replacement awards of $10.6 million were included in purchase consideration, $8.8 million related to stock options and $1.8 million related to restricted stock units. See Note 11 for additional information.

Asset Acquisition Method of Accounting

The Merger was accounted for using the asset acquisition method in accordance with U.S. GAAP. Under this method of accounting, Priveterra was considered to be the accounting acquirer based on the terms of the Merger. Upon consummation of the Merger, the cash on hand resulted in the equity at risk being considered insufficient for Old AEON to finance its activities without additional subordinated financial support. Therefore, Old AEON was considered a Variable Interest Entity (“VIE”) and the primary beneficiary of Old AEON was treated as the accounting acquirer. Priveterra holds a variable interest in Old AEON and owns 100% of Old AEON’s equity. Priveterra was considered the primary beneficiary as it has the decision-making rights that gives it the power to direct the most significant activities. Also, Priveterra retained the obligation to absorb the losses and/or receive the benefits of Old AEON that could have potentially been significant to Old AEON. The Merger was accounted for as an asset acquisition as substantially all of the fair value was concentrated in IPR&D, an intangible asset. Old AEON’s assets (except for cash) and liabilities were measured at fair value as of the transaction date. Consistent with authoritative guidance on the consolidation of a VIE that is not considered a business, differences in the total purchase price and fair value of assets and liabilities are recorded as a gain or loss to the condensed consolidated statement of operations. The loss reflected below on the consolidation of the VIE is reflected “on the line” in the Successor’s opening accumulated deficit.

Costs incurred in obtaining technology licenses are charged to research and development expense as IPR&D if the technology licensed has not reached technological feasibility and has no alternative future use. The IPR&D recorded at the Closing of $324 million is included within operating expense in the condensed consolidated statements of operations. To estimate the value of the acquired IPR&D, the Company used a Multi-Period Excess Earnings Method under the Income Approach. The determination of the fair value requires management to make significant estimates including, but not limited to, the discount rate used, the total addressable market for each potential drug, market penetration assumptions, and the estimated timing of commercialization of the drugs. Changes in these assumptions could have a significant impact on the fair value of the IPR&D. The significant assumptions used in determining IPR&D was the discount rate of 25%, implied internal rate of return of 25.3% and long-term growth rate of 4%.

The following is a summary of the purchase price calculation (unaudited, in thousands except share and per share data).

Number of shares of common stock of the combined company	16,500,000
Multiplied by the Priveterra share price, as of the Closing	$10.84
Total	$178,860
Fair value of contingent consideration	125,699
Replacement of share-based payment awards	10,648
Assumed liabilities	125
Total purchase price	$315,332

The allocation of the purchase price was as follows (unaudited, in thousands).

Cash	$2,001
Net working capital (excluding cash)	(16,182)
Other assets and liabilities	775
Acquired in-process research and development	324,000
Net assets acquired	310,594
Loss on consolidation of VIE	4,738
Total purchase price	$315,332

In connection with the Merger, the transactions that occurred concurrently with the closing date of the Merger were reflected “on the line”. “On the line” describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor nor the Successor as they are not directly attributable to either period but instead were contingent on the Merger. The opening cash balance in the condensed consolidated statement of cash flow of $31.2 million consists of cash from Priveterra $29.2 million and Old AEON $2.0 million. The number of shares of common stock issued and amounts recorded on the line within stockholders’ deficit are reflected below to arrive at the opening consolidated balance sheet of the Successor.

		Common shares	Common stock amount	Subscription Receivable	APIC	Accumulated Deficit

Priveterra closing equity as of July 21, 2023		—	$—	$—	$10,280	$(12,829)
Shares issued as consideration in the Merger	Note 1	16,500,000	2	—	189,633	—
Stock-compensation for Class B Founder Shares	Note 3	6,900,000	1	—	34,362	(34,362)
Issuance of Forward Purchase Agreements	Note 6	6,275,000	1	(60,710)	66,714	(38,255)
Issuance of Make-Whole derivative	Note 6	—	—	—	—	(427)
Shares issued for Committed Financing	Note 6	5,797,611	1	—	61,097	(36,097)
Shares issued in New Money PIPE Subscription Agreements	Note 6	1,001,000	0	—	3,844	(3,844)
Founder contingent shares	Note 6	—	—	—	(18,521)	—
Acquired IPR&D and loss on consolidation of VIE	Note 3	—	—	—	—	(328,738)
Settlement of Medytox top-off right derivative	Note 6	—	—	—	4,959	(4,959)
Other miscellaneous		685,989	0	—	7,385	(7,513)
Total		37,159,600	$4	$(60,710)	$359,753	$(467,023)

The Sponsor, in connection with Priveterra’s IPO, purchased 6,900,000 shares of Class B Common Stock (the “Founder Shares”) for $25,000 (approximately $0.004 per share). These shares had no value until Priveterra effected the Merger. Upon the Merger, the Founder Shares automatically converted Class A Common Stock. This conversion was solely contingent upon the completion of the Merger, a performance condition, and did not include any future service requirements. Pursuant to the terms of the Sponsor Support Agreement, as amended, effective at the Closing, 50% of the Founder Shares (i.e., 3,450,000 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in this Sponsor Support Agreement. As such, the grant date fair value of the remaining 3,450,000 shares without vesting conditions was expensed in the amount of $34.4 million and is presented “on the line.”

Note 4.    Related Party Transactions (Predecessor)

2019 Debt Financings

In June 2019, the Predecessor entered into a senior unsecured note purchase agreement (the “Original 2019 Note Purchase Agreement”), with Dental Innovations, pursuant to which the Predecessor issued Dental Innovations a promissory note (the “Original 2019 Note”) with a principal amount of $5.0 million. Pursuant to the terms of the Original 2019 Note, the Predecessor was required to repay a total of $8.75 million, representing all principal and interest owed, upon the earliest to occur of (i) June 19, 2022, (ii) Dental Innovations’ demand for repayment following the Predecessor’s completion of an initial public offering and (iii) the Predecessor’s election to repay the Original 2019 Note in full.

Under the Original 2019 Note Purchase Agreement, Dental Innovations committed to purchase from the Predecessor an additional promissory note with a principal amount of $5.0 million, subject to the Predecessor issuing and selling an additional promissory note with a principal amount of $5.0 million to a lender not affiliated with Dental Innovations. Any such additional promissory notes were to have the same payment terms as the Original 2019 Notes.

In December 2019, the Predecessor entered into an amendment to the Original 2019 Note Purchase Agreement that provided for the exchange of the Original 2019 Note for a convertible promissory note with a principal amount of $5.0 million. In addition, Dental Innovations was no longer committed to purchase from the Predecessor an additional promissory note with a principal amount of $5.0 million subject to the Predecessor issuing and selling an additional promissory note with a principal amount of $5.0 million to a lender not affiliated with Dental Innovations. In December 2019, the Predecessor issued and sold five additional convertible promissory notes, each with a principal amount of $1.0 million, including one to SCH and one to a member of the Predecessor’s board of directors (all such convertible promissory notes, the “2019 Convertible Notes”).

The Predecessor’s payment and performance under the 2019 Convertible Notes were guaranteed by ABP Sub Inc., the Predecessor’s wholly owned subsidiary prior to the Merger. Pursuant to the terms of the 2019 Convertible Notes, the Predecessor was required to repay 175% of the principal amount to the holders on the third anniversary of the issuance of the 2019 Convertible Notes. In the event of an underwritten public offering of the Predecessor’s common stock, the 2019 Convertible Notes would have automatically converted into a number of shares of the Predecessor’s common stock equal to 175% of the principal amount of the 2019 Convertible Notes, divided by the per share price at which shares were offered to the public in such offering.

Due to certain embedded features within the 2019 Convertible Notes, the Predecessor elected to account for the 2019 Convertible Notes and all their embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the condensed consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the 2019 Convertible Notes were expensed as incurred.

In January 2020, in connection with the distribution of the units of A1 to the Predecessor’s stockholders, each of the holders of the Predecessor’s 2019 Convertible Notes were granted contingent warrants by A1 to purchase shares of Evolus, Inc. (“Evolus”) from A1. The contingent warrants were exercisable at the option of the holders only prior to the Predecessor’s first underwritten public offering of common stock under the Securities Act of 1933, as amended (the “Securities Act”), or upon an event of default under the 2019 Convertible Notes. The 2019 Convertible Notes were concurrently amended to provide the noteholders the option, prior to the notes’ conversion, to cancel a portion of the indebtedness represented by such noteholder’s 2019 Convertible Note and receive a number of shares of Evolus from A1 having a market value equal to the value of such cancelled indebtedness, in lieu of automatic conversion of all of the noteholder’s 2019 Convertible Note into shares of the Predecessor’s common stock. The amount of cancelled indebtedness that could be so applied in exercise of the contingent warrant was capped as the ratio that the value of Evolus shares held by A1 bore to the combined value of (i) the Evolus shares held by A1 and (ii) the Predecessor immediately prior to consummation of the Predecessor’s first underwritten public offering of common stock under the Securities Act.

In September 2020, in connection with the distribution of the units of Alphaeon Credit Holdco LLC (“AC HoldCo”) and Zelegent HoldCo LLC (“Z HoldCo”) to the Predecessor’s stockholders, each of the holders of the Predecessor’s 2019 Convertible Notes were granted contingent warrants by AC HoldCo and Z HoldCo to purchase shares of Alphaeon Credit, Inc. (“Alphaeon Credit”) and Zelegent from AC HoldCo and Z HoldCo. The contingent warrants were exercisable at the option of the holders only prior to the Predecessor’s first underwritten public offering of common stock under the Securities Act, or upon an event of default under the 2019 Convertible Notes. The 2019 Convertible Notes were concurrently amended to provide the noteholders the option, prior to the notes’ conversion, to cancel a portion of the indebtedness represented by such noteholder’s 2019 Convertible Note and receive a number of shares of Alphaeon Credit and/or Zelegent from AC HoldCo and Z HoldCo having a market value equal to the value of such cancelled indebtedness, in lieu of automatic conversion of all of the applicable noteholder’s 2019 Convertible Note into shares of the Predecessor’s common stock. The amount of cancelled indebtedness that can be so applied in exercise of the contingent warrant was capped as the ratio of aggregate indebtedness held by the convertible note holder as a proportion of the value of Alphaeon Credit or Zelegent to the value of the Predecessor.

Additionally, on July 22, 2022, the 2019 debt was amended. The Dental Innovations note’s maturity date was extended from June 19, 2022 to December 29, 2023. The original note had a principal of $5.0 million. Upon the original maturity date, the total due was 175% of principal, which equals $8.7 million (which such amount included an additional amount of $3.7 million). Interest was increased from 0.0% to 15.79% on the total payable of $8.7 million from the original maturity date of June 19, 2022 to the new maturity date of December 29, 2023.

On July 22, 2022, the maturity dates for four of the $1.0 million convertible promissory notes were extended from November 1, 2022, December 12, 2022, December 12, 2022 and December 18, 2022, respectively, to December 29, 2023. Each of the four notes had a principal of $1.0 million. Upon the original maturity date, the total due on each of the four notes was 175% of principal, which equals $1.7 million (which such amount included an additional amount of $0.7 million). At the original maturity dates, the principal sum of $1.0 million was paid back to each of the note holders. The remaining $0.7 million was to be due at the extended maturity date of December 29, 2023. The interest rate was increased from 0.0% to 10.0% interest on the remaining $0.7 million from the original maturity date to the new maturity date.

The 2019 SCH Note’s maturity date was extended from December 18, 2022 to December 29, 2023. The original Note had a principal of $1.0 million. Upon the original maturity date, the total due was 175% of principal, which equals $1.7 million. The interest rate was increased from 0.0% to 15.79% on the total of $1.7 million from the original maturity date to the new maturity date.

In April 2023, the contingent warrants were amended to include the merger between AEON and Old AEON as a qualifying listing under the warrant agreement, which stated that the holders of the contingent warrants would exercise the warrants, and that the holders would receive 85% of the shares the holders would have been entitled to receive via the previous warrant agreement. The contingent warrants were exercised into Evolus shares held by A1 and Alphaeon Credit at the same time the convertible notes were converted to shares of the Company’s stock. The Company determined that the contingent warrants amendment modified the settlement provision in the 2019 Convertible Notes. The Company determined that the amendment should be accounted for as a debt extinguishment. Since the noteholders were both shareholders of Old AEON, Evolus and Alphaeon Credit, the debt extinguishment was accounted for as a capital transaction on the April 2023 modification date. As such, due to the warrant modification, the Predecessor recognized a $5.2 million reduction to the underlying fair value of the convertible notes and recorded a corresponding increase of $5.2 million to additional paid in capital during the periods from January 1, 2023 to July 21, 2023 (Predecessor).

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022, the Predecessor recognized $(0.3) million, $0.4 million, $(0.5) million and $(0.6) million, respectively, of (expense) income related to the (increase) decrease in the fair value of the 2019 Convertible Notes. As of December 31, 2022 (Predecessor), the principal amount outstanding under the 2019 Convertible Notes was $6.0 million, with an estimated fair value of $16.2 million. The 2019 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and were recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3).

SCH Convertible Note

The Predecessor issued a convertible promissory note to SCH (the “SCH Convertible Note”). Prior to the Merger, the Predecessor’s payment and performance under the SCH Convertible Note were guaranteed by ABP Sub Inc. Pursuant to the terms of the SCH Convertible Note, the Predecessor was required to repay 175% of the principal amount to SCH on the third anniversary of its issuance. In the event of an underwritten public offering of the Predecessor’s common stock, the SCH Convertible Note would have automatically converted into a number of shares of the Predecessor’s common stock equal to 175% of the principal amount of the SCH Convertible Note, divided by the per share price at which shares were offered to the public in such offering.

Due to certain embedded features within the SCH Convertible Note, the Predecessor elected to account for the SCH Convertible Note and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the condensed consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, any direct costs and fees related to the SCH Convertible Note were expensed as incurred.

Additionally, the 2020 Strathspey Crown note’s maturity date was extended from January 2, 2023 to December 29, 2023. The original note had a principal of $17.5 million. Upon the original maturity date, the total due was $30.6 million. The interest rate was increased from 0.0% to 15.79% on the total of $30.6 million from the original maturity date to the new maturity date.

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022, the Predecessor recognized $(0.4) million, $1.7 million, $(1.3) million and $0.4 million, respectively, of (expense) income related to the (increase) decrease in the fair value of the SCH Convertible Note. As of December 31, 2022, the principal amount outstanding under the SCH Convertible Note was $17.5 million, with an estimated fair value of $25.1 million.

In April 2023, the contingent warrants were amended to include the merger between AEON and Old AEON as a qualifying listing under the warrant agreement, which stated that the holders of the contingent warrants would exercise the warrants, and that the holders would receive 85% of the shares the holders would have been entitled to receive via the previous warrant agreement. The Company determined that the contingent warrants amendment modified the settlement provision in the 2019 Convertible Notes. The Company determined that the amendment should be accounted for as a debt extinguishment. Since Evolus and Alphaeon Credit are related parties of AEON, the debt extinguishment was accounted for as a capital transaction on the April 2023 modification date. As such, due to the warrant modification, the Predecessor recognized a $11.8 million reduction to the underlying fair value of the convertible notes and recorded a corresponding increase of $11.8 million to additional paid in capital during the periods from January 1, 2023 to July 21, 2023 (Predecessor).

The SCH Convertible Note was converted into shares of the Successor’s common stock at the Closing and was recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3).

A1 Convertible Notes

In December 2021, the Predecessor entered into an agreement with A1 (the “A1 Purchase Agreement”), pursuant to which the Predecessor could issue subordinated convertible promissory notes to A1 with an aggregate principal amount of up to $25.0 million. On December 8 and 15, 2021, the Predecessor issued two convertible notes (collectively, the “2021 A1 Convertible Notes”), each with a principal amount of $5.0 million, and totaling $10.0 million, that matured on the third anniversary of their issuance. The A1 Convertible Notes were unsecured and subordinated to the Predecessor’s other convertible notes.

The 2021 A1 Convertible Notes bore interest, compounded daily, at the lesser of 10% per annum or the maximum rate permissible by law. Interest was paid in-kind by adding the accrued amount thereof to the principal amount on a monthly basis on the last day of each calendar month for so long as any principal amount was outstanding (such paid in-kind interest, in the aggregate at any time, the “PIK Principal”).

Immediately prior to an initial public offering, all of the then outstanding principal amount and accrued and unpaid interest under the 2021 A1 Convertible Notes was to automatically convert into shares of the Predecessor’s common stock. The number of shares of common stock issuable upon conversion of the 2021 A1 Convertible Notes would have been equal to (i) the outstanding loan amount (including the PIK Interest) divided by (ii) the product of (a) the price per share of such common stock issued to the public in the initial public offering multiplied by (b) the applicable discount rate. The discount rate was to be determined for each note based on the number of days elapsed between the date the applicable note was executed and the date on which a conversion event was formally announced and was to be equal to (x) 10% if between zero and 90 days, (y) 15% if between 91 and 180 days, or (z) 20% if greater than 180 days.

Due to certain embedded features within the 2021 A1 Convertible Notes, the Predecessor elected to account for the 2021 A1 Convertible Notes and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the accompanying condensed consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk.

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022, the Predecessor recognized $0.2 million, $1.4 million, $0 million and $1.6 million, respectively, of (expense) income related to the (increase) decrease in the fair value of the 2021 A1 Convertible Notes. As of December 31, 2022, the principal amount outstanding under the 2021 A1 Convertible Notes was $10 million, with an estimated fair value of $8.7 million. The 2021 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

During the year ended December 31, 2022, the Predecessor issued five additional tranches of subordinated convertible promissory notes to A1 on February 18, 2022, March 9, 2022, April 14, 2022, June 3, 2022 and July 1, 2022 (collectively, the “2022 A1 Convertible Notes”), the first four with a principal amount of $3.0 million each and the fifth issued July 1, 2022, for a principal amount of $2.5 million and totaling $14.5 million. The terms of the 2022 A1 Convertible Notes were similar to those of the 2021 A1 Convertible Notes. During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022, the Predecessor recognized $0.3 million, $2.0 million, $0.5 million and $2.3 million, respectively, of (expense) income related to the (increase) decrease in the fair value of the 2022 A1 Convertible Notes. As of December 31, 2022, the principal balance was $14.5 million, with an estimated fair value of $12.2 million. The 2022 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

Additionally, on March 30, 2022, the Predecessor amended the 2021 A1 Convertible Notes and the convertible notes issued on February 18, 2022 and March 9, 2022 to remove the discount rate associated with the automatic conversion of any outstanding convertible notes into shares of common stock in connection with an initial public offering.

On March 6, 2023, the Predecessor entered into an agreement with A1, pursuant to which the Predecessor issued subordinated convertible promissory notes to A1 with an aggregate principal amount of $6.0 million (“March 2023 A1 Convertible Notes”) that matured on the earlier of (x) the date of the consummation of the Merger and (y) December 29, 2023. The March 2023 A1 Convertible Notes bore interest at 15.79%, based on simple interest daily, unless issued at least five days prior to maturity date. The March 2023 A1 Convertible Notes had similar terms to the 2021 A1 Convertible Notes and 2022 A1 Convertible Notes and were unsecured and subordinated to the Predecessor’s other convertible notes. During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor recognized $8.4 million and $8.4 million, respectively, of income related to the decrease in the fair value of the March 2023 A1 Convertible Notes. The March 2023 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and was recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3).

Note 5.    Daewoong Convertible Notes (Predecessor)

In August 2020, the Predecessor entered into a Convertible Promissory Note Purchase Agreement with Daewoong (the “Daewoong Purchase Agreement”), pursuant to which the Predecessor issued Daewoong two subordinated convertible promissory notes (collectively, the “2020 Daewoong Convertible Notes”) with an aggregate principal amount of $25.0 million. The 2020 Daewoong Convertible Notes had similar terms, of which one was issued on August 27, 2020 with a principal amount of $10.0 million and the other was issued on September 18, 2020 with a principal amount of $15.0 million. The 2020 Daewoong Convertible Notes were unsecured and subordinated to the Predecessor’s 2019 Convertible Notes. The Predecessor’s payment and performance under the 2020 Daewoong Convertible Notes was guaranteed by ABP Sub Inc., the Predecessor’s wholly owned subsidiary prior to the Merger.

The 2020 Daewoong Convertible Notes bore interest daily at 3% per annum with semiannual compounding. Interest is paid in-kind by adding the accrued amount thereof to the principal amount on a semi-annual basis on June 30th and December 31st of each calendar year for so long as any principal amount remained outstanding (such paid in-kind interest, in the aggregate at any time, the “PIK Principal”). The 2020 Daewoong Convertible Notes had a maturity date of September 18, 2025.

Pursuant to the 2020 Daewoong Convertible Notes’ terms, Daewoong could have elected to convert all of the then outstanding principal amount and all accrued and unpaid interest into the Predecessor’s common stock at any time following the date that was 12 months after September 18, 2020, provided, that such election must have been made at the same time with respect to all notes issued to Daewoong. The number of shares issuable upon any conversion would have been equal to (i) the outstanding principal amount (excluding PIK Principal) divided by $25.0 million and (ii) multiplied by 9.99% of the aggregate of all of the shares of the Predecessor’s common stock then outstanding, the Predecessor’s common stock issuable upon conversion or exercise of all of the outstanding convertible or exercisable securities, all outstanding vested or unvested options or warrants to purchase the Predecessor’s capital stock, but excluding all out-of-the-money options, and all shares of common stock issuable upon conversion of any convertible debt (whether or not such debt would have been convertible at such time).

Immediately prior to an initial public offering (“IPO”), all of the then outstanding principal amount and accrued and unpaid interest under the 2020 Daewoong Convertible Notes would have automatically converted into shares of the Predecessor’s common stock. The number of shares of common stock issuable upon conversion of the 2020 Daewoong Convertible Notes was equal to (i) the outstanding principal amount (excluding PIK Principal) divided by $25.0 million and (ii) multiplied by the greater of (A) 9.99% of the pre-IPO shares of the Predecessor, and (B) that number of shares having an aggregate value of $20.0 million immediately prior to the IPO based upon a price per share of such common stock issued to the public in the IPO; provided, however, that in no event was Daewoong’s ownership to exceed 15% of the pre-IPO shares of the Predecessor after taking into account conversion of the 2020 Daewoong Convertible Notes. In the event, and only in the event, that shares of the Predecessor were sold in the IPO whereby the pre-money valuation of the Predecessor was $200.0 million or greater, within five business days of the conversion of the 2020 Daewoong Convertible Notes, the Predecessor would have been required pay to Daewoong the PIK Principal plus all accrued and unpaid interest either in cash or by the issuance of additional shares of common stock at the price per share in the IPO, which payment method would have been be at the Predecessor’s sole election.

In May 2021, the Daewoong Purchase Agreement was amended to provide for the issuance of an additional subordinated convertible promissory note by the Predecessor to Daewoong at an initial principal amount of $5.0 million. The subordinated convertible promissory note was issued with terms similar to the two subordinated convertible promissory notes issued in 2020 and had a maturity date of May 12, 2026 (all such convertible promissory notes, the “Daewoong Convertible Notes”).

Pursuant to the terms of the amended Daewoong Purchase Agreement, Daewoong could have elected to convert all of the then outstanding principal amount and all accrued and unpaid interest into the Predecessor’s common stock at any time following the date that was 12 months after September 18, 2020, provided, that such election must have been made at the same time with respect to all notes issued to Daewoong. The number of shares of common stock issuable upon conversion would have been equal to (i) the outstanding principal amount (excluding PIK Principal) divided by $30.0 million and (ii) multiplied by 11.99% of the aggregate of all of the shares of the Predecessor’s common stock then outstanding, the Predecessor’s common stock issuable upon conversion or exercise of all of the outstanding convertible or exercisable securities, all outstanding vested or unvested options or warrants to purchase the Predecessor’s capital stock, but excluding all out-of-the-money options, and all shares of common stock issuable upon conversion of any convertible debt (whether or not such debt would have been convertible at such time).

In addition, immediately prior to an initial public offering, all of the then outstanding principal amount and accrued and unpaid interest under the convertible notes would have automatically converted into shares of the Predecessor’s common stock. The number of shares of common stock issuable upon conversion of the convertible notes was equal to (i) the outstanding principal amount (excluding PIK Principal) divided by $30.0 million and (ii) multiplied by the greater of (A) 11.99% of the pre-IPO shares of the Predecessor, and (B) that number of shares having an aggregate value of $24.0 million immediately prior to the IPO based upon a price per share of such common stock issued to the public in the IPO; provided, however, that in no event was Daewoong’s ownership to exceed 18% of the pre-IPO shares of the Predecessor after taking into account conversion of the Daewoong Convertible Notes.

Due to certain embedded features within the Daewoong Convertible Notes, the Predecessor elected to account for the Daewoong Convertible Notes, including the paid-in-kind principal and interest, and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the condensed consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, any direct costs and fees related to the Daewoong Convertible Notes were expensed as incurred.

On July 29, 2022, the Predecessor entered into a Convertible Promissory Note Purchase Agreement (the “Agreement”) between the Predecessor and Daewoong Co., LTD. and received $30 million. The related note had a stated interest rate of 15.79% per annum. Such note was scheduled to mature on December 29, 2023 and had similar conversion terms to the Daewoong Convertible Notes. Such note could have been prepaid, in whole, without premium or penalty at any time prior to the maturity date.

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022, the Predecessor recognized $(10.8) million, $(10.4) million, $0.7 million and $11.5 million, respectively, of (expense) income related to the (increase) decrease in the fair value of the Daewoong Convertible Notes. As of December 31, 2022, the principal amount outstanding (excluding the PIK Principal) under the Daewoong Convertible Notes was $60 million, with an estimated fair value of $53.5 million. The Daewoong Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

Note 6.    Fair Value Measurements

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying value of cash, accounts payable, accrued liabilities, convertible notes approximate fair value because of the short-term nature of those instruments. There were no convertible notes outstanding at September 30, 2023. The following are other financial assets and liabilities that are measured at fair value on a recurring basis.

Convertible Notes at Fair Value (Predecessor)

Due to certain embedded features within the convertible notes, the Predecessor elected the fair value option to account for its convertible notes, including any paid-in-kind principal and interest, and the embedded features. During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022, the Predecessor recognized $2.6 million, $(3.5) million, $(0.7) million and $29.3 million, respectively, of (expense) income related to the (increase) decrease in the fair value of the convertible notes. As of December 31, 2022, the principal amount outstanding under the convertible notes was $111 million, with an estimated fair value of $131.3 million. The convertible notes were converted into shares of the Successor’s common stock at the Closing. See Note 4, “Related Party Transactions (Predecessor),” and Note 5, “Daewoong Convertible Notes (Predecessor)” for more information on the convertible notes.

The fair value of the convertible notes was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various initial public offering, settlement, equity financing, corporate transaction and dissolution scenarios. The significant unobservable input assumptions that can significantly change the fair value included (i) the weighted average cost of capital, (ii) the timing of payments, (iii) the discount for lack of marketability, (iv) the probability of certain corporate scenarios, and (v) the long-term pretax operating margin. During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor utilized discount rates ranging from 15% to 40% and 15% to 45%, respectively, reflecting changes in the Predecessor’s risk profile, time-to-maturity probability, and key terms when modified to the convertible notes.

Preferred Stock Warrant Liability (Predecessor)

In 2016, in connection with an earlier debt issuance that has been subsequently settled, the Predecessor issued to one of its investors, Longitude Venture Partners II, L.P. (“Longitude”), warrants to purchase 342,011 shares of the Predecessor’s Series B convertible preferred stock at an exercise price of $7.3097 per share. The Predecessor accounted for the warrants as a liability, which were initially recorded at their fair value of $0.8 million on the date of issuance and are subject to remeasurement at each subsequent balance sheet date. Any change in fair value of the warrants as a result of the remeasurement was recognized as a component of other (loss) income, net in the accompanying condensed consolidated statements of operations and comprehensive loss.

The fair value of the warrant liability is determined based on Level 3 inputs using the Black-Scholes option-pricing model, which includes expected volatility, risk-free interest rate, expected life and expected dividend yield. The warrant liability was not material as of December 31, 2022 (Predecessor) and there were no material changes in fair value for the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022 (Predecessor). The preferred stock warrants expired prior to the Closing.

Forward Purchase Agreements (Successor)

On June 29, 2023, Priveterra and Old AEON entered into the Forward Purchase Agreements with each of (i) ACM and (ii) Polar (each of ACM ARRT J LLC and Polar, individually, a “Seller”, and together, the “Sellers”) for OTC Equity Prepaid Forward Transactions. For purposes of each Forward Purchase Agreement, Priveterra is referred to as the “Company” prior to the consummation of the Merger, while AEON is referred to as the “Company” after the consummation of the Merger.

Pursuant to the terms of the Forward Purchase Agreements, the Sellers intended, but were not obligated, to purchase up to 7,500,000 shares of Priveterra Class A Common Stock in the aggregate concurrently with the Closing pursuant to each Seller’s respective FPA Funding Amount PIPE Subscription Agreement, less the 236,236 shares of Priveterra Class A Common Stock purchased by ACM ARRT J LLC from third-parties through a broker in the open market prior to the Closing, for which all redemptions rights were irrevocably waived (such shares, the “Recycled Shares”). No Seller shall be required to purchase an amount of shares of Priveterra Class A Common Stock that would result in that Seller owning more than 9.9% of the total shares of Priveterra Class A Common Stock outstanding immediately after giving effect to such purchase, unless such Seller, at its sole discretion, waives such 9.9% ownership limitation. The Number of Shares subject to a Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreements with respect to such shares as described under “Optional Early Termination” (“OET”) in the respective Forward Purchase Agreements.

Each Forward Purchase Agreement provides that a Seller will be paid directly the Prepayment Amount which was equal to an aggregate of $66.7 million based on the product of (i) 6,275,000 shares of Priveterra Class A Common Stock (the “Additional Shares”) and (ii) the redemption price per share of $10.63.

On July 21, 2023, the Company was obligated to pay each Seller separately the Prepayment Amount required under its respective Forward Purchase Agreement, except that since the Prepayment Amount payable to a Seller was to be paid from the purchase of the Additional Shares by such Seller pursuant to the terms of its respective FPA Funding Amount PIPE Subscription Agreement, such amount was netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller will be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. Therefore, the aggregate Prepayment Amount of $66.7 million was netted against the proceeds paid from the purchase of the Additional Shares in the aggregate by the Sellers pursuant to the FPA Funding Amount PIPE Subscription Agreements. The Prepayment Amount of $66.7 million was recorded at its present value of $60.7 million as Subscription Receivables, which reduces stockholders’ deficit on the condensed consolidated balance sheets. The $6 million difference between the subscription receivables and the present value of the subscription receivables at Closing was recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 3).

The redemption price per share in the Forward Purchase Agreements is subject to a reset price (the "Reset Price"). The Reset Price was initially the redemption price per share of $10.63 per share. Beginning 90 days after the Closing, the Reset Price became subject to monthly resets, to be the lowest of (a) the then-current Reset Price, (b) $10.63 and (c) the 30-day volume-weighted average price of the Company’s Common Stock immediately preceding such monthly reset. The monthly resets of the Reset Price are subject to a floor of $7.00 per share (the “Reset Price Floor”); however, if during the term of the Forward Purchase Agreements, the Company sells or issues any shares of Common Stock or securities convertible or exercisable for shares of Common Stock at an effective price of less than the Reset Price (a “Dilutive Offering”), then the Reset Price would immediately reset to the effective price of such offering and the Reset Price Floor would be eliminated. Additionally, in the event of a Dilutive Offering, the maximum number of shares available under the Forward Purchase Agreements could be increased if the Dilutive Offering occurs at a price below $10.00 per shares. The maximum number of shares would be reset to equal 7,500,000 divided by a number equal to the offering price in the Dilutive Offering divided by $10.00. As of November 10, 2023, the Reset Price is equal to $7.00 per share and the closing price for the Company’s Common Stock was $4.18. Elimination of the Reset Price Floor may result in the Sellers selling the shares covered by the Forward Purchase Agreements at lower prices and in the Company receiving less of the Prepayment Amount.

The Company did not have access to the Prepayment Amount immediately following the Closing and, depending on the manner of settlement for the transactions covered by the Forward Purchase Agreements, may have limited or no access to the Prepayment Amount, particularly if the Company’s Common Stock continues to trade below the prevailing Reset Price. Further, the Company may be required to make cash payments to the counterparties in respect of settlement amounts under the Forward Purchase Agreements, such as in the case of a failure to maintain the listing of the Company’s Common Stock on a national securities exchange. Any of the above scenarios may adversely affect the Company’s liquidity and capital needs.

From time to time and on any date following the Merger (any such date, an “OET Date”), any Seller may, in its absolute discretion, terminate its Forward Purchase Agreement in whole or in part by providing written notice to the Company (the “OET Notice”), no later than the next Payment Date following the OET Date (which shall specify the quantity by which the Number of Shares shall be reduced (such quantity, the “Terminated Shares”)). The effect of an OET Notice shall be to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Company shall be entitled to an amount from the Seller, and the Seller shall pay to the Company an amount, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price in respect of such OET Date. The payment date may be changed within a quarter at the mutual agreement of the parties.

The “Valuation Date” will be the earlier to occur of (a) the date that is two years after the Closing Date pursuant to the Business Combination Agreement; (b) the date specified by Seller in a written notice to be delivered to AEON at such Seller’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of any of (w) a VWAP Trigger Event, (x) a Delisting Event, or (y) a Registration Failure (defined terms in each of clauses (b)(w) through (b)(y), as described in further detail below) and (c) 90 days after delivery by AEON of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period that occurs at least 6 months after the Closing Date, the VWAP Price is less than the current Reset Price Floor of $7.00 per share; provided, however, that the Reset Price may be reduced immediately to any lower price at which the Company sells, issues or grants any shares or securities convertible or exchangeable into shares (other than, among other things, grants or issuances under the Company’s equity compensation plans, any securities issued in connection with the Merger or any securities issued in connection with the FPA Funding Amount PIPE Subscription Agreements), subject to certain exceptions, in which case the Reset Price Floor would be eliminated. Elimination of the Reset Price Floor may result in the Sellers selling the shares covered by the Forward Purchase Agreements at lower prices and in the Company receiving less of the Prepayment Amount.

On the Cash Settlement Payment Date, which is the tenth local business day following the last day of the valuation period commencing on the Valuation Date, a Seller shall pay the Company a cash amount equal to (1) (A) a maximum of up to 7,500,000 shares of common stock (the “Number of Shares”) as of the Valuation Date less the number of Unregistered Shares, multiplied by (B) the volume-weighted daily VWAP Price over the Valuation Period less (2) if the Settlement Amount Adjustment is less than the cash amount to be paid, the Settlement Amount Adjustment. The Settlement Amount Adjustment is equal to (1) the Number of Shares as of the Valuation Date multiplied by (2) $2.00 per share, and the Settlement Amount Adjustment will be automatically netted from the Settlement Amount. . For example, if the VWAP Price over the Valuation Period were equal to the sales price of the Company’s Common Stock on November 10, 2023, or $4.18, the Company would receive a cash amount equal to (A) (i) the number of shares to be sold by the Sellers multiplied by (ii) $4.18, less (B) the product of (i) such number of shares sold by the Sellers multiplied by (ii) $2.00; in other words, the Sellers would be obligated to pay the Company $2.18 per share sold by the Sellers. If the Sellers were to sell all 6,275,000 shares of Common Stock purchased at the Closing, the Company would receive an aggregate of $13.7 million in proceeds, based on such sales price of $4.18. However, if the shares are neither registered for resale under an effective resale registration statement (the deadline for which is 120 days, subject to certain conditions, after a written request for registration by a Seller) nor transferable without any restrictions pursuant to an exemption from the registration requirements of Section 5 of the Securities Act, including pursuant to Rule 144 (the “Unregistered Shares”), such Unregistered Shares would not be included in the calculation of the Settlement Amount and the Seller would not be obligated to pay us any amount, but the Company would still be obligated to pay such Seller the Settlement Amount Adjustment of $2.00 per share. In such a scenario, if all 6,275,000 shares of

Common Stock purchased by the Sellers at the Closing were Unregistered Shares at settlement, the Company would potentially owe the Sellers an aggregate of approximately $12.6 million.

If the Settlement Amount Adjustment exceeds the Settlement Amount, the Company will pay the Seller in shares of common stock or, at the Company’s election, in cash (other than a Delisting Event as defined in the agreement, in which case the Settlement Amount Adjustment would be settled in cash). Under such circumstances, the Company may not have sufficient shares authorized and may not have sufficient funds or be able to obtain financing from third parties to pay such amount. Breach by the Company of any of these obligations could constitute an event of default under a Forward Purchase Agreement, which could subject the Company to financial exposure thereunder (including arising from potential indemnification claims by a Seller). These uncertainties with respect to the number of shares the Company may be required to issue or amount of cash the Company may owe under the Forward Purchase Agreements could materially and adversely affect the Company’s ability to raise capital, the Company’s liquidity position, the Company’s ability to operate the Company’s business and execute the Company’s business strategy, and the trading volatility and price of the Company’s securities. In addition, future debt or other contractual agreements may contain cross-default or cross-acceleration provisions that could be triggered if the Company defaulted on its obligations to a Seller. The Forward Purchase Agreements would be canceled and all obligations due thereunder would be accelerated in the event of the bankruptcy of the Company or a sale of the Company for consideration other than stock of another entity. In the event of a tender offer or a sale of the Company for stock of another company, the terms of the Forward Purchase Agreement would be adjusted to give effect to the tender offer or sale transaction. Any or all of these consequences could have material adverse consequences for the Company.

Based on the applicable guidance in ASC 480, ASC 815, ASC 505 and SAB 4E, the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative of $32.3 million and the loss on issuance of $6.0 million recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 3). Subsequent changes in the bifurcated derivatives are recorded in the condensed consolidated statements of operations and comprehensive loss. For the period from July 22, 2023 to September 30, 2023 (Successor), the Company recorded a loss related to the change in fair value of derivatives of $15.5 million. The Company utilized the Monte-Carlo valuation model to value the forward purchase agreements at Closing date and as of September 30, 2023. The following table summarizes the significant inputs as of the valuation dates:

	September 30,	July 21,
	2023	2023

Stock Price	$5.60	$10.84
Expected volatility	67.00%	55.00%
Risk-free interest rate	5.11%	4.82%
Expected life (in years)	1.81	2
Expected dividend yield	—	—

New Money PIPE Subscription Agreements and Letter Agreements

On June 29, 2023, Priveterra entered into separate subscription agreements (the “New Money PIPE Subscription Agreements”) with each of ACM ASOF VIII Secondary-C LP, the Polar Affiliate and certain other investors (collectively, the “New Money PIPE Investors”). Pursuant to the New Money PIPE Subscription Agreements, the New Money PIPE Investors subscribed for and purchased, and Priveterra issued and sold to the New Money PIPE Investors, on the Closing Date, an aggregate of 1,001,000 shares of Priveterra Class A Common Stock for a purchase price of $7.00 per share, for aggregate gross proceeds of $7.0 million (the “New Money PIPE Investment”). The Company recorded a loss of $3.8 million on the line in the Successor’s opening accumulated deficit related to issuance of common shares underlying the New Money PIPE Subscription Agreement equal to the market price of the stock on the Closing Date less the purchase price of $7.00 per share.

On June 29, 2023, the Sponsor entered into separate letter agreements (each, “Letter Agreement” and collectively, the “Letter Agreements”) with each of ACM ASOF VIII Secondary-C LP and Polar. Pursuant to the Letter Agreements, in the event that the average price per share at which shares of common stock purchased pursuant to the New Money PIPE Subscription Agreements that are transferred during the period ending on the earliest of (A) June 21, 2025, (B) the date on which the applicable Forward Purchase Agreement terminates and (C) the date on which all such shares are sold (such price, the “Transfer VWAP”, and such period, the “Measurement Period”) is less than $7.00 per share, then (i) ACM ASOF VIII Secondary-C LP and Polar shall be entitled to receive from Sponsor a number of additional shares of common stock that have been registered for resale by us under an effective resale registration statement pursuant to the Securities Act, under which ACM ASOF VIII Secondary-C LP and Polar may sell or transfer such shares of common stock in an amount that is equal to the lesser of (A) a number of shares of common stock equal to the Make-Whole Amount divided by the VWAP (measured as of the date the additional shares are transferred to ACM ASOF VIII Secondary-C LP or Polar, as applicable) and (B) an aggregate of 400,000 shares of common stock (the “Additional Founder Shares”) and (ii) Sponsor shall promptly (but in any event within fifteen (15) business days) after the Measurement Date, transfer the Additional Founder Shares to ACM ASOF VIII Secondary-C LP or Polar, as applicable. “Make-Whole Amount” means an amount equal to the product of (A) $7.00 minus the Transfer VWAP multiplied by (B) the number of Transferred PIPE Shares. “VWAP” means the per share volume weighted average price of the common stock in respect of the five consecutive trading days ending on the trading day immediately prior to the Measurement Date. “Measurement Date” means the last day of the Measurement Period.

Based on the terms of the Letter Agreements, and applicable guidance in ASC 815 and SAB 5.T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”, the Company has determined that the make-whole provision in the Letter Agreements is a freestanding financial instrument and a derivative instrument. The Company has recorded the derivative liability and measured it at fair value with the initial value of the derivative ($0.4 million) recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 3). Subsequent changes in fair value of the make-whole provision are recorded in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023 (Successor), the make-whole provision derivative liability was $0.7 million, included in the forward purchase agreements and derivative liability on the condensed consolidated balance sheets. For the period from July 22, 2023 to September 30, 2023 (Successor), the Company recorded a loss related to the change in fair value of the make-whole provision derivative liability of $0.3 million.

Committed Financing

In connection with the Merger, on January 6, 2023, Priveterra and Old AEON entered into separate subscription agreements for convertible notes with each of Alphaeon 1 LLC (“A1”) and Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) (collectively, the “Original Committed Financing Agreements”), pursuant to which A1 and Daewoong agreed to purchase, and Priveterra and Old AEON agreed to sell to each of them, up to $15 million and $5 million, respectively, aggregate of principal of interim convertible notes. Further, on June 8, 2023, Old AEON and Priveterra entered into a committed financing agreement with A1 (the “Additional Committed Financing Agreement”), pursuant to which A1 agreed to purchase, and Priveterra and Old AEON agreed to sell to A1, up to an additional $20 million aggregate principal of interim convertible notes. Pursuant to such agreement, the Company issued $14 million of interim convertible notes to A1 in the first and second quarters of 2023, and $25 million was received at Closing in exchange for an aggregate of 5,797,611 shares of the Company’s Class A common stock at $7.00 per share. The proceeds from the interim convertible notes were used to fund Old AEON’s operations through the consummation of the Merger.

The Company recorded a loss of $13.7 million on the line in the Successor’s opening accumulated deficit related to issuance of common shares underlying the Committed Financing Agreements equal to the market price of the stock on the Closing Date less the purchase price of $7.00 per share.

Contingent Consideration and Contingent Founder Shares (Successor)

As part of the Merger, Founder Shares and certain Participating Stockholders shares (together, “Contingent Consideration Shares”), as further discussed below, contain certain contingent provisions.

On April 27, 2023, Priveterra and Old AEON amended the Business Combination Agreement. Concurrently with the amendment to the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. In addition following the Closing, certain AEON Stockholders will be issued up to 16,000,000 additional shares of common stock.

Pursuant to the terms of the Sponsor Support Agreement, as amended, effective immediately after the Closing, 50% of the Founder Shares (i.e., 3,450,000 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in this Sponsor Support Agreement. The remaining 50% of the Founder Shares and 100% of the Private

Placement Warrants are not subject to such restrictions and forfeiture provisions. The Contingent Founder Shares shall vest, and shall become free of the provisions as follows:

● 1,000,000 of the Contingent Founder Shares (the “Migraine Phase 3 Contingent Founder Shares”) shall vest upon the achievement of the conditions for the issuance of the Migraine Phase 3 Contingent Consideration Shares on or prior to the Migraine Phase 3 Outside Date;

● 1,000,000 of the Contingent Founder Shares (the “CD BLA Contingent Founder Shares”) shall vest upon the achievement of the conditions for the issuance of the CD BLA Contingent Consideration Shares on or prior to the CD BLA Outside Date; and

● 1,450,000 of the Contingent Founder Shares (the “Episodic/Chronic Migraine Contingent Founder Shares”) shall vest upon the earlier of (x) the achievement of the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares on or before the Episodic Migraine Outside Date and (y) the achievement of the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares on or before the Chronic Migraine Outside Date.

The Sponsor has agreed not to vote the Contingent Founder Shares during any period of time that such Contingent Founder Shares are subject to vesting.

Following the Closing, in addition to the consideration received at the Closing and as part of the overall consideration paid in connection with the Merger, certain holders of common stock in Old AEON (the “Participating AEON Stockholders”) will be issued a portion of up to 16,000,000 additional shares of common stock, as follows:

● 1,000,000 shares of common stock, in the aggregate, if, on or before June 30, 2025 (as it may be extended, the “Migraine Phase 3 Outside Date”), the Company shall have commenced a Phase 3 clinical study for the treatment of chronic migraine or episodic migraine, which Phase 3 clinical study will have been deemed to commence upon the first subject having received a dose of any product candidate that is being researched, tested, developed or manufactured by or on behalf of the Company or any of its subsidiaries (any such product candidate, a “Company Product”) in connection with such Phase 3 clinical study (such 1,000,000 shares of common stock, the “Migraine Phase 3 Contingent Consideration Shares”); and

● 4,000,000 shares of common stock, in the aggregate, if, on or before November 30, 2026 (as it may be extended, the “CD BLA Outside Date”), the Company shall have received from the FDA acceptance for review of the BLA submitted by the Company for the treatment of cervical dystonia (such 4,000,000 shares of common stock, the “CD BLA Contingent Consideration Shares”);

● 4,000,000 shares of common stock, in the aggregate, if, on or before June 30, 2029 (as it may be extended, the “Episodic Migraine Outside Date”), the Company shall have received from the FDA acceptance for review of the BLA submitted by the Company for the treatment of episodic migraine (such 4,000,000 shares of common stock, the “Episodic Migraine Contingent Consideration Shares”); provided that in the event the satisfaction of the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares occurs prior to the satisfaction of the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares, then the number of Episodic Migraine Contingent Consideration Shares shall be increased to 11,000,000 shares of common stock; and

● 7,000,000 shares of common stock, in the aggregate, if, on or before June 30, 2028 (as it may be extended, the “Chronic Migraine Outside Date”, and together with the Migraine Phase 3 Outside Date, the CD BLA Outside Date and the Episodic Migraine Outside Date, the “Outside Dates”), the Company shall have received from the FDA acceptance for review of the BLA submitted by AEON for the treatment of chronic migraine (such 7,000,000 shares of common stock, the “Chronic Migraine Contingent Consideration Shares”); provided that in the event that the number of Episodic Migraine Contingent Consideration Shares is increased to 11,000,000, then the number of Chronic Migraine Contingent Consideration Shares shall be decreased to zero and no Contingent Consideration Shares will be issued in connection with the satisfaction of the conditions to the issuance of the Chronic Migraine Contingent Consideration Shares.

● In the event that the Company licenses any of its products (except in connection with migraine or cervical dystonia indications) to a third-party licensor for distribution in the U.S. market (a “Qualifying License”) prior to the satisfaction of (x) the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares and (y) the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares, then upon the entry of AEON into such Qualifying License, 2,000,000 shares of common stock shall become due and payable to Participating Stockholders and the number of Episodic Migraine Contingent Consideration Shares and (A) the number of Episodic Migraine Contingent Consideration Shares shall be reduced by 1,000,000 or by 2,000,000 and (B) the number of Chronic Migraine Contingent Consideration Shares shall be reduced by 1,000,000, but not below zero.

The Company accounts for the Contingent Consideration Shares as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive loss, while the founder shares were recorded to equity. As of September 30, 2023 (Successor), the contingent consideration liability was $72.1 million. For the period from July 22, 2023 to September 30, 2023 (Successor), the income related to the change in fair value of contingent consideration was $69.7 million.

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the successor period July 22, 2023 to September 30, 2023, the Company recognized $69.7 million in income related to the change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive loss.

Warrants (Successor)

Upon the Closing, 14,479,999 warrants initially issued by Priveterra in February 2021, consisting of 9,200,000 public warrants sold in the IPO and 5,279,999 warrants issued in a concurrent private placement, were assumed by AEON. The terms of the warrants are governed by a Warrant Agreement dated February 8, 2021 between the Company (then known as Priveterra Acquisition Corp.) and Continental Stock Transfer & Trust Company (the “Warrant Agreement”).

The warrants were accounted for as a liability at the Closing with changes in the fair value through September 30, 2023 recorded to the condensed consolidated statement of operations. The Company utilized the publicly reported market price of the public warrants to value the warrant liability at $2.2 million as of September 30, 2023 (Successor). For the Successor period from July 22, 2023 to September 30, 2023, the income from the change in fair value of warrants was $1.6 million.

Public warrants

Each whole public warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The public warrants became exercisable 30 days after the completion of the Merger, and will expire at 5:00 p.m., New York City time, on July 21, 2028, the five-year anniversary of the completion of the Merger, or earlier upon redemption or liquidation. Warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the warrants, exercise warrants on a “cashless” basis” in accordance with Section 3(a)(9) of the Securities Act or another exception. When exercised on a cashless basis, the number of shares received per warrant is capped at 0.361.

The Company may call the public warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”);
●	if, and only if, there is an effective registration statement under the Securities Act of 1933 covering the issuance of the shares of common stock issuable upon exercise of the warrants, and a current prospectus relating thereto, available through the 30-day redemption period; and

●	if, and only if, the closing price of the Company's common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders.

The Company may also call the public warrants for redemption:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares to be determined by reference to a table in the Warrant Agreement, based on the redemption date and the “fair market value” (as defined in the Warrant Agreement) of common stock except as otherwise described below; and
●	if, and only if, the closing price of the Company’s common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders.

Private placement warrants

Each private placement warrant was identical to the public warrants initially sold by Priveterra in the IPO, except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company and (ii) may be exercised by the holders on a cashless basis.

Medytox Top-off Right

The Predecessor entered into a settlement agreement with Medytox, Inc. (“Medytox”) (the “Settlement Agreement”), effective as of June 21, 2021, as amended on May 5, 2022. Pursuant to the Settlement Agreement, among other things, the Predecessor agreed to enter into a share issuance agreement with Medytox pursuant to which the Predecessor issued 26,680,511 shares of Old AEON common stock, par value $0.0001 per share, to Medytox. The Settlement Agreement stated that in the event the shares of Old AEON common stock the Predecessor issued to Medytox represent less than 10% of the Predecessor’s total outstanding shares immediately prior to the consummation of the Merger (the “Target Ownership”), the Company will issue additional shares of Old AEON common stock to Medytox sufficient to cause Medytox to achieve the Target Ownership (the “Top-off Right”).

Because the shares of Old AEON common stock due to be issued to Medytox represented less than 10% of the Predecessor’s total outstanding shares immediately prior to consummation of the Merger, the Predecessor issued additional shares of Old AEON common stock (the “Top-off Shares”) to Medytox sufficient to cause Medytox to achieve the Target Ownership immediately prior to the Merger to the Top-off Right.

Based on the terms of the Settlement Agreement, the Top-off Right is a freestanding financial instrument, and is accounted for as a derivative liability pursuant to ASC 815. Accordingly, the Company recognized a loss of $5.0 million in the Predecessor period, reflecting the change in fair value through the closing date of the Merger. At the Closing of the Merger, the derivative liability was derecognized, and the issuance of the Top-off Shares was recognized on the line in the Successor’s opening additional paid-in capital (see Note 3).

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands, unaudited):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Embedded Forward Purchase Agreement and Make Whole Derivative
	(Level 3)	(Level 1)	(Level 3)	(Level 3)
Predecessor
Balance, December 31, 2022	$131,292	$-	$-	$-
Issuance of convertible notes	14,000	-	-	-
Change in fair value	3,528	-	-	-
Conversion to common shares	(148,820)	-	-	-
Balance, July 21, 2023	-	-	-	-

Successor
Balance, July 22, 2023	-	3,765	144,220	32,677
Additions	-	-	-	-
Change in fair value	-	(1,593)	(69,715)	15,776
Balance, September 30, 2023	$-	$2,172	$74,505	$48,453

Note 7.    Commitments and Contingencies

Operating Leases

In December 2021, the Predecessor entered into a three-year non-cancellable lease for office space. The lease does not include variable or contingent lease payments. An operating lease asset and liability are recognized based on the present value of the remaining lease payments discounted using the Predecessor’s incremental borrowing rate. Lease expense is recognized on a straight-line basis over the lease term.

The following table summarizes supplemental balance sheet information related to the operating lease as of September 30, 2023 (in thousands) (unaudited):

Minimum lease payments by fiscal year
2023	$78
2024	292
Total future minimum lease payments	370
Less: Imputed interest	(22)
Present value of lease payments	348
Less: Current portion (included in other accrued expenses)	(296)
Noncurrent operating lease liability	$52
Operating lease right-of-use asset	$323
Remaining lease term in years	1.2
Discount rate	10%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), and the nine months ended September 30, 2022 (Predecessor) (in 000’s) (Unaudited).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023		2022	2023		2022
	Predecessor July 1, 2023 to July 21, 2023	Successor July 22, 2023 to September 30, 2023	Predecessor	Predecessor January 1, 2023 to July 21, 2023	Successor July 22, 2023 to September 30, 2023	Predecessor
Cost of operating leases	$16	$53	$69	$153	$53	$210
Cash paid for operating leases	26	51	74	180	51	173

Daewoong License and Supply Agreement

On December 20, 2019, the Predecessor entered the Daewoong Agreement, pursuant to which Daewoong agreed to manufacture and supply ABP-450 and grant the Company an exclusive license for therapeutic indications to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit ABP-450 in the United States, the European Union, the United Kingdom, Canada, Australia, Russia, the Commonwealth of Independent States and South Africa (collectively the “covered territories”).

Daewoong supplies the Company with ABP-450 at an agreed-upon transfer price, with no milestone or royalty payments and no minimum purchase requirements. Daewoong is responsible for all costs related to the manufacturing of ABP-450, including costs related to the operation and upkeep of its manufacturing facility, and the Company is responsible for all costs related to obtaining regulatory approval, including clinical expenses, and commercialization of ABP-450. The Company’s exclusivity is subject to its exercise of commercially reasonable efforts to: (i) achieve all regulatory approvals necessary for ABP-450 to be marketed in the territory for therapeutic indications and (ii) commercialize ABP-450 in the territory for therapeutic indications. During the term of the Daewoong Agreement, the Company cannot purchase, sell or distribute any competing products in a covered territory or sell ABP-450 outside a covered territory.

The initial term of the Daewoong Agreement is from December 20, 2019 to the later of (i) the fifth anniversary of approval from the relevant governmental authority necessary to market and sell ABP-450 or (ii) December 20, 2029, and automatically renews for unlimited additional three-year terms, provided the Daewoong Agreement is not earlier terminated. The Daewoong Agreement will terminate upon written notice by either the Company or Daewoong upon a continuing default that remains uncured within 90 days (or 30 days for a payment default) by the other party, or without notice upon the bankruptcy or insolvency of the Company.

The Company has accrued $0.2 million and $0.1 million for ABP-450 supplies as of December 31, 2022 (Predecessor) and September 30, 2023 (Successor), respectively.

Legal Proceedings

The Company, from time to time, is involved in various litigation matters or regulatory encounters arising in the ordinary course of business that could result in unasserted or asserted claims or litigation. Other than as described below, the Company is not subject to any currently pending legal matters or claims that would have a material adverse effect on its accompanying financial position, results of operations or cash flows.

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million. Odeon claims that it served as the underwriter for Priveterra Acquisition Corp., the special purpose acquisition company with which Old AEON merged with and into in July 2023. Odeon seeks monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts. The Company has yet to file a response to Odeon’s complaint.

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Note 2 for additional information.

Note 8.    Income Taxes

The Company’s loss before income taxes was entirely generated from its U.S. operations. As a result of its continuing losses, the Company had no provision for income taxes in the periods from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), and the three and nine months ended September 30, 2022 (Predecessor).

Note 9.    Convertible Preferred Stock (Predecessor)

As of December 31, 2022 (Predecessor), the Predecessor’s certificate of incorporation, as amended and restated, authorized the Predecessor to issue up to 44,666,035 shares of preferred stock at a par value of $0.0001 per share. The Predecessor’s convertible preferred stock was converted and exchanged into shares of the Company’s common stock at the Closing. The Predecessor had the following convertible preferred stock issued and outstanding at December 31, 2022:

				Preferential	Carrying Value,
				Liquidation	Net of Issuance
	Shares	Shares Issued	Per Share	Value	Costs
	Authorized	and Outstanding	Preference	(in thousands)	(in thousands)
Series
Series A	7,393,333	2,505,508	$5.4779	$13,725	$13,819
Series A-1	4,107,414	—	5.4779	—	—
Series A-2	4,846,750	4,846,750	5.4779	26,550	26,379
Series B	20,520,678	6,244,395	7.3097	45,645	43,896
Series B-1	136,805	—	7.3097	—	—
Series B-2	7,661,055	7,661,055	7.3097	56,000	53,855
	44,666,035	21,257,708		$141,920	$137,949

The holders of the convertible preferred stock had various rights and preferences as follows:

Voting Rights

The holders of each share of convertible preferred stock, prior to the conversion of the preferred stock in connection with the Closing, previously had the right to one vote for each share of common stock into which such preferred stock could be converted, and with respect to such vote, such holder had have full voting rights and powers equal to the voting rights and powers of the holders of common stock. Prior to the conversion of the preferred stock in connection with the Closing, each holder of the convertible preferred stock is entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock had the right to vote.

Election of Directors

The holders of Series A and Series A-2 convertible preferred stock, voting together as a single class are entitled to elect one director of the Company. The holders of Series B and Series B-2 convertible preferred stock, voting together as a single class, are entitled to together elect one director of the Company. The holders of the convertible preferred stock and common stock (voting together as a single class and not as separate series, and with the preferred stock voting on an as-converted basis using then-effective conversion prices) are entitled to elect any remaining directors of the Company.

Dividends

The holders of shares of Series B, Series B-1 and Series B-2 convertible preferred stock are entitled to non-cumulative dividends, out of any assets legally available therefore, on a pari passu basis and prior and in preference to any declaration or payment of any dividend on the Series A, Series A-1 and Series A-2 convertible preferred stock, or common stock of the Company, at the rate of $0.5847768 per calendar year for each share of Series B, Series B-1 and Series B-2 convertible preferred stock, payable when, as and if declared by the Board of Directors.

The holders of shares of Series A, Series A-1 and Series A-2 convertible preferred stock are entitled to non-cumulative dividends, out of any assets legally available therefore, on a pari passu basis and prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of $0.4382 per calendar year for each share of Series A, Series A-1 and Series A-2 preferred stock, payable when, as and if declared by the Board of Directors.

Declared but unpaid dividends with respect to a share of preferred stock shall, upon conversion of such share to common stock, be paid to the extent assets are legally available therefore in cash. There were no cash dividend declared through the Closing.

Liquidation

In the event of any liquidation event, the holders of Series B-2 convertible preferred stock would be entitled to receive, on a pari passu basis and prior and in preference to any distribution of the proceeds of such liquidation event (“Proceeds”) to the holders of Series A-2 convertible preferred stock, Series B convertible preferred stock, Series B-1 convertible preferred stock, Series A convertible preferred stock, Series A-1 convertible preferred stock and common stock, an amount per share equal to the Series B original issue price of $7.3097 per share, plus declared but unpaid dividends on each such share (the “Series B-2 Liquidation Preference”).

Subject to the payments set forth above, in the event of any liquidation event, the holders of Series A-2 convertible preferred stock would be entitled to receive, on a pari passu basis and prior and in preference to any distribution of the Proceeds of such liquidation event to the holders of Series B convertible preferred stock, Series B-1 convertible preferred stock, Series A convertible preferred stock, Series A-1 convertible preferred stock and common stock, an amount per share equal to the Series A original issue price of $5.4779 per share, plus declared but unpaid dividends on each such share (the “Series A-2 Liquidation Preference”).

Subject to the payments set forth above, in the event of any liquidation event, the holders of Series B convertible preferred stock and Series B-1 convertible preferred stock would be entitled to receive, on a pari passu basis and prior and in preference to any distribution of the Proceeds of such liquidation event to the holders of Series A convertible preferred stock, Series A-1 convertible preferred stock and common stock, an amount per share equal to the Series B original issue price of $7.3097 per share, plus declared but unpaid dividends on each such share (the “Series B Liquidation Preference”).

Subject to the payments set forth above, the holders of Series A convertible preferred stock and Series A-1 convertible preferred stock would be entitled to receive, on a pari passu basis and prior and in preference to any distribution of the Proceeds of such Liquidation Event to the holders of common stock, an amount per share equal to the Series A issue price of $5.4779, plus declared but unpaid dividends on each such share (the “Series A Liquidation Preference”).

Upon the completion of the distributions above, the remaining Proceeds available for distribution to stockholders, if any, would be distributed ratably among the holders of convertible preferred stock and common stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of convertible preferred stock were converted into common stock at the then effective conversion price.

Conversion

Each share of convertible preferred stock can be converted, at the option of the holder thereof, at any time after the date of issuance of such share into such number of fully paid and non-assessable shares of common stock. The conversion rate is 1:1 initially.

Each share of convertible preferred stock would automatically convert into shares of common stock based on the applicable conversion rate at the time in effect upon the earlier of (A) immediately prior to the closing, and conditioned upon such closing, of the sale of the Company’s common stock in an underwritten public offering at a public offering price per share of not less than (w) $7.3097 minus the sum of (x) the fair market value of the per unit membership interest of A1, as determined by the Board of Directors of the Company in good faith (the “A-1 Per Unit Price”) plus (y) the fair market value of the per unit membership interest of AC HoldCo, as determined by the Board of Directors of the Company in good faith (the “AC Per Unit Price”) plus (z) the fair market value of the per unit membership interest of Z HoldCo, as determined by the Board of Directors of the Company in good faith (together with the A-1 Per Unit Price and the AC Per Unit Price, the “Aggregate Spin-Out Value”), and yielding net proceeds (after discounts and commissions) to the Company of at least $50 million, or (B) on the date specified by affirmative vote at a meeting or by written consent from the holders of at least two-thirds of the convertible preferred stock then outstanding, voting as a single class on an as-converted-to-common stock basis (the “Preferred Supermajority”).

In the event that the Preferred Supermajority enacts a conversion of the Series A Preferred Stock in conjunction with the consummation of an initial public offering of the common stock in which the public offering price per share of the common stock (the “IPO Per Share Price”) is less than 71.4286% of the then effective per share Series A-2 Liquidation Preference (the “Adjusted Series A-2 Preference Amount”), then the number of shares of common stock issuable with respect to each share of Series A convertible preferred stock, each share of Series A-1 convertible Preferred Stock and each share of Series A-2 convertible preferred stock will be equal to the greater of (A) the quotient obtained by dividing (x) the Adjusted Series A-2 Preference Amount by (y) the IPO Per Share Price, or (B) the quotient obtained by dividing the Series A original issue price of $5.4779 per share by the applicable conversion price for such series of the Series A Preferred Stock, each as in effect on the date of effective conversion.

In the event of an automatic conversion in conjunction with the consummation of an initial public offering of the common stock in which the IPO Per Share Price is less than the Series B original issue price of $7.3097 per share, then the applicable conversion price for the Series B convertible preferred stock, the Series B-1 convertible preferred stock and the Series B-2 convertible preferred stock for purposes of the approved conversion will be the IPO Per Share Price, rounded to the nearest whole cent with one-half cent rounded up.

Redemption

The convertible preferred stock is not redeemable. The Company has classified the convertible preferred stock as temporary equity on the accompanying condensed consolidated balance sheets as these shares could be redeemed upon the occurrence of certain change in control events that are outside of the Company’s control.

Convertible Preferred Stock Warrants

Pursuant to the terms of the Company’s Bridge Note, in 2016 the Company issued Longitude warrants to purchase 342,011 shares of the Company’s Series B convertible preferred stock at an exercise price of $7.3097 per share. The warrants are exercisable, in whole or in part, from the date of issuance and expired on May 31, 2023.

Note 10.    Common Stock

Predecessor

As of December 31, 2022 (Predecessor), the Predecessor’s certificate of incorporation, as amended and restated, authorized the Predecessor to issue up to 207,450,050 shares of common stock at a par value of $0.0001 per share. As of December 31, 2022 (Predecessor), 138,848,177 shares were issued and 138,825,356 shares were outstanding. The holders of common stock were entitled to receive dividends whenever funds are legally available, when and if declared by the Predecessor’s Board of Directors, subject to the prior rights of the holders of the Predecessor’s convertible preferred stock. As of December 31, 2022 (Predecessor), no cash dividend had been declared to date. Each share of common stock was entitled to one vote. The number of authorized shares of common stock could be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of shares of preferred stock and common stock, voting together as a single class.

At the effective time of the Merger (“Effective Time”), (i) each outstanding share of Old AEON common stock (on an as-converted basis after taking into effect the conversion of the outstanding warrants of Old AEON exercisable for shares of Old AEON preferred stock, the conversion of the shares of Old AEON preferred stock into Old AEON common stock in accordance with the governing documents of Old AEON as of the Effective Time, the conversion of the outstanding convertible notes of Old AEON into Old AEON common stock in accordance with the terms of such convertible notes and after giving effect to the issuance of Old AEON common stock in connection with the merger of ABP Sub, Inc. with and into Old AEON) issued and outstanding immediately prior to the Effective Time converted into the right to receive approximately 2.328 shares of the Company’s common stock. In addition, each share of Priveterra Class B common stock (“Founder Shares”), par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time converted into one share of common stock (of which 3,450,000 Founder Shares are subject to certain vesting and forfeiture conditions).

Successor

As of September 30, 2023 (Successor), the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 500,000,000 of common stock at a par value of $0.0001 per share. As of September 30, 2023 (Successor), 37,159,600 shares were issued and outstanding. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of September 30, 2023 (Successor), no cash dividend has been declared to date. Each share of common stock is entitled to one vote. Refer to Note 3 for more information on the number of shares of common stock outstanding immediately following the Merger.

Common Stock Reserved

The table below summarizes the Company’s reserved common stock for further issuance as of September 30, 2023 (Successor) and December 31, 2022 (Predecessor):

	September 30,	December 31,
	2023	2022
	(unaudited)
Conversion of convertible preferred stock	—	21,257,708
Stock options issued and outstanding	3,846,972	9,694,890
Restricted stock units (unvested)	1,041,565	—
Shares available for future issuance under the stock incentive plan	3,508,139	27,884,000
Warrants	14,479,999	—
Contingent consideration	16,000,000	—
Convertible preferred stock warrants outstanding	—	342,011
Total common stock reserved	38,876,675	59,178,609

Note 11.    Share-based Compensation Stock Incentive Plans

AEON 2013 Stock Incentive Plan (Predecessor)

In 2013, the Predecessor established its 2013 Stock Incentive Plan (the “2013 Stock Incentive Plan”) as amended from time to time, that provides for the granting of nonqualified stock options, restricted stock and stock appreciation rights to employees, members of the Board of Directors and non-employee consultants. The 2013 Stock Incentive Plan provides for stock options to be granted with exercise prices not less than the estimated fair value of the Predecessor’s common stock, and incentive options to be granted to individuals owning more than 10% of the total combined voting power of all classes of stock of the Predecessor with exercise prices not less than 110% of the estimated fair value of the Predecessor’s common stock on the date of grant. Stock options granted generally expire ten years after their original date of grant and generally vest between three years to four years with 25% vesting on the first anniversary of the date of grant and then monthly vesting after that. Stock options granted to a 10% stockholder are exercisable up to five years from the date of grant. Restricted stock awards granted generally become fully vested between one to three years.

As of December 31, 2022 (Predecessor), the aggregate number of shares available for future grant under the 2013 Stock Incentive Plan was 27,884,000 shares. Upon the Closing, the 2013 Stock Incentive Plan was terminated and the stock options were cancelled.

The following table summarizes stock option activity under the Predecessor’s 2013 Stock Incentive Plan (unaudited):

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Predecessor
Outstanding, January 1, 2022	10,516,525	$1.51
Options granted	—	—
Options forfeited	(821,635)	1.23
Outstanding, December 31, 2022	9,694,890	1.53
Exercisable, December 31, 2022	9,694,890	$1.53

Outstanding, January 1, 2023	9,694,890	$1.53
Options granted	—	—
Options forfeited	—	—
Options cancelled in connection with Merger	(9,694,890)	1.53
Outstanding, July 21, 2023	—	—
Exercisable, July 21, 2023	—	$—

As of December 31, 2022 (Predecessor), the weighted average remaining contractual life of options outstanding and options exercisable were 2.5 years. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2022 (Predecessor) was $0.3 million. The aggregate intrinsic value was calculated as the difference between the exercise price of the underlying options and the estimated fair value of the Predecessor’s common stock at December 31, 2022 (Predecessor).

All awards were vested prior to 2022. As such during the periods from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), and the three and nine months ended September 30, 2022, the Company did not recognize share-based compensation expense related to stock options granted under the 2013 Stock Incentive Plan. As of December 31, 2022 and September 30, 2023, there was no unrecognized compensation expense related to non-vested stock options.

2019 Incentive Award Plan

In June 2019, ABP Sub Inc., the Predecessor’s wholly owned subsidiary, established its 2019 Incentive Award Plan (the “2019 Incentive Award Plan”), as amended from time to time, that provides for the granting of incentive and nonqualified stock options, restricted stock units, restricted stock and stock appreciation rights to its employees, members of the Board of Directors and non-employee consultants. The 2019 Incentive Award Plan has similar grant terms as the Company’s 2013 Stock Incentive Plan.

In connection with the Merger, the Successor assumed the 2019 Incentive Award Plan and all options and RSU awards that were outstanding immediately prior to the Merger were converted into substantially similar awards covering shares of the Successor’s common stock based on a conversion ratio of approximately 77.65 to 1 share. Additionally, the exercise price for the awards were repriced to $10.00 for all options. The fair value of the replacement awards that were vested, based on the value immediately prior to the Merger, were included as purchase consideration in the Merger. The remaining value of the replacement awards will be recognized in the successor period as compensation expense over the remaining vesting period, which includes stock-based compensation expense of $1.3 million recorded in the successor period for the impact of the stock option repricing.

Prior to the consummation of the Merger, a total of 237,500 shares of ABP Sub Inc. common stock were available for issuance under the 2019 Incentive Award Plan. Following the effective date of the 2023 Plan, in the event that an outstanding award expires or is cancelled for any reason, the shares allocable to the unexercised or cancelled portion of such award from the 2019 Incentive Award Plan will be added back to the shares of common stock available for issuance under the 2023 Incentive Award Plan.

At the Closing, ABP had granted options to purchase a total of 45,130 ABP Sub options which converted into options to purchase 3,515,219 shares of the Company’s common stock, and a total of 15,059 RSU awards, which converted into RSU awards covering 1,169,366 shares of the Company’s common stock. Of such RSU awards, 127,801 RSUs accelerated vesting concurrently with the Merger. As such, the Company included an additional $1.8 million in purchase consideration (see Note 3 for additional information).

Additionally, of such RSU awards, 466,468 RSU’s contained performance-based vesting criteria based on the achievement of the same milestones as the contingent consideration (see Note 6 for additional information). As of September 30, 2023, the milestones 1 and 2 were determined to be probable, and the Company began expensing the proportionate RSU’s over the vesting life, calculated as the expected completion date from the date the milestone was determined to be probable. For the period from July 22, 2023 to September 30, 2023 (Successor), the Company has recognized $0.2 million of such RSU with earnout vesting criteria, $0.2 million in selling, general and administrative expenses and a de minimus amount in research and development expenses in the condensed consolidated statement of operations.

The following table summarizes stock option activity under 2019 Incentive Award Plan (unaudited):

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Predecessor
Outstanding, January 1, 2022	38,172	$986.36
Options granted	16,437	898.58
Options forfeited	(9,075)	965.92
Outstanding, December 31, 2022	45,534	958.75
Exercisable, December 31, 2022	23,155	$958.86

Outstanding, January 1, 2023	45,534	$958.75
Options granted	—	—
Options forfeited	(404)	1,021.98
Outstanding, July 21, 2023	45,130	959.06
Exercisable, July 21, 2023	30,968	$956.64

Successor	—	—
Outstanding, July 22, 2023 (converted)	3,515,219	$10.00
Options granted	—	—
Options forfeited	—	—
Outstanding, September 30, 2023	3,515,219	10.00
Exercisable, September 30, 2023	2,600,009	$10.00

There were no options granted in the 2019 Incentive Plan during 2023. The weighted average fair value of options granted during the year ended December 31, 2022 was $488.02. There were no options granted in 2023.

As of December 31, 2022 and September 30, 2023, the weighted average remaining contractual life of options outstanding and options exercisable was 8.1 years and 7.3 years.

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), and the three and nine months ended September 30, 2022 (Predecessor), the Company recognized $0.2 million, $0.5 million, $2.7 million, $0.5 million, $1.1 million and $4.2 million, respectively, of share-based compensation expense related to stock options granted.

As of December 31, 2022 and September 30, 2023, total unrecognized compensation expense related to nonvested stock options was $12.3 million and $5.1 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 24 months and 12 months, respectively.

The following table summarizes restricted stock units activity under the 2019 Incentive Award Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Successor
Outstanding, July 22, 2023	—	$—
Granted	1,169,366	10.84
Forfeited	—	—
Outstanding, September 30, 2023	1,169,366	10.84
Vested, September 30, 2023	127,801	$10.84

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), the Company recognized $0.1 million, $0.4 million, $0.5 million, and $0.4 million, respectively, of share-based compensation expense related to restricted stock units granted.

As of September 30, 2023, total unrecognized compensation expense related to nonvested restricted stock units was $10.5 million, which is expected to be recognized over the weighted-average remaining requisite service period of 33 months.

AEON Biopharma Inc 2023 Incentive Award Plan

In connection with the Merger, the Company’s Board adopted, and its stockholders approved, the 2023 Plan, which became effective upon the consummation of the Merger, that provides for the granting of nonqualified stock options, restricted stock and stock appreciation rights to employees, members of the Board of Directors and non-employee consultants. The 2023 Plan will remain in effect until July 3, 2023, the tenth anniversary of the date the Company’s stockholders approved the 2023 Plan, unless earlier terminated. Stock options granted generally expire ten years after their original date of grant and generally vest between three years to four years with equal installments vesting on each anniversary of the grant date, subject to continued service through the applicable vesting date.

The initial aggregate number of shares of the Company’s common stock available for issuance under the 2023 Plan is equal to (a) 3,839,892 shares of common stock and (b) any shares which, as of the effective date of the 2023 Plan, are subject to an award outstanding under the ABP 2019 Plan (each, a “Prior Plan Award”), and which, on or following the effective date of the 2023 Plan, become available for issuance under the 2023 Plan as provided in the 2023 Plan. In addition, the number of shares of common stock available for issuance under the 2023 Plan will be annually increased on January 1 of each calendar year beginning in 2024 and ending in 2033 by an amount equal to the lesser of (i) 4% of the number of fully-diluted number of shares outstanding on the final day of the immediately preceding calendar year or (ii) such other number of shares as is determined by the Board. Any shares issued pursuant to the 2023 Plan may consist, in whole or in part, of authorized and unissued common stock, treasury common stock or common stock purchased on the open market.

Weighted
Average
	Number of	Exercise
	Shares	Price

Outstanding, July 22, 2023	—	$—
Options granted	331,753	5.47
Options forfeited	—	—
Outstanding, September 30, 2023	331,753	$5.47
Exercisable, September 30, 2023	—	$—

The weighted average fair value of options granted in 2023 was $3.18. The weighted average remaining contractual life of options outstanding and options exercisable was 9.9 years. During the periods from July 22, 2023 to September 30, 2023 (Successor), the

Company recognized $0.1 million of share-based compensation expense related to stock options granted. As of September 30, 2023, total unrecognized compensation expense related to nonvested stock options was $1.0 million, which is expected to be recognized over the weighted-average remaining requisite service period of 38 months.

Share-based Compensation Expense and Valuation Information

The Company accounts for the measurement and recognition of compensation expense for all share-based awards based on the estimated fair value of the awards. The fair value of share-based awards is amortized on a straight-line basis over the requisite service period. The Company records share-based compensation expense net of actual forfeitures.

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), and the three and nine months ended September 30, 2022 (Predecessor), the Company recognized $0.1 million, $2.4 million, $2.3 million, $2.4 million, $1.0 million and $3.7 million, respectively, of share-based compensation expense in selling, general and administrative expenses, respectively, and $0.1 million, $0.3 million, $0.4 million, $0.3 million, $0.1 million and $0.6 million, respectively, in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The fair value of stock options under the 2019 Stock Incentive Award Plan was estimated using the following assumptions:

Nine Months Ended
September 30,
	2023	2022

Expected volatility	39% – 58%	47% – 61%
Risk-free interest rate	4.1% – 4.4%	1.87% – 3.92%
Expected life (in years)	3.00-6.25	5.75 – 6.25
Expected dividend yield	—	—

Fair Value of the Underlying Common Stock.    For Predecessor periods, since the Predecessor’s common stock was not traded in a public stock market exchange, the Board of Directors considered numerous factors including new business and economic developments affecting the Predecessor and independent appraisals, when appropriate, to determine the fair value of the Predecessor’s common stock. Independent appraisal reports were prepared using valuation techniques, such as discounted cash flow analyses, from which a discount factor for lack of marketability was applied. This determination of the fair value of the common stock was performed on a contemporaneous basis. The Board of Directors determined the Company’s common stock fair value on an as needed basis. For Successor periods, the fair value of the stock price is the closing price for the Company’s common stock as reported on the NYSE American.

Expected Life.    The expected life is calculated using the simplified method as the Company does not have sufficient historical information to provide a basis for the estimate. The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

Expected Volatility.    The expected volatility is estimated based on a study of selected publicly traded peer companies as the Company does not have any trading history for its common stock. The Company selected the peer group based on similarities in industry, stage of development, size and financial leverage with the Company’s principal business operations. For each grant, the Company measured historical volatility over a period equivalent to the expected life.

Risk-free Interest Rate.    The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues whose term is similar in duration to the expected life of the respective stock option.

Expected Dividend Yield.    The Company has not paid and does not anticipate paying any dividends on its common stock in the foreseeable future. Accordingly, the Company has estimated the dividend yield to be zero.

Note 12.    Subsequent Events

The Company has further evaluated subsequent events for recognition and remeasurement purposes as of and for the nine months ended September 30, 2023. After review and evaluation, management has concluded that there were no material subsequent events as of the date that the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of the Registration Statement on Form S-1 filed on October 23, 2023 captioned “Risk Factors” and in the section of this Reported captioned “Cautionary Statement Regarding Forward-Looking Statements”, actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to the business and operations of AEON Biopharma, Inc. and its consolidated subsidiaries prior to the Merger (“Old AEON” or the “Predecessor”) and to AEON Biopharma, Inc. (“AEON”) following the consummation of the Merger.

On December 12, 2022, Old AEON and Priveterra Acquisition Corp. (“Priveterra”), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses, entered into a Business Combination and Merger Agreement (the “Business Combination Agreement”). On July 21, 2023, the parties consummated the transactions contemplated by the Business Combination Agreement (collectively referred to as the “Merger”). In connection with the closing of the Merger (the” Closing”), Priveterra changed its name from Priveterra Acquisition Corp. to AEON Biopharma, Inc.

Priveterra was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations. Old AEON was deemed to be the predecessor entity based on an analysis of the criteria outlined in the Accounting Standards Codification 805, Business Combinations. Accordingly, the historical financial statements of Old AEON became the historical financial statements of the combined company upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of Old AEON prior to the Merger; and (ii) the combined results of the Company following the Closing. The accompanying financial information includes a predecessor period, which includes the periods through July 21, 2023 concurrent with the Merger, and the successor period from July 22, 2023 through September 30, 2023. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the statements to highlight the lack of comparability between these two periods and differentiate the cut-off of these periods.

Overview

We are a clinical stage biopharmaceutical company focused on developing our proprietary botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”) for debilitating medical conditions, with an initial focus on the neurology and gastroenterology markets. We plan to develop ABP-450 to address the estimated $3.0 billion global therapeutic botulinum toxin market, which is projected to grow to $4.4 billion in 20271. We recently completed a Phase 2 study of ABP-450 for the treatment of cervical dystonia and have an ongoing Phase 2 study of ABP-450 for the treatment of both chronic and episodic migraine. ABP-450 is the same botulinum toxin complex that is currently approved and marketed for cosmetic indications by Evolus, Inc. under the name Jeuveau in the United States and Nuceiva in Canada and the European Union. ABP-450 is manufactured by Daewoong Pharmaceutical Co. Ltd. (“Daewoong”) in compliance with current good manufacturing processes (“cGMP”) in a facility that has been approved by the U.S. Food and Drug Administration (the “FDA”), Health Canada and the European Medicines Agency (“EMA”). We have exclusive development and distribution rights for therapeutic indications of ABP-450 in the United States, Canada, the European Union, the United Kingdom, and certain other international territories. We have built a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

Botulinum toxins have proven to be a highly versatile therapeutic biologic, with over 230 therapeutic uses documented in published scientific literature and nine approved therapeutic indications in the United States. Our initial development programs for ABP-450 are directed at migraine, cervical dystonia and gastroparesis. We selected these initial indications based on a comprehensive product assessment screen designed to identify indications where we believe ABP-450 can deliver significant value to patients, physicians and payors and where its clinical, regulatory and commercial characteristics suggest viability. We believe that ABP-450 has application in a broad range of indications and we plan to continue to explore additional indications that satisfy our product assessment screens.

1 Source: Decision Resources Group Therapeutic Botulinum Toxin Market Analysis Global 2021.

The FDA accepted our investigational new drug (“IND”) application for ABP-450 as a preventative treatment for migraine in October 2020, and we began treating patients in our Phase 2 clinical study beginning in March 2021. On October 19, 2023, we announced topline results from our Phase 2 clinical trial of ABP-450 for the preventive treatment of episodic migraine. The Phase 2 clinical trial for episodic migraine did not meet its primary endpoint, though it did show statistical significance on multiple secondary and exploratory endpoints, including the percentage of patients achieving a reduction from baseline of at least 50% in monthly migraine days and 75% in monthly migraine days during the weeks 21 to 24 of the treatment period and improvements on certain patient and rating scales. We plan to announce topline data related to chronic migraine in the second half of 2024.

The FDA accepted our IND application for ABP-450 as a treatment for cervical dystonia in October 2020, and we began treating patients in our Phase 2 clinical study beginning in April 2021. Topline data from the Phase 2 study, released in September 2022, confirmed that ABP-450 met all primary endpoints and a number of other key secondary endpoints, supporting the safety and efficacy of ABP-450 in reducing signs and symptoms associated with cervical dystonia. ABP-450 demonstrated adverse event rates similar to, or lower than, other botulinum toxin products for the treatment of cervical dystonia. ABP-450 also demonstrated potential for efficacy similar to, or better than, other botulinum toxin products for the treatment of cervical dystonia. We are in discussions with the FDA regarding the design of our Phase 3 study in cervical dystonia, which we expect to commence based on the availability of capital resources.

In December 2020, we initiated a preclinical gastroparesis study with 42 primates receiving multiple injections of ABP-450 across four dose ranges. We completed this preclinical study in January 2022. Following the preclinical study, we submitted an IND to the FDA and received a letter in May 2022 confirming that the IND-opening Phase 2a clinical study may proceed. We continue to evaluate various pathways to most efficiently advance this clinical development program.

ABP-450 has the same 900 kDa complex size as Botox. We believe physicians generally prefer the performance characteristics of the complete 900 kDa botulinum toxin complex for therapeutic uses and that this characteristic will provide ABP-450, if approved, a competitive advantage over other non-Botox therapeutic botulinum toxins currently on the market or in development. ABP-450, if approved, will be the only therapeutic botulinum toxin with significantly similar physiochemical properties as Botox.

We license ABP-450 from Daewoong, a South Korean pharmaceutical manufacturer, and have exclusive development and distribution rights for therapeutic indications in the United States, Canada, the European Union, the United Kingdom, and certain other international territories. Daewoong licenses the same 900 kDa botulinum toxin to Evolus for cosmetic indications, which it markets and sells under the name Jeuveau in the United States and Nuceiva in Canada and the European Union.

We have never been profitable from operations and, as of September 30, 2023, we had an accumulated deficit of $423.1 million. We have never generated revenue from ABP-450. Losses from operations were $29.6 million, income from operations of $57.9 million and $33.4 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and for the nine months ended September 30, 2022, respectively. Consolidated net losses attributable to our common stockholders were $38.0 million, income of $43.9 million and losses were $18.0 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and for the nine months ended September 30, 2022, respectively. As of September 30, 2023, we had $16.2 million in cash. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we have sufficient cash to fund our operating plan through mid-December 2023. Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

We do not expect to receive any revenue from ABP-450 or any future product candidates that we develop unless and until we obtain regulatory approval and commercialize ABP-450 or any future product candidates. We expect to continue to incur significant expenses and increasing net operating losses for the foreseeable future as we seek regulatory approval, prepare for and, if approved, proceed to commercialization of ABP-450.

We utilize clinical research organizations (“CROs”), to carry out our clinical development and we do not yet have a sales organization. We expect to incur significant expenses related to building our commercialization infrastructure, including marketing, sales and distribution functions, inventory build prior to commercial launch, training and deploying a specialty sales force and implementing a targeted marketing campaign.

Description of the Merger

At the effective time of the Merger (“Effective Time”), (i) each outstanding share of Old AEON common stock (on an as-converted basis after taking into effect the conversion of the outstanding warrants of Old AEON exercisable for shares of Old AEON preferred stock, the conversion of the shares of Old AEON preferred stock into Old AEON common stock in accordance with the governing documents of Old AEON as of the Effective Time, the conversion of the outstanding convertible notes of Old AEON into Old AEON common stock in accordance with the terms of such convertible notes and after giving effect to the issuance of Old AEON common stock in connection with the merger of ABP Sub, Inc. with and into Old AEON) issued and outstanding immediately prior to the Effective Time converted into the right to receive approximately 2.328 shares of our common stock. In addition, each share of Priveterra Class B common stock (“Founder Shares”), par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time converted into one share of common stock (of which 3,450,000 Founder Shares are subject to certain vesting and forfeiture conditions).

In addition, Priveterra entered into separate Forward Purchase Agreements with each of ACM ARRT J LLC (“ACM”), and Polar Multi-Strategy Master Fund (“Polar”), on June 29, 2023, for an OTC Equity Prepaid Forward Transaction. The Forward Purchase Agreements provide that each of Polar and ACM will separately be paid directly an aggregate cash amount (the “Prepayment Amount”), which was equal to an aggregate of $66.7 million based on the product of (i) 6,275,000 shares of Priveterra Class A Common Stock (the “Additional Shares”) and (ii) the redemption price per share of $10.63.

In satisfaction of the Prepayment Amount, on July 21, 2023, $66.7 million was obligated to be paid from the purchase of the Additional Shares by each of ACM and Polar pursuant to the terms of certain FPA Funding Amount PIPE Subscription Agreements between Priveterra and each of ACM and Polar. We did not have access to the Prepayment Amount immediately following the Closing and, depending on the manner in which the OTC Equity Prepaid Forward Transactions are settled, may never have access to the Prepayment Amount, which may adversely affect our liquidity and capital needs.

As a result of becoming a public company, we will need to hire additional staff and implement processes and procedures to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.

Components of Our Results of Operations

Revenue

We have generated no revenue from the sale of products and do not anticipate deriving any product revenue unless and until we receive regulatory approval for, and are able to successfully commercialize, ABP-450.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) expenses, consist primarily of compensation for personnel, including stock-based compensation, management, finance, legal, and regulatory functions. Other SG&A expenses include travel expenses, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. We anticipate that our SG&A expenses will increase in the future to support our continued research and development (“R&D”), activities. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of the NYSE American and the SEC, insurance, and investor relations costs. We expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If ABP-450 obtains United States regulatory approval for any indication, we expect that we would incur significantly increased expenses associated with building a sales and marketing team and funding commercial activities.

Research and Development Expenses

Our R&D expenses are primarily attributed to the development of ABP-450 for migraine, cervical dystonia and gastroparesis. Due to the stage of our development and our ability to use resources across all of our programs, most of our R&D costs are not recorded on a program-specific basis. We expect our R&D expenses to continue to increase as we continue our Phase 2 clinical studies for ABP-450 to treat migraine, commence a Phase 2 study of ABP-450 for gastroparesis, and as we develop and initiate a Phase 3 study of ABP-450 in cervical dystonia. R&D expenses associated with these studies will include third-party costs such as expenses incurred under agreements with CROs, the cost of consultants who assist with the development of ABP-450 on a program-specific basis, investigator grants, sponsored research, product costs in connection with acquiring ABP-450 from Daewoong for use in conducting preclinical and clinical studies, and other third-party expenses attributable to the development of our product candidates.

R&D activities will be critical to achieving our business strategy. As our pipeline programs enter the later stages of clinical development, we will generally incur greater development costs than those programs incurred in the earlier stages of clinical development, primarily due to the increased size and duration of later- stage clinical studies. We expect our R&D expenses to be significant over the next several years as we advance the clinical development of ABP-450 and prepare to seek regulatory approval.

As a result, we are unable to determine the duration and completion costs of our programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.

Acquired in-Process Research and Development

The Company records costs incurred in obtaining technology licenses to research and development expense as acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The IPR&D recorded at the Closing was written off and is included on the line in the consolidated financial statements (see Note 3 to the consolidated financial statements).

Change in Fair Value of Contingent Consideration

The Company determined that the Contingent Consideration Shares would be classified as a liability on the condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive loss.

Other (Loss) Income, Net

Other (loss) income, net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible notes, forward purchase agreements, warrant liabilities, each described below, at each balance sheet date.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.

Change in fair value of forward purchase agreement and make whole derivative - the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. On the line describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor or the Successor as they are not directly attributable to either period but instead were contingent on the Merger. Subsequent changes in the bifurcated derivatives are recorded in the condensed consolidated statements of operations and comprehensive loss.

Change in fair value of warrants - Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and comprehensive loss.

Income Tax Benefit

Our tax provision is comprised of United States and state income taxes. We currently record a full valuation allowance against our net deferred tax assets. We have provided for the tax effects of uncertain tax positions in our tax provision.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023		2022	2023		2022
	Predecessor July 1 to July 21	Successor July 22 to September 30	Predecessor July 1 to September 30	Predecessor January 1 to July 21	Successor July 22 to September 30	Predecessor January 1 to September 30
Operating expenses:
Selling, general and administrative	$1,055	$5,460	$2,436	$9,841	$5,460	$8,171
Research and development	1,573	6,383	7,477	19,803	6,383	25,225
Change in fair value of contingent consideration	—	(69,715)	—	—	(69,715)	—
Total operating costs and expenses	2,628	(57,872)	9,913	29,644	(57,872)	33,396
(Loss) income from operations	(2,628)	57,872	(9,913)	(29,644)	57,872	(33,396)
Other (loss) income:
Change in fair value of convertible notes	2,582	—	(666)	(3,528)	—	15,261
Change in fair value of warrants	—	1,593	—	—	1,593	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	(4,959)	(15,776)	—	(4,959)	(15,776)	—
Other income, net	5	186	141	114	186	142
Total other (loss) income, net	(2,372)	(13,997)	(525)	(8,373)	(13,997)	15,403
(Loss) income before taxes	(5,000)	43,875	(10,438)	(38,017)	43,875	(17,993)
Income taxes	—	—	—	—	—	—
(Loss) Income and comprehensive (loss) income	$(5,000)	$43,875	$(10,438)	$(38,017)	$43,875	$(17,993)
Basic and diluted net (loss) income per share	$(0.04)	$1.19	$(0.08)	$(0.28)	$1.19	$(0.13)
Weighted average shares of common stock outstanding used to compute basic and diluted net (loss) income per share	138,848,177	37,159,600	138,848,177	138,848,177	37,159,600	138,848,177

Comparison of the periods from July 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to September 30, 2023 (Successor), January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), to the three and nine months ended September 30, 2022 (Predecessor)

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $1.1 million and $5.5 million for the period from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively, an increase of $4.2 million, or 175%, compared to $2.4 million during the three months ended September 30, 2022 (Predecessor). The increase in S&GA expenses was primarily attributable to an increase of $2.2 million in legal expenses and professional fees related to the Merger, $1.2 million related to repricing of stock options in connection with the Merger and an increase in stock-based compensation expense of $0.5 million due to vesting of restricted stock units granted in 2023.

SG&A expenses were $9.8 million and $5.5 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively, an increase of $7.1 million, or 87%, compared to $8.2 million during the nine months ended September 30, 2022 (Predecessor). The increase in SG&A expenses was primarily attributable to an increase of $5.9 million in legal expenses and professional fees related to the Merger and $1.2 million related to repricing of stock options in connection with the Merger.

Research and Development (R&D) Expenses

R&D expenses were $1.6 million and $6.3 million for the period from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively, an increase of $0.4 million, or 5%, compared to $7.5 million during the three months ended September 30, 2022 (Predecessor). The increase was primarily attributable to a $0.2 million due to vesting of restricted stock units granted in 2023.

R&D expenses were $19.8 million and $6.3 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively, an increase of $0.9 million, or 4%, compared to $25.2 million during the nine months ended September 30, 2022 (Predecessor). The increase was primarily attributable to $0.8 million due to vesting of restricted stock units granted in 2023.

Change in Fair Value of Contingent Consideration

At the Closing, the Company recognized a gain of $69.7 million related to the change in the fair value of the contingent consideration liability for the period from July 22, 2023 to September 30, 2023 (Successor) related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares. See Note 6 to the consolidated financial statements for further discussion.

Other Income (Loss), Net

Other income (loss), net was loss of $2.4 million and $14.0 million for the period from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively, an increase in net other loss of $15.8 million, compared to loss of $0.5 million during the three months ended September 30, 2022 (Predecessor). The change is primarily due to loss on fair value of derivatives of $15.8 million (Successor), offset by income of $1.6 million for change in fair value of warrants (Successor), $5.0 million loss related to settlement of derivatives (Predecessor) and $2.6 million of income related to the change in value of convertible notes (Predecessor) compared to loss in the same period in the prior year primarily related to $0.7 million due to change in convertible notes (Predecessor).

Other income (loss), net was loss of $8.4 million and $14.0 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively, an increase in net other loss of $37.8 million, compared to income of $15.4 million during the nine months ended September 30, 2022 (Predecessor). The change is due to loss on fair value of derivatives of $15.8 million (Successor), loss of $3.5 million related to the change in value of convertible notes

(Predecessor), income of $1.6 million for change in fair value of warrants (Successor), $5.0 million loss related to the change in fair value of derivatives (Predecessor) compared to income during the nine months ended September 30, 2022 (Predecessor) primarily related to a $15.3 million due to change in fair value of convertible notes.

Liquidity and Capital Resources

Our primary sources of capital have been debt financing (Predecessor) and equity financing (Successor). We have has experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of September 30, 2023 (Successor), we had reported cash of $16.2 million and an accumulated deficit of $423.1 million.

On July 21, 2023 the Company closed the Merger. The funding available to the Company at the Closing included approximately $30 million of committed financing from existing and new AEON investors, as well as the cash remaining in Priveterra’s trust account after redemptions. The committed financings available immediately at the Closing provided the capital necessary to consummate the Merger and provided sufficient proceeds to fund the Company through the announcement of topline data from the Company’s Phase 2 study with ABP-450 for the preventive treatment of episodic migraine, which occurred in October 2023. As of the date of this report, we have sufficient cash to fund our operating plan through mid-December 2023. We are actively attempting to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. Any further development of ABP- 450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

In connection with the Merger, the Company also entered the Forward Purchase Agreements, which provide the Company with additional potential funding of up to approximately $73 million. However, the amounts, if any, that we receive pursuant to the Forward Purchase Agreements will depend on numerous factors, including the trading price of our common stock over the life of the Forward Purchase Agreements, which will be no more than two years from the date of the Closing. Under the terms of the Forward Purchase Agreements, the counterparties may also have the right under certain circumstances to accelerate the termination of the Forward Purchase Agreements, in which case we may not receive any proceeds and may incur material obligations. For example, if the shares are neither registered for resale under an effective resale registration statement (the deadline for which is 120 days, subject to certain conditions, after a written request for registration by a Seller) nor transferable without any restrictions pursuant to an exemption from the registration requirements of Section 5 of the Securities Act, including pursuant to Rule 144 (the “Unregistered Shares”), such Unregistered Shares would not be included in the calculation of the Settlement Amount and the Seller would not be obligated to pay us any amount, but we would still be obligated to pay such Seller the Settlement Amount Adjustment of $2.00 per share. In such a scenario, if all 6,275,000 shares of Common Stock purchased by the Sellers at the Closing were Unregistered Shares at settlement, we would potentially owe the Sellers an aggregate of approximately $12.6 million. Further, we may be required to make cash payments to the counterparties in respect of settlement amounts under the Forward Purchase Agreements, such as in the case of a failure to maintain the listing of our Common Stock on a national securities exchange. Any of the above scenarios may adversely affect our liquidity and capital needs.

We have incurred operating losses and negative cash flows from operating activities since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. We expect to continue to incur substantial costs in order to conduct R&D activities necessary to develop and commercialize our product candidates. Until such time, if ever, as we can generate substantial product revenue from sales of ABP-450, we will need additional capital to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to reduce the scope of or eliminate some of our development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations.

Our primary use of cash is to fund operating expenses, which consist of R&D expenditures as well as SG&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses.

We may also seek to raise additional capital through the sale of public or private equity or convertible debt securities. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends to holders of our common stock. If we undertake discretionary financing by issuing equity securities or convertible debt securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at a price per share that is less than the price per share paid by current public stockholders. If we sell common stock, convertible securities, or other equity securities in more than one transaction, stockholders may be further diluted by subsequent sales. Additionally, future equity financings may result in new investors receiving rights superior to our existing stockholders. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

We may receive additional capital from the cash exercise of the Warrants. However, the exercise price of our Warrants and the Private Placement Warrants is $11.50 per warrant and the last reported sales price of our common stock on November 10, 2023 was $4.18. The likelihood that holders of Warrants will exercise their Warrants or Private Placement Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our Common Stock and we do not currently expect to receive any cash proceeds from the exercise of Warrants in the short- to medium-term due to the trading price of our common stock. If the trading price for our common stock continues to be less than $11.50 per share, we do not expect holders to exercise their Warrants. Additionally, the Private Placement Warrants may be exercised on a cashless basis and we will not receive any proceeds from such exercise, even if the Private Placement Warrants are in-the-money. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of Warrants when planning for our operational funding needs.

To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product licenses on terms that may not be favorable to us. If these sources are insufficient to satisfy our liquidity requirements, we will seek to raise additional funds through future equity or debt financings. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. There can be no assurance that our efforts to procure additional financing will be successful or that, if they are successful, the terms and conditions of such financing will be favorable to us or our stockholders. If we are unable to raise additional financing when needed, we may be required to delay, reduce, or terminate the development, commercialization and marketing of our products and scale back our business and operations.

As a result of these conditions, management has concluded that substantial doubt about our ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that the financial statements included in this Report are issued. Our financial information throughout this Report and our financial statements included elsewhere in this Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our condensed consolidated financial statements do not include any adjustments that may result from an unfavorable outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure sources of financing and ultimately attain profitable operations.

Net Cash Used in Operating Activities

Net cash used in operating activities for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) were $21.7 million and $15.1 million, respectively, consisting primarily of a net loss of $38.0 million (Predecessor) and income of $43.9 million (Successor) and non-cash charges of $53.2 million, consisting primarily of $3.5 million related to the change in fair value of the convertible notes (Predecessor), $(1.6) million related to change in fair value of warrants (Successor), $15.8 million related to change in fair value of derivatives (Successor), $(69.7) million related to change in fair value of contingent consideration (Successor) and a $5.6 million non-cash expense related to stock-based compensation for our executives and directors, consisting of $3.2 million (Predecessor) and $2.4 million (Successor).

Net cash used in operating activities for the nine months ended September 30, 2022 was $27.1 million, consisting primarily of a net loss of $18.0 million and non-cash items of $10.7 million, consisting primarily of $15.3 million related to the change in the fair value of the convertible notes (Predecessor) offset by a $4.2 million non-cash expense related to stock-based compensation for our executives and directors (Predecessor).

Cash Flows from Investing Activities

Net cash used in investing activities for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) were $0 and $0, respectively, and $0.3 million for the nine months ended September 30, 2022 (Predecessor), related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) were $14.0 million and $0, respectively, primarily related to the issuance of convertible notes.

Net cash provided by financing activities for the nine months ended September 30, 2022 (Predecessor) was $44.5, primarily related to the issuance of convertible notes.

Convertible Notes (Predecessor)

Our convertible notes prior to the Merger included the Strathspey Crown Note, the SCH Convertible Note, the 2019 Convertible Notes, 2021 A1 Convertible Notes and the Daewoong Convertible Note, each described in more detail below. At the Closing, the convertible notes were converted into shares of Successor common stock.

Strathspey Crown Note and SCH Convertible Note. Since December 2013, we had been party to an intercompany credit line promissory note (the “Strathspey Crown Note”), pursuant to which SCH, our majority stockholder, had advanced borrowings to us to fund our capital requirements. Effective as of January 2, 2020, we and SCH cancelled all obligations under the Strathspey Crown Note and in exchange we issued a convertible promissory note to SCH (the “SCH Convertible Note”, with a principal amount of $17.5 million. We accounted for the debt exchange as an extinguishment of the Strathspey Crown Note and recognized a loss on debt extinguishment of $11.8 million, representing the difference between the fair value of the SCH Convertible Note of $26.5 million, the fair value of which included the principal plus the value of the embedded features as described below at January 2, 2020 and total obligations outstanding under the Strathspey Crown Note of $15.8 million less the unamortized borrowing cost of $0.5 million. The SCH Convertible Note and the interest due thereupon was paid out in shares of Old AEON common stock immediately prior to the consummation of the Merger, which were then converted into shares of Successor common stock at the Closing.

2019 Debt Financings. In June 2019, we entered into a senior unsecured note purchase agreement (the “Original 2019 Note Purchase Agreement”), with Dental Innovations BVBA (“Dental Innovations”), pursuant to which we issued Dental Innovations a promissory note (the “Original 2019 Note”), with a principal amount of $5.0 million. Pursuant to the terms of the Original 2019 Note, we were required to repay a total of $8.75 million, representing all principal and interest owed, upon the earliest to occur of (i) June 19, 2022, (ii) Dental Innovations’ demand for repayment following our completion of an initial public offering and (iii) our election to repay the Original 2019 Note in full.

Under the Original 2019 Note Purchase Agreement, Dental Innovations committed to purchase from us an additional promissory note with a principal amount of $5.0 million, subject to our issuing and selling an additional promissory note with a principal amount of $5.0 million to a lender not affiliated with Dental Innovations. Any such additional promissory notes were to have the same payment terms as the Original 2019 Note.

In December 2019, we entered into an amendment to the Original 2019 Note Purchase Agreement that provided for the exchange of the Original 2019 Note for a convertible promissory note with a principal amount of $5.0 million. In addition, Dental Innovations was no longer committed to purchase from us an additional promissory note with a principal amount of $5.0 million subject to us issuing and selling an additional promissory note with a principal amount of $5.0 million to a lender not affiliated with Dental Innovations. In December 2019, we issued and sold five additional convertible promissory notes, each with a principal amount of $1.0 million, including one to SCH and one to a member of our board of directors. All six such convertible promissory notes are referred to as the 2019 Convertible Notes.

The 2019 Convertible Notes and the interest due thereupon was converted into in shares of Old AEON common stock immediately prior to the consummation of the Merger, which were then converted into shares of Successor common stock at the Closing.

A1 Convertible Notes. In December 2021, we entered into an agreement with A1 (the “A1 Purchase Agreement”), pursuant to which we expected to issue subordinated convertible promissory notes to A1 with an aggregate principal amount of $25.0 million. On December 8 and 15, 2021, we issued two convertible notes (together, the “2021 A1 Convertible Notes”), each with a principal amount of $5.0 million and totaling $10.0 million, that each matures on the third anniversary of its issuance. The 2021 A1 Convertible Notes were unsecured and subordinated to our other convertible notes.

The 2021 A1 Convertible Notes bore interest daily at the lesser of 10% per annum or the maximum rate permissible by law. Interest was paid in-kind by adding the accrued amount thereof to the principal amount on a monthly basis on the last day of each calendar month for so long as any principal amount remained outstanding.

Subsequent to December 31, 2021, we issued five additional tranches of subordinated convertible promissory notes to A1 on February 18, 2022, March 9, 2022, April 14, 2022, June 3, 2022 and July 1, 2022 (collectively, the “2022 A1 Convertible Notes”), the first four with a principal amount of $3.0 million each and the fifth issued July 1, 2022, for a principal amount of $2.5 million and totaling $14.5 million. The terms of the 2022 A1 Convertible Notes are similar to those of the 2021 A1 Convertible Notes. As of December 31, 2022 and June 30, 2023, the principal balance was $14.5 million, with an estimated fair value of $13.5 million and $15.2 million, respectively.

Additionally, on March 30, 2022, we amended the 2021 A1 Convertible Notes and the convertible notes issued on February 18, 2022 and March 9, 2022 to remove the discount rate associated with the automatic conversion of any outstanding convertible notes into share of common stock in connection with an initial public offering.

On March 6, 2023, we entered into an agreement with A1 (the “Original A1 Note Subscription Agreement”), pursuant to which we issued subordinated convertible promissory notes to A1 with an aggregate principal amount of $6.0 million (the “March 2023 A1 Convertible Notes”), that matured upon the earlier of (x) the date of the consummation of the Merger and (y) December 29, 2023. The March 2023 A1 Convertible Notes bore interest at 15.79% based on simple interest daily, unless issued at least five days prior to maturity date. The March 2023 A1 Convertible Notes were unsecured and subordinated to the Company’s other convertible notes. As of June 30, 2023, the principal amount outstanding was $6 million with an estimated fair value of $7.9 million.

In April 2023, the contingent warrants were amended to include the merger between AEON and Old AEON as a qualifying listing under the warrant agreement, which stated that the holders of the contingent warrants would exercise the warrants, and that the holders would receive 85% of the shares the holders would have been entitled to receive via the previous warrant agreement. The contingent warrants were cancelled at the same time the convertible notes were converted to shares of the Company’s stock. The Company determined that the contingent warrants amendment modified the settlement provision in the 2019 Convertible Notes. The Company determined that the amendment should be accounted for as a debt extinguishment. Since the noteholders were both shareholders of Old AEON and Evolus and Alphaeon Credit, the debt extinguishment was accounted for as a capital transaction on the April 2023 modification date. As such, due to the warrant modification, the Predecessor recognized a $5.2 million reduction to the underlying fair value of the convertible notes and recorded a corresponding increase of $5.2 million to additional paid in capital during the periods from January 1, 2023 to July 21, 2023 (Predecessor).

On May 2, 2023, we entered into an agreement with A1, pursuant to which we issued subordinated convertible promissory notes to A1 with an aggregate principal amount of $6.0 million (“May 2023 A1 Convertible Notes”) that matured on the earlier of (x) the date of the consummation of the Merger and (y) December 29, 2023. The May 2023 A1 Convertible Notes bore interest at 15.79%, based on simple interest daily. The May 2023 A1 Convertible Notes were unsecured and subordinated to the Company’s other convertible notes.

On June 23, 2023, A1 entered into an amendment to its Original A1 Note Subscription Agreement (the “Amended A1 Note Subscription Agreement”), to add the subscription of $20 million additional aggregate principal of subordinated convertible promissory notes. In connection therewith, on June 8, 2023, we and Priveterra entered into a Committed Financing Agreement with A1, or the Additional Committed Financing Agreement, pursuant to which A1 agreed to purchase, and Priveterra and we agreed to sell to A1, an additional $20 million aggregate principal of interim notes convertible into 2,857,143 shares of Priveterra Class A common stock, for a purchase price of $7.00 per share pursuant to the Additional Committed Financing Agreement.

On June 27, 2023, we entered into an agreement with A1, pursuant to which we issued subordinated convertible promissory notes to A1 with an aggregate principal amount of $2.0 million (“June 2023 A1 Convertible Notes”) that matured on the earlier of (x) the date of the consummation of the Merger and (y) December 29, 2023. The June 2023 A1 Convertible Notes bore interest at 15.79%, based on simple interest daily. The June 2023 A1 Convertible Notes were unsecured and subordinated to the Company’s other convertible notes.

The 2021 A1 Convertible Notes and 2022 A1 Convertible Notes and the interest due thereupon were repaid in shares of Old AEON common stock immediately prior to the consummation of the Merger, which were then converted into shares of Successor common stock at the Closing. The March 2023 A1 Convertible Notes, the May 2023 A1 Convertible Notes and the convertible notes subscribed for under the Amended A1 Note Subscription Agreement and Additional Committed Financing Agreement were repaid in shares of Priveterra Class A Common Stock immediately prior to the consummation of the Merger and are not subject to any contractual lock-up.

Daewoong Convertible Notes. In August 2020, we entered into a Convertible Promissory Note Purchase Agreement with Daewoong (the “Daewoong Purchase Agreement”), pursuant to which we issued Daewoong two subordinated convertible promissory notes (the “2020 Daewoong Convertible Notes”), with an aggregate principal amount of $25.0 million. The 2020 Daewoong Convertible Notes have similar terms, of which one was issued on August 27, 2020 with a principal amount of $10.0 million and the other was issued on September 18, 2020 with a principal amount of $15.0 million. The 2020 Daewoong Convertible Notes were unsecured and subordinated to the 2019 Convertible Notes.

The 2020 Daewoong Convertible Notes bore interest daily at 3% per annum with semiannual compounding. Interest was paid in-kind by adding the accrued amount thereof to the principal amount on a semi-annual basis on June 30th and December 31st of each calendar year for so long as any principal amount remained outstanding (such paid in-kind interest, in the aggregate at any time, the “PIK Principal”). The 2020 Daewoong Convertible Notes had a maturity date of September 18, 2025.

In May 2021, the Daewoong Purchase Agreement was amended to provide for the issuance of an additional subordinated convertible promissory note by us to Daewoong at an initial principal amount of $5.0 million. The subordinated convertible promissory note was issued with terms similar to the two subordinated convertible promissory notes issued in 2020 and matures on May 12, 2026 (together with the 2020 Daewoong Convertible Notes, the “Daewoong Convertible Notes”).

On July 29, 2022, we entered into a Convertible Promissory Note Purchase Agreement between us and Daewoong (the “2022 Daewoong Note Purchase Agreement”), for total available financing of $30 million. The note purchased under the 2022 Daewoong Note Purchase Agreement (the “2022 Daewoong Note”), had a stated interest rate of 15.79% per annum. The 2022 Daewoong Note had a maturity date of December 29, 2023.

As of December 31, 2022 and 2021, and June 30, 2023, the principal amount outstanding (excluding the PIK Principal) under the Daewoong Convertible Notes and the 2022 Daewoong Note was $60.0 million and $30.0 million, and $60.0 million, respectively, with an estimated fair value of $67.3 million and $35.0 million, and $67.7 million, respectively.

On June 27, 2023, we entered into an agreement with Daewoong, (the “Daewoong Note Subscription Agreement”), pursuant to which we issued subordinated convertible promissory notes to Daewoong with an aggregate principal amount of $5.0 million (the “2023 Daewoong Convertible Notes”), that matured upon the date of the consummation of the Merger. The 2023 Daewoong Convertible Notes were unsecured and subordinated to the Company’s other convertible notes.

The Daewoong Convertible Notes and the 2022 Daewoong Note and the interest due thereupon were repaid in shares of Old AEON common stock immediately prior to the consummation of the Merger, which were then converted into shares of Successor common stock at the Closing. The 2023 Daewoong Convertible Notes were repaid in shares of Priveterra Class A Common Stock immediately prior to the consummation of the Merger and are not subject to any contractual lock-up, which were then converted into shares of Successor common stock at the Closing.

Committed Financings and Forward Purchase Agreements in Connection with the Merger

Committed Financing

In connection with the Merger, on January 6, 2023, Priveterra and Old AEON entered into separate subscription agreements for convertible notes with each of A1 and Daewoong (the “Original Committed Financing Agreements”), pursuant to which A1 and Daewoong agreed to purchase, and Priveterra and Old AEON agreed to sell to each of them, $15 million and $5 million, respectively, for $20 million aggregate of principal of interim notes convertible into an aggregate of 2,857,143 shares of Priveterra Class A common stock for a purchase price of $7.00 per share. Further, on June 8, 2023, Old AEON and Priveterra entered into a committed financing agreement with A1 (the “Additional Committed Financing Agreement”), pursuant to which A1 agreed to purchase, and Priveterra and Old AEON agreed to sell to A1, an additional 20 million aggregate principal of interim notes convertible into 2,857,143 shares of Priveterra Class A common stock, for a purchase price of $7.00 per share. The proceeds from the interim notes were used to fund Old AEON’s operations through the consummation of the Merger. Upon Closing, all of the aggregate principal amount of interim notes, along with accrued interest, converted into an aggregate of 5,797,611 of common stock.

Forward Purchase Agreements (Successor)

On June 29, 2023, Priveterra and Old AEON entered into the Forward Purchase Agreements with each of (i) ACM and (ii) Polar (each of ACM ARRT J LLC and Polar, individually, a “Seller”, and together, the “Sellers”) for OTC Equity Prepaid Forward Transactions. For purposes of each Forward Purchase Agreement, Priveterra is referred to as the “Company” prior to the consummation of the Merger, while AEON is referred to as the “Company” after the consummation of the Merger. Any reference herein to the “Forward Purchase Agreement” are to be treated as a reference to each Seller’s separate agreement and should be construed accordingly and any action taken by a Seller should be construed as an action under its own respective agreement.

Pursuant to the terms of the Forward Purchase Agreements, the Sellers intended, but were not obligated, to purchase up to 7,500,000 shares of Priveterra Class A Common Stock in the aggregate concurrently with the Closing pursuant to each Seller’s respective FPA Funding Amount PIPE Subscription Agreement, less the 236,236 shares of Priveterra Class A Common Stock purchased by ACM ARRT J LLC from third parties through a broker in the open market prior to the Closing, for which all redemption rights were irrevocably waived (such shares, the “Recycled Shares”). No Seller shall be required to purchase an amount of shares of Priveterra Class A Common Stock that would result in that Seller owning more than 9.9% of the total shares of Priveterra Class A Common Stock outstanding immediately after giving effect to such purchase, unless such Seller, at its sole discretion, waives such 9.9% ownership limitation. The Number of Shares subject to a Forward Purchase Agreement is subject to reduction following a termination of the Forward Purchase Agreements with respect to such shares as described under “Optional Early Termination” in the respective Forward Purchase Agreements.

Each Forward Purchase Agreement provides that a Seller will be paid directly the Prepayment Amount which was equal to an aggregate of $66.7 million based on the product of (i) 6,275,000 shares of Priveterra Class A Common Stock and (ii) the redemption price per share of $10.63.

On July 21, 2023, the Company was obligated to pay to each Seller separately the Prepayment Amount required under its respective Forward Purchase Agreement, except that since the Prepayment Amount payable to a Seller was to be paid from the purchase of the Additional Shares by such Seller pursuant to the terms of its respective FPA Funding Amount PIPE Subscription Agreement, such amount was netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller will be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. Therefore, the aggregate Prepayment Amount of $66.7 million was netted against the proceeds paid from the purchase of the Additional Shares in the aggregate by the Sellers pursuant to the FPA Funding Amount PIPE Subscription Agreements. We did not have access to the Prepayment Amount immediately following the Closing and, depending on the manner in which the OTC Equity Prepaid Forward Transactions are settled, may never have access to the Prepayment Amount, which may adversely affect our liquidity and capital needs. The Prepayment Amount of $66.7 million was recorded as Subscription Receivables on the condensed consolidated balance sheets at present value of $60.7 million, with the $6.0 million being recorded to loss on forward purchase agreement derivative contract and PIPE loss on the condensed consolidated statements of operations.

The redemption price per share in the Forward Purchase Agreements is subject to a reset price (the "Reset Price"). The Reset Price was initially the redemption price per share of $10.63 per share. Beginning 90 days after the Closing, the Reset Price became subject to monthly resets, to be the lowest of (a) the then-current Reset Price, (b) $10.63 and (c) the 30-day volume-weighted average price of the our Common Stock immediately preceding such monthly reset. The monthly resets of the Reset Price are subject to a floor of $7.00 per share (the “Reset Price Floor”); however, if during the term of the Forward Purchase Agreements, we sell or issue any shares of common stock or securities convertible or exercisable for shares of Common Stock at an effective price of less than the Reset Price (a “Dilutive Offering”), then the Reset Price would immediately reset to the effective price of such offering and the Reset Price Floor would be eliminated. Additionally, in the event of a Dilutive Offering, the maximum number of shares available under the Forward Purchase Agreements could be increased if the Dilutive Offering occurs at a price below $10.00 per shares. The maximum number of shares would be reset to equal 7,500,000 divided by a number equal to the offering price in the Dilutive Offering divided by $10.00. As of November 10, 2023, the Reset Price is equal to $7.00 per share and the closing price for our Common Stock was $4.18. Elimination of the Reset Price Floor may result in the Sellers selling the shares covered by the Forward Purchase Agreements at lower prices and in us receiving less of the Prepayment Amount.

We did not have access to the Prepayment Amount immediately following the Closing and, depending on the manner of settlement for the transactions covered by the Forward Purchase Agreements, may have limited or no access to the Prepayment Amount, particularly if our Common Stock continues to trade below the prevailing Reset Price. Further, we may be required to make cash payments to the counterparties in respect of settlement amounts under the Forward Purchase Agreements, such as in the case of a failure to maintain the listing of our Common Stock on a national securities exchange. Any of the above scenarios may adversely affect our liquidity and capital needs.

From time to time and on any date following the Merger (any such date, an “OET Date”), any Seller may, in its absolute discretion, terminate its Forward Purchase Agreement in whole or in part by providing written notice to the Company (the “OET Notice”), no later than the next Payment Date following the OET Date (which shall specify the quantity by which the Number of Shares shall be reduced (such quantity, the “Terminated Shares”)). The effect of an OET Notice shall be to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Company shall be entitled to an amount from the Seller, and the Seller shall pay to the Company an amount, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price in respect of such OET Date. The payment date may be changed within a quarter at the mutual agreement of the parties.

The “Valuation Date” will be the earlier to occur of (a) the date that is two years after the Closing Date pursuant to the Business Combination Agreement; (b) the date specified by Seller in a written notice to be delivered to AEON at such Seller’s discretion (which Valuation Date shall not be earlier than the day such notice is effective) after the occurrence of any of (w) a VWAP Trigger Event, (x) a Delisting Event, or (y) a Registration Failure (defined terms in each of clauses (b)(w) through (b)(y), as described in further detail below) and (c) 90 days after delivery by AEON of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period that occurs at least 6 months after the Closing Date, the VWAP Price is less than the current Reset Price Floor of $7.00 per share; provided, however, that the Reset Price may be reduced immediately to any lower price at which the Company sells, issues or grants any shares or securities convertible or exchangeable into shares (other than, among other things, grants or issuances under the Company’s equity compensation plans, any securities issued in connection with the Merger or any securities issued in connection with the FPA Funding Amount PIPE Subscription Agreements), subject to certain exceptions, in which case the Reset Price Floor would be eliminated. Elimination of the Reset Price Floor may result in the Sellers selling the shares covered by the Forward Purchase Agreements at lower prices and in us receiving less of the Prepayment Amount.

On the Cash Settlement Payment Date, which is the tenth local business day following the last day of the valuation period commencing on the Valuation Date, a Seller shall pay the Company a cash amount equal to (1) (A) a maximum of up to 7,500,000 shares of common stock (the “Number of Shares”) as of the Valuation Date less the number of Unregistered Shares, multiplied by (B) the volume-weighted daily VWAP Price over the Valuation Period less (2) if the Settlement Amount Adjustment is less than the cash amount to be paid, the Settlement Amount Adjustment. The Settlement Amount Adjustment is equal to (1) the Number of Shares as of the Valuation Date multiplied by (2) $2.00 per share, and the Settlement Amount Adjustment will be automatically netted from the Settlement Amount. For example, if the VWAP Price over the Valuation Period were equal to the sales price of our Common Stock on

November 10, 2023, or $4.18, we would receive a cash amount equal to (A) (i) the number of shares to be sold by the Sellers multiplied by (ii) $4.18, less (B) the product of (i) such number of shares sold by the Sellers multiplied by (ii) $2.00; in other words, the Sellers would be obligated to pay us $2.18 per share sold by the Sellers. If the Sellers were to sell all 6,275,000 shares of Common Stock purchased at the Closing, the Company would receive an aggregate of $13.7 million in proceeds, based on such sales price of $4.18. However, if the shares are neither registered for resale under an effective resale registration statement (the deadline for which is 120 days, subject to certain conditions, after a written request for registration by a Seller) nor transferable without any restrictions pursuant to an exemption from the registration requirements of Section 5 of the Securities Act, including pursuant to Rule 144 (the “Unregistered Shares”), such Unregistered Shares would not be included in the calculation of the Settlement Amount and the Seller would not be obligated to pay us any amount, but we would still be obligated to pay such Seller the Settlement Amount Adjustment of $2.00 per share. In such a scenario, if all 6,275,000 shares of Common Stock purchased by the Sellers at the Closing were Unregistered Shares at settlement, we would potentially owe the Sellers an aggregate of approximately $12.6 million.

If the Settlement Amount Adjustment exceeds the Settlement Amount, the Company will pay the Seller in shares of common stock or, at the Company’s election, in cash. Under such circumstances, we may not have sufficient shares authorized and may not have sufficient funds or be able to obtain financing from third parties to pay such amount. Breach by us of any of these obligations could constitute an event of default under a Forward Purchase Agreement, which could subject us to financial exposure thereunder (including arising from potential indemnification claims by a Seller). These uncertainties with respect to the number of shares we may be required to issue or amount of cash we may owe under the Forward Purchase Agreements could materially and adversely affect our ability to raise capital, our liquidity position, our ability to operate our business and execute our business strategy, and the trading volatility and price of our securities. In addition, future debt or other contractual agreements may contain cross-default or cross-acceleration provisions that could be triggered if we defaulted on our obligations to a Seller. The Forward Purchase Agreements would be canceled and all obligations due thereunder would be accelerated in the event of the bankruptcy of the Company or a sale of the Company for consideration other than stock of another entity. In the event of a tender offer or a sale of the Company for stock of another company, the terms of the Forward Purchase Agreement would be adjusted to give effect to the tender offer or sale transaction. Any or all of these consequences could have material adverse consequences for us.

Forward Purchase Agreement Subscription and Letter Agreements

On June 29, 2023, Priveterra entered into separate subscription agreements (the “FPA Funding Amount PIPE Subscription Agreements”) with each of ACM ARRT J LLC and Polar (collectively, the “FPA Funding PIPE Investors”). Pursuant to the FPA Funding Amount PIPE Subscription Agreements, the FPA Funding PIPE Investors agreed to subscribe for and purchase, and Priveterra agreed to issue and sell to the FPA Funding PIPE Investors, on the Closing, an aggregate of up to 7,500,000 shares of Priveterra Class A Common Stock, less the Recycled Shares in connection with the Forward Purchase Agreements.

On June 29, 2023, Priveterra entered into separate subscription agreements (the “New Money PIPE Subscription Agreements”) with each of ACM ASOF VIII Secondary-C LP, the Polar Affiliate and certain other investors (collectively, the “New Money PIPE Investors”). Pursuant to the New Money PIPE Subscription Agreements, the New Money PIPE Investors subscribed for and purchased, and Priveterra issued and sold to the New Money PIPE Investors, on the Closing Date, an aggregate of 1,001,000 shares of Priveterra Class A Common Stock for a purchase price of $7.00 per share, for aggregate gross proceeds of $7.0 million (the “New Money PIPE Investment”).

On June 29, 2023, the Sponsor entered into separate letter agreements (each, “Letter Agreement” and collectively, the “Letter Agreements”) with each of ACM ASOF VIII Secondary-C LP and Polar. Pursuant to the Letter Agreements, in the event that the average price per share at which shares of common stock purchased pursuant to the New Money PIPE Subscription Agreements that are transferred during the period ending on the earliest of (A) June 21, 2025, (B) the date on which the applicable Forward Purchase Agreement terminates and (C) the date on which all such shares are sold (such price, the “Transfer VWAP”, and such period, the “Measurement Period”) is less than $7.00 per share, then (i) ACM ASOF VIII Secondary-C LP and Polar shall be entitled to receive from Sponsor a number of additional shares of common stock that have been registered for resale by us under an effective resale registration statement pursuant to the Securities Act, under which ACM ASOF VIII Secondary-C LP and Polar may sell or transfer such shares of common stock in an amount that is equal to the lesser of (A) a number of shares of common stock equal to the Make-Whole Amount divided by the VWAP (measured as of the date the additional shares are transferred to ACM ASOF VIII Secondary-C LP or Polar, as applicable) and (B) an aggregate of 400,000 shares of common stock (the “Additional Founder Shares”) and (ii) Sponsor shall promptly (but in any event within fifteen (15) business days) after the Measurement Date, transfer the Additional

Founder Shares to ACM ASOF VIII Secondary-C LP or Polar, as applicable. “Make-Whole Amount” means an amount equal to the product of (A) $7.00 minus the Transfer VWAP multiplied by (B) the number of Transferred PIPE Shares. “VWAP” means the per share volume weighted average price of the common stock in respect of the five consecutive trading days ending on the trading day immediately prior to the Measurement Date. “Measurement Date” means the last day of the Measurement Period.

Contingent Consideration

As part of the Merger, Founder Shares and certain Participating Stockholders shares (together, “Contingent Consideration Shares”), as further discussed below, contain certain contingent provisions.

On April 27, 2023, Priveterra and Old AEON amended the Business Combination Agreement. Concurrently with the amendment to the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. In addition following the Closing, certain AEON Stockholders will be issued a portion of up to 16,000,000 additional shares of common stock

Pursuant to the terms of the Sponsor Support Agreement, as amended, effective immediately after the Closing, 50% of the Founder Shares (i.e., 3,450,000 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in this Sponsor Support Agreement. The remaining 50% of the Founder Shares and 100% of the Private Placement Warrants are not subject to such restrictions and forfeiture provisions. The Contingent Founder Shares shall vest, and shall become free of the provisions as follows:

● 1,000,000 of the Contingent Founder Shares (the “Migraine Phase 3 Contingent Founder Shares”) shall vest upon the achievement of the conditions for the issuance of the Migraine Phase 3 Contingent Consideration Shares on or prior to the Migraine Phase 3 Outside Date;

● 1,000,000 of the Contingent Founder Shares (the “CD BLA Contingent Founder Shares”) shall vest upon the achievement of the conditions for the issuance of the CD BLA Contingent Consideration Shares on or prior to the CD BLA Outside Date; and

● 1,450,000 of the Contingent Founder Shares (the “Episodic/Chronic Migraine Contingent Founder Shares”) shall vest upon the earlier of (x) the achievement of the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares on or before the Episodic Migraine Outside Date and (y) the achievement of the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares on or before the Chronic Migraine Outside Date.

The Sponsor has agreed not to vote the Contingent Founder Shares during any period of time that such Contingent Founder Shares are subject to vesting.

Following the Closing, in addition to the consideration received at the Closing and as part of the overall consideration paid in connection with the Merger, certain holders of common stock in Old AEON (the “Participating AEON Stockholders”) will be issued a portion of up to 16,000,000 additional shares of common stock, as follows:

● 1,000,000 shares of common stock, in the aggregate, if, on or before June 30, 2025 (as it may be extended, the “Migraine Phase 3 Outside Date”), the Company shall have commenced a Phase 3 clinical study for the treatment of chronic migraine or episodic migraine, which Phase 3 clinical study will have been deemed to commence upon the first subject having received a dose of any product candidate that is being researched, tested, developed or manufactured by or on behalf of the Company or any of its subsidiaries (any such product candidate, a “Company Product”) in connection with such Phase 3 clinical study (such 1,000,000 shares of common stock, the “Migraine Phase 3 Contingent Consideration Shares”); and

● 4,000,000 shares of common stock, in the aggregate, if, on or before November 30, 2026 (as it may be extended, the “CD BLA Outside Date”), the Company shall have received from the FDA acceptance for review of the BLA submitted by the Company for the treatment of cervical dystonia (such 4,000,000 shares of common stock, the “CD BLA Contingent Consideration Shares”);

● 4,000,000 shares of common stock, in the aggregate, if, on or before June 30, 2029 (as it may be extended, the “Episodic Migraine Outside Date”), the Company shall have received from the FDA acceptance for review of the BLA submitted by the Company for the treatment of episodic migraine (such 4,000,000 shares of common stock, the “Episodic Migraine Contingent Consideration Shares”); provided that in the event the satisfaction of the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares occurs prior to the satisfaction of the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares, then the number of Episodic Migraine Contingent Consideration Shares shall be increased to 11,000,000 shares of common stock; and

● 7,000,000 shares of common stock, in the aggregate, if, on or before June 30, 2028 (as it may be extended, the “Chronic Migraine Outside Date”, and together with the Migraine Phase 3 Outside Date, the CD BLA Outside Date and the Episodic Migraine Outside Date, the “Outside Dates”), the Company shall have received from the FDA acceptance for review of the BLA submitted by AEON for the treatment of chronic migraine (such 7,000,000 shares of common stock, the “Chronic Migraine Contingent Consideration Shares”); provided that in the event that the number of Episodic Migraine Contingent Consideration Shares is increased to 11,000,000, then the number of Chronic Migraine Contingent Consideration Shares shall be decreased to zero and no Contingent Consideration Shares will be issued in connection with the satisfaction of the conditions to the issuance of the Chronic Migraine Contingent Consideration Shares.

● In the event that the Company licenses any of its products (except in connection with migraine or cervical dystonia indications) to a third-party licensor for distribution in the U.S. market (a “Qualifying License”) prior to the satisfaction of (x) the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares and (y) the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares, then upon the entry of AEON into such Qualifying License, 2,000,000 shares of common stock shall become due and payable to Participating Stockholders and the number of Episodic Migraine Contingent Consideration Shares and (A) the number of Episodic Migraine Contingent Consideration Shares shall be reduced by 1,000,000 or by 2,000,000 and (B) the number of Chronic Migraine Contingent Consideration Shares shall be reduced by 1,000,000, but not below zero.

The Company accounts for the Contingent Consideration Shares as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive loss, while the founder shares were recorded to equity. As of September 30, 2023 (Successor), the contingent consideration liability was $72.1 million. For the period from July 22, 2023 to September 30, 2023 (Successor), the income related to the change in fair value of contingent consideration was $69.7 million.

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the successor period July 22, 2023 to September 30, 2023, the Company recognized $69.7 million in income related to the change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive loss.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with United States GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience.

While our significant accounting policies are more fully described in the notes to our financial statements appearing elsewhere in this Report, we believe the following accounting policies to be most critical for fully understanding and evaluating our financial condition and results of operations, as these policies relate to the more significant areas involving management’s judgments and estimates.

Fair Value Option

We elected to account for our convertible promissory notes, warrants, forward purchase agreement and contingent consideration, which met the required criteria, at fair value at inception. Subsequent changes in fair value are recorded as a component of other (loss) income in the condensed consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the liabilities are expensed as incurred.

Convertible Preferred Stock (Predecessor)

Prior to the Merger, we recorded convertible preferred stock at their respective issuance price, less issuance costs on the dates of issuance. The convertible preferred stock was classified outside of permanent equity as temporary equity in the accompanying condensed consolidated balance sheets. Although the convertible preferred stock was not redeemable, upon certain change in control events that were outside of our control, including liquidation, sale or transfer of control of us, holders of the convertible preferred stock had the right to receive their liquidation preference to any distribution of the proceeds under the terms of our amended and restated certificate of incorporation.

Contingent Considerations (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive loss.

Forward Purchase Agreements (Successor)

Based on the applicable guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”), the Company has determined it is a freestanding financial instrument and the prepaid forward contract is a derivative instrument. The Company has recorded the prepaid forward contract as a derivative liability and measured it at fair value with the initial value of the derivative recorded as a loss in the consolidated statements of operations and comprehensive loss. Subsequent changes in the fair value of the forward purchase agreements are recorded in the condensed consolidated statements of operations and comprehensive loss.

Warrants (Successor)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and comprehensive loss.

Share-based Compensation

Immediately prior to the Closing, ABP merged with and into us so that we are the surviving corporation, which we refer to as the Subsidiary Merger. Pursuant to the Subsidiary Merger, all options and RSU awards of ABP that are outstanding immediately prior to the merger converted into substantially similar awards covering shares of our common stock, with an adjustment to the number of shares subject to the award and, with respect to the options, the exercise price to reflect the economic value of the new award within our capital structure. Additionally, we, in each case, determined the conversion ratio of the ABP awards by dividing the number of shares of our common stock outstanding on an as- converted basis by the number of shares of common stock of ABP outstanding, and then dividing by a number equal to the number of ABP options outstanding divided by the number of ABP awards outstanding plus the ABP shares held by the Company to account for the awards representing 21.63% of ABP’s fully diluted shares outstanding. This resulted in a conversion ratio of 77.65 to 1 shares. As of the date of this Report, ABP had granted options to purchase a total of 45,272 ABP Sub options which converted into options to purchase 3,515,218 shares of our common stock, and a total of 15,059 RSU awards which converted into RSU awards covering 1,169,366 shares of our common stock, although 127,801 of such RSU awards accelerated and vested at the Closing, which resulted in 1,041,565 shares of our common stock subject to RSU awards remaining outstanding following the Closing. We do not anticipate any additional stock-based compensation expense to result from the ABP merger and the conversion of the awards.

The following table summarizes by grant date the number of shares of our common stock subject to outstanding stock options and RSU awards granted from September 2020 through September 30, 2023 reflecting the conversion described in the preceding paragraph, as well as the per share fair value of the underlying common stock, and for stock options, the associated per share exercise price:

# of Shares Underlying

OptionCommon Stock

Grants/Exercise PriceValue Per Share

Grant Date	RSU Award	per Share	on Grant Date
2/26/2021 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	154,207	$12.98	$12.98
3/5/2021 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	104,047	$12.98	$12.98
8/23/2021 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	223,235	$13.45	$13.45
9/9/2021 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	324,448	$14.93	$14.93
10/20/2021 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	32,068	$14.14	$14.14
10/25/2021 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	19,024	$14.14	$14.14
3/9/2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	972,919	$11.57	$11.57
10/5/2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	32,456	$11.57	$11.57
4/26/2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,169,366	$—	$ 7.00

In connection with the Subsidiary Merger, AEON assumed the ABP 2019 Plan and the outstanding stock options and RSU awards under the ABP 2019 Plan converted into awards covering AEON common stock, and such options, all of which have “underwater” exercise prices, were repriced such that the per share exercise price is equal to the fair market value of AEON’s common stock on the date of the Subsidiary Merger.

JOBS Act; Smaller Reporting Company

We are an emerging growth company, as defined in the Securities Act, as modified by the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. In particular, in this Report, we have provided only two years of audited financial statements and unaudited financial statements and have not included all of the executive compensation- related information that would be required if we were not an emerging growth company. Section 102(b)(2) of the JOBS Act allows us to delay adoption of the new or revised accounting standards until those standards apply to non-public business entities. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of Priveterra’s initial public offering (December 31, 2026), (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. Investors could find our common stock less attractive to the extent we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price may be more volatile.

Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued accounting pronouncements that apply to us in Note 2 of the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specific in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. As previously disclosed, on July 21, 2023, AEON completed a Merger with Old AEON and Merger Sub, pursuant to which Merger

Sub merged with and into Old AEON, with Old AEON surviving the merger as a wholly-owned subsidiary of AEON. Prior to the Merger, Priveterra was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date considering the Company’s operations prior to the Merger were insignificant compared to those of the Post-Combination Company. The design and implementation of internal controls over financial reporting for the Post-Combination Company has required and will continue to require significant time and resources from management and other personnel. Based on our assessment, we concluded that our disclosure controls and procedures were not effective for this assessment period due to the material weakness in connection with Priveterra’s internal controls around the interpretation and accounting for extinguishment of a significant contingent obligation as of December 31, 2022 that were not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Status of Material Weakness in Internal Control over Financial Reporting

Management continues to be actively engaged to take steps to remediate the material weakness, including transition of financial reporting responsibilities from Priveterra to AEON and enhanced processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements, providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control over Financial Reporting

Management has continued to take action to remediate the material weakness during the quarterly period ended September 30, 2023. However, the material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Other than described above, there has not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter to which this Report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million. Odeon claims that it served as the underwriter for Priveterra Acquisition Corp., the special purpose acquisition company with which Old AEON merged with and into in July 2023. Odeon seeks monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts. The Company has yet to file a response to Odeon’s complaint.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the section in our Form S-1, initially filed with the SEC on August 18, 2023, and as amended on October 20, 2023 titled “Risk Factors.” There have been no material changes to the risk factors disclosed therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended September 30, 2023, the Company did not make any unregistered issuances or sales of equity securities that were not reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
2.1*

Business Combination Agreement, dated as of December 12, 2022, by and among Priveterra Acquisition Corp., Priveterra Merger Sub, Inc. and AEON Biopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Priveterra Acquisition Corp. with the SEC on December 13, 2022)

2.1(a)*

Amendment No. 1 to Business Combination Agreement, dated as of April 27, 2023, by and among Priveterra Acquisition Corp., AEON Biopharma, Inc. and Priveterra Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)

3.1	Third Amended and Restated Certificate of Incorporation of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company on July 27, 2023)
3.2	Amended and Restated Bylaws of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company on July 27, 2023)
4.1

Warrant Agreement between Priveterra Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of February 8, 2021 (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Priveterra Acquisition Corp. with the SEC on March 28, 2022)

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Priveterra Acquisition Corp. with the SEC on March 28, 2022)
10.1+	Amended and Restated Employment Agreement, by and between AEON Biopharma, Inc. and Marc Forth (incorporated by reference to Exhibit 10.11 to the Form 8-K filed by the Company on July 27, 2023)
10.2+	Employment Agreement, by and between AEON Biopharma, Inc. and Chad Oh (incorporated by reference to Exhibit 10.12 to the Form 8-K filed by the Company on July 27, 2023)
10.3+	Employment Agreement, by and between AEON Biopharma, Inc. and Alex Wilson (incorporated by reference to Exhibit 10.13 to the Form 8-K filed by the Company on July 27, 2023)
10.4+

Amended and Restated Registration Rights Agreement, dated as of July 21, 2023, by and between AEON Biopharma, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.20 to the Form 8-K filed by the Company on July 27, 2023)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
*

The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 13, 2023

AEON BIOPHARMA, INC.

By:	/s/ Marc Forth
Name:	Marc Forth
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Reynolds
Name:	Peter Reynolds
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)