Form 10-Q/A
period 2023-09-30
AEON Biopharma, Inc.
filed 2024-03-29
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

AEON Biopharma, Inc.  (the “Company,” “AEON,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Quarterly Report”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2023 (the “Original Quarterly Report”). The Original Quarterly Report should no longer be relied upon.

Background of Restatement

As previously reported by the Company in a Current Report on Form 8-K filed with the SEC on February 16, 2024, the Audit Committee of our Board of Directors (the “Audit Committee”), based on the recommendation of, and after consultation with, the Company’s management, concluded that the Company’s previously issued financial statements as of and for the three and nine months ended September 30, 2023, included in the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023 (the “Form 10-Q”) and its Registration Statement on Form S-1 (File No. 333-274094) filed on November 24, 2023 (as amended, the “Registration Statement”), should no longer be relied upon due to certain errors identified. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications describing the Company’s financial results for the quarter ended September 30, 2023 should no longer be relied upon.

This quarterly report on Form 10-Q for the three and nine months ended September 30, 2023 includes financial statements that amend and restate the Company’s unaudited financial statements as of and for the three and nine month periods ended September 30, 2023.  Please see Note 3 to the unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the restatement and the impact on the specific accounts in such unaudited financial statements.

The following summarizes the nature and effect of the identified errors:

◾	Certain valuation estimates related to the fair value of the contingent consideration liability, convertible notes, stock-based compensation expense, and derivative liabilities were incorrectly calculated. These errors resulted in non-cash corrections to increase the loss reported on the Company’s condensed consolidated statements of operations and comprehensive loss for the Predecessor Period (July 1, 2023 to July 21, 2023) and the Predecessor Period (January 1, 2023 to July 21, 2023) by approximately $22.7 million; and an increase to the income reported on the Company’s condensed consolidated statements of operations and comprehensive loss for the Successor Period (July 22, 2023 to September 30, 2023) by approximately $6.4 million. The impact to correct these items on the Company’s condensed consolidated balance sheet at September 30, 2023 increases the contingent consideration liability by approximately $6.7 million.
◾	Certain errors related to items associated with the Company’s acquisition of AEON Biopharma Sub, Inc. (formerly known as AEON Biopharma, Inc.), which resulted in the reclassification of amounts between additional paid-in capital and accumulated deficit in the Successor’s condensed consolidated balance sheet.

The errors had no impact on our cash balances or operating cash flows for the periods indicated.

Internal Control Considerations

In connection with the errors identified, our management has determined that additional material weaknesses existed as of September 30, 2023.  For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q/A.

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

		Page

Part I	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Successor) (As restated) (Unaudited) and December 31, 2022 (Predecessor)	1

	Condensed Consolidated Statements of Operations and Comprehensive loss for the periods from July 1, 2023 to July 21, 2023 (Predecessor) (As restated), July 22, 2023 to September 30, 2023 (Successor) (As restated), January 1, 2023 to July 21, 2023 (Predecessor) (As restated) and July 22, 2023 to September 30, 2023 (Successor) (As restated) and for the three and nine months ended September 30, 2022 (Predecessor) (Unaudited)	2

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the periods from July 1, 2023 to July 21, 2023 (Predecessor) (As restated), July 22, 2023 to September 30, 2023 (Successor) (As restated), January 1, 2023 to July 21, 2023 (Predecessor) (As restated) and July 22, 2023 to September 30, 2023 (Successor) (As restated) and for the three and nine months ended September 30, 2022 (Predecessor) (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the periods from January 1, 2023 to July 21, 2023 (Predecessor) (As restated) and July 22, 2023 to September 30, 2023 (Successor) (As restated) and for the nine months ended September 30, 2022 (Predecessor) (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	63

Item 4.	Controls and Procedures	63

Part II	Other Information

Item 1.	Legal Proceedings	65

Item 1A.	Risk Factors	65

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	110

Item 3.	Defaults Upon Senior Securities	111

Item 4.	Mine Safety Disclosures	111

Item 5.	Other Information	111

Item 6.	Exhibits	111

Exhibit Index		112

Signatures		114

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

c
	Successor	Predecessor
	September 30,	December 31,
	2023	2022
	(Unaudited)
	(As restated)
ASSETS
Current assets:
Cash	$16,177	$9,746
Prepaid expenses and other current assets	734	92
Total current assets	16,911	9,838
Property and equipment, net	356	431
Operating lease right-of-use asset	323	475
Other assets	29	34
Total assets	$17,619	$10,778
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,013	$7,805
Accrued clinical trials expenses	5,641	2,051
Accrued compensation	1,020	1,112
Excise tax payable	569	—
Other accrued expenses	2,934	740
Current portion of convertible notes at fair value, including related party amount of $0 and $38,834 at September 30, 2023 and December 31, 2022, respectively	—	70,866
Total current liabilities	14,177	82,574
Convertible notes at fair value, including related party amount of $0 and $23,132, at September 30, 2023 and December 31, 2022, respectively	—	60,426
Operating lease liability	52	242
Warrant liability	2,172	—
Contingent consideration liability	81,161	—
Embedded forward purchase agreements and derivative liabilities	48,453	—
Total liabilities	146,015	143,242
Commitments and contingencies
Convertible preferred stock issuable in series, $0.0001 par value; 44,666,035 shares authorized as of December 31, 2022; 21,257,708 shares issued and outstanding at December 31, 2022; liquidation preference of $141,920 at December 31, 2022	—	137,949
Stockholders’ Deficit:
AEON Biopharma, Inc. stockholders’ deficit:
Class A common stock, $0.0001 par value; 500,000,000 and 207,450,050 shares authorized, 37,159,600 and 138,848,177 shares issued and 37,159,600 and 138,825,356 shares outstanding at September 30, 2023 and December 31, 2022, respectively	4	14
Additional paid-in capital	379,669	187,348
Subscription receivables	(60,710)	—
Accumulated deficit	(447,359)	(474,839)
Treasury stock, at cost, 0 and 22,821 shares at September 30, 2023 and December 31, 2022, respectively	—	(23)
Total AEON Biopharma, Inc. stockholders’ deficit	(128,396)	(287,500)
Non-controlling interest	—	17,087
Total stockholders' deficit	(128,396)	(270,413)
Total liabilities, convertible preferred stock and stockholders' deficit	$17,619	$10,778

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023		2022	2023		2022
	Predecessor July 1 to July 21	Successor July 22 to September 30	Predecessor July 1 to September 30	Predecessor January 1 to July 21	Successor July 22 to September 30	Predecessor January 1 to September 30
	(As restated)	(As restated)		(As restated)	(As restated)
Operating expenses:
Selling, general and administrative	$1,055	$5,265	$2,436	$9,841	$5,265	$8,171
Research and development	1,573	6,388	7,477	19,803	6,388	25,225
Change in fair value of contingent consideration	—	(75,939)	—	—	(75,939)	—
Total operating costs and expenses	2,628	(64,286)	9,913	29,644	(64,286)	33,396
(Loss) income from operations	(2,628)	64,286	(9,913)	(29,644)	64,286	(33,396)
Other (loss) income:
Change in fair value of convertible notes	(13,249)	—	(666)	(19,359)	—	15,261
Change in fair value of warrants	—	1,593	—	—	1,593	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	(11,789)	(15,776)	—	(11,789)	(15,776)	—
Other income, net	5	186	141	114	186	142
Total other (loss) income, net	(25,033)	(13,997)	(525)	(31,034)	(13,997)	15,403
(Loss) income before taxes	(27,661)	50,289	(10,438)	(60,678)	50,289	(17,993)
Income taxes	—	—	—	—	—	—
(Loss) Income and comprehensive (loss) income	$(27,661)	$50,289	$(10,438)	$(60,678)	$50,289	$(17,993)
Basic and diluted net (loss) income per share	$(0.20)	$1.35	$(0.08)	$(0.44)	$1.35	$(0.13)
Weighted average shares of common stock outstanding used to compute basic and diluted net (loss) income per share	138,848,177	37,159,600	138,848,177	138,848,177	37,159,600	138,848,177

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited)

	Convertible				Additional					Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Shares	Amount	Interest	Deficit
Balance as of June 30, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(507,856)	(22,821)	$(23)	$19,592	$(283,889)
Net loss (as restated)	—	—	—	—	—	—	(27,661)	—	—	—	(27,661)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	730	730
Balance as of July 21, 2023 (Predecessor) (As restated)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(535,517)	(22,821)	$(23)	$20,322	$(310,820)

Balance as of July 22, 2023 (Successor) (As restated)	—	$—	37,159,600	$4	$377,498	$(60,710)	$(497,648)	$—	$—	$—	$(180,856)
Net income (as restated)	—	—	—	—	—	—	50,289	—	—	—	50,289
Stock-based compensation expense (as restated)	—	—	—	—	2,171	—	—	—	—	—	2,171
Balance as of September 30, 2023 (Successor) (As restated)	—	$—	37,159,600	$4	$379,669	$(60,710)	$(447,359)	—	$—	$—	$(128,396)

Balance as of June 30, 2022 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(429,838)	$(22,821)	$(23)	$14,271	$(228,228)
Net loss	—	—	—	—	—	—	(10,438)	—	—	—	(10,438)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,073	1,073
Balance as of September 30, 2022 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(440,276)	(22,821)	$(23)	$15,344	$(237,593)

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited) (Continued)

	Convertible				Additional					Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Shares	Amount	Interest	Deficit
Balance as of January 1, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(474,839)	(22,821)	$(23)	$17,087	$(270,413)
Net loss (as restated)	—	—	—	—	—	—	(60,678)	—	—	—	(60,678)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	3,235	3,235
Debt extinguishment due to warrant modification	—	—	—	—	17,036	—	—	—	—	—	17,036
Balance as of July 21, 2023 (Predecessor) (As restated)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(535,517)	(22,821)	$(23)	$20,322	$(310,820)

Balance as of July 22, 2023 (Successor) (As restated)	—	$—	37,159,600	$4	$377,498	$(60,710)	$(497,648)	—	$—	$—	$(180,856)
Net income (as restated)	—	—	—	—	—	—	50,289	—	—	—	50,289
Stock-based compensation expense (as restated)	—	—	—	—	2,171	—	—	—	—	—	2,171
Balance as of September 30, 2023 (Successor) (As restated)	—	$—	37,159,600	$4	$379,669	$(60,710)	$(447,359)	—	$—	$—	$(128,396)

Balance as of January 1, 2022 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(422,283)	(22,821)	$(23)	$11,120	$(223,824)
Net loss	—	—	—	—	—	—	(17,993)	—	—	—	(17,993)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	4,224	4,224
Balance as of September 30, 2022 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(440,276)	(22,821)	$(23)	$15,344	$(237,593)

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data) (Unaudited)

	Nine Months Ended
	September 30,
	2023		2022
	Predecessor January 1 to July 21	Successor July 22 to September 30	Predecessor January 1 to September 30
	(As restated)	(As restated)
Cash flows from operating activities:
Net (loss) income	$(60,678)	$50,289	$(17,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54	21	36
Write-off of deferred offering costs	—	—	331
Stock-based compensation expense	3,235	2,171	4,224
Change in fair value of convertible notes	19,359	—	(15,261)
Change in fair value of warrants	—	(1,593)	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	11,789	15,776	—
Change in fair value of contingent consideration	—	(75,939)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36	(363)	(15)
Accounts payable	(248)	(3,716)	1,433
Accrued expenses and other liabilities	4,736	(1,701)	284
Other assets and liabilities	(28)	(6)	(169)
Net cash used in operating activities	(21,745)	(15,061)	(27,130)
Cash flows from investing activities:
Purchases of property and equipment	—	—	(297)
Net cash used in investing activities	—	—	(297)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	14,000	—	44,500
Net cash provided by financing activities	14,000	—	44,500
Net (decrease) increase in cash	(7,745)	(15,061)	17,073
Cash at beginning of period	9,746	31,238	5,128
Cash at end of period	$2,001	$16,177	$22,201

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

Under the Business Combination Agreement, the Company agreed to acquire all outstanding equity interests of Old AEON for approximately 16,500,000 shares of Class A common stock, par value $0.0001 per share (“common stock”), which Old AEON’s stockholders received in the form of shares of common stock of the Company (the consummation of the Merger and the other transactions contemplated by the Business Combination Agreement, collectively, the “Merger”). In addition, following the closing of the Merger (the “Closing”), certain AEON stockholders will be issued up to 16,000,000 additional shares of common stock to the extent certain milestones are achieved.

Prior to the Closing, Priveterra shares were listed on Nasdaq as “PMGM.” The post-Merger Company common stock and warrants commenced trading on the NYSE American under the symbols “AEON” and “AEON WS,” respectively, on July 24, 2023. See Note 4 Forward Merger for additional details.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of September 30, 2023, the Successor reported cash of $16.2 million and an accumulated deficit of $447.4 million. The Company expects to incur losses and use cash in its operations for the foreseeable future. Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all. As a result of these conditions, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that these condensed consolidated financial statements are issued.

The Company expects to seek additional funding in the form of equity financings or debt, however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders.

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

The Company relies on Daewoong Pharmaceutical Co., Ltd. (“Daewoong”), a South Korean pharmaceutical manufacturer, as an exclusive and sole supplier to manufacture the Company’s source material for product candidates. Any termination or loss of significant rights, including exclusivity, under the Company’s license and supply agreement with Daewoong (the “Daewoong Agreement”) would materially and adversely affect the Company’s commercialization of its products. See Note 8 Commitments and Contingencies for a discussion of the Daewoong Agreement.

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

	Successor	Predecessor
	September 30,	December 31,
	2023	2022
Furniture and fixtures	$199	$199
Equipment	237	237
Leasehold improvements	66	66
Property and equipment	502	502
Accumulated depreciation	(146)	(71)
Property and equipment, net	$356	$431

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	September 30,	December 31,
	2023	2022
	Successor	Predecessor
Legal expenses	$1,873	$—
Operating lease liability - short term portion	296	257
Daewoong vial usage	91	202
Remaining other accrued expenses	674	281
Total other accrued expenses	$2,934	$740

Convertible Notes (Predecessor)

The Company elected to account for its Predecessor convertible promissory notes at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value were recorded as a component of non-operating loss in the Predecessor’s condensed consolidated statements of operations and comprehensive loss or as a component of other comprehensive loss for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred. The convertible promissory notes were converted into shares of the Company’s common stock at the Closing.

Contingent Consideration (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms (as further defined in Note 7 Fair Value Measurements) and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive loss.

Forward Purchase Agreements (Successor)

Based on the applicable guidance in ASC 480, ASC 815, ASC 505, Equity (“ASC 505”) and Staff Accounting Bulletin Topic 4.E, Receivables from Sale of Stock (“SAB 4E”), the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. On the line describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor or the Successor as they are not directly attributable to either period but instead were contingent on the Merger. For more information, see Note 4 Forward Merger. Subsequent changes in the bifurcated derivatives are recorded in the Successor’s condensed consolidated statements of operations and comprehensive loss.

Warrants (Successor)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized in the Successor’s condensed consolidated statements of operations and comprehensive loss.

Convertible Preferred Stock (Predecessor)

The Company recorded its Predecessor convertible preferred stock at their respective issuance price, less issuance costs on the dates of issuance. The convertible preferred stock is classified outside of permanent equity as temporary equity in the accompanying Predecessor’s condensed consolidated balance sheets. Although the convertible preferred stock is not redeemable at the holder’s option, upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock may have the right to receive their liquidation preference to any distribution of the proceeds under the terms of the Company’s amended and restated certificate of incorporation. The Company has not adjusted the carrying values of the convertible preferred stock to the liquidation preferences of such shares since it is uncertain whether or when a redemption event will occur. Subsequent adjustments to increase the carrying values to the redemption values will be made only when it becomes probable that such redemption will occur. As part of the Merger, each share of Old AEON common stock issued with respect to the Old AEON convertible preferred stock was converted into approximately 2.328 shares of common stock and the right to receive a pro-rata portion of the contingent consideration.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs associated with clinical studies including clinical trial design, clinical site reimbursement, data management, travel expenses and the cost of products used for clinical trials and internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs. Additionally, research and development expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses and an allocation of facility overhead expenses. Costs incurred in obtaining technology licenses are charged to acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The acquired IPR&D recorded at the Closing was recorded “on the line” in the Successor’s opening accumulated deficit.

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

Noncontrolling Interest (Predecessor)

ABP Sub Inc., the Predecessor’s wholly owned subsidiary, granted stock options to certain employees and nonemployee consultants of ABP Sub Inc. The Company accounts for stock-based compensation expense recognized by ABP Sub Inc. as an increase in noncontrolling interest in the accompanying condensed consolidated financial statements. At the Closing, all such shares were either canceled or converted into AEON shares. See Note 12 Share-based Compensation for more information.

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

Net (Loss) Income Per Share Attributable to Common Stockholders

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

Since the Company was in a loss position for the periods from July 1, 2023 to July 21, 2023 (Predecessor), January 1, 2023 to July 21, 2023 (Predecessor) and for the three and nine months ended September 30, 2022, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive common shares was anti-dilutive. For the period from July 22, 2023 to September 30, 2023 (Successor), the impact of the options and non-vested RSU’s were anti-dilutive, and as such, there was no difference between the weighted-average number of shares used to calculate basic and diluted earnings per share for the periods presented.

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

Basic and diluted net (loss) income per share for the periods from January 1, 2023 to July 21, 2023 (Predecessor) (As restated) and July 22, 2023 to September 30, 2023 (Successor) (As restated) were calculated as follows (in thousands, except share and per share amounts) (unaudited):

Period from January 1, 2023 to July 21, 2023 (Predecessor) (As restated)
Net loss available to common stockholders	$(60,678)
Weighted average common shares outstanding, basic and diluted	138,848,177
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)

Period from July 22, 2023 to September 30, 2023 (Successor) (As restated)
Net income available to common stockholders	$50,289
Weighted average common shares outstanding, basic and diluted	37,159,600
Net income per share attributable to common stockholders, basic and diluted	$1.35

Basic and diluted net (loss) income per share for the periods from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) were calculated as follows (in thousands, except share and per share amounts) (unaudited):

Period from July 1, 2023 to July 21, 2023 (Predecessor) (As restated)
Net loss available to common stockholders	$(27,661)
Weighted average common shares outstanding, basic and diluted	138,848,177
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)

Period from July 22, 2023 to September 30, 2023 (Successor) (As restated)
Net income available to common stockholders	$50,289
Weighted average common shares outstanding, basic and diluted	37,159,600
Net income per share attributable to common stockholders, basic and diluted	$1.35

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

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (the “SEC”) did not, or are not believed by management to, have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Restatement of Previously Issued Financial Statements

The Company has restated its condensed consolidated balance sheet as of September 30, 2023 (Successor), condensed consolidated statements of operations and comprehensive loss for the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), condensed consolidated statements of operations and comprehensive loss for the period from July 22, 2023 to September 30, 2023 (Successor), condensed consolidated statements of convertible preferred stock and stockholders’ deficit for the periods from July 1, 2023 to July 21, 2023 (Predecessor), January 1, 2023 to July 21, 2023 (Predecessor), and July 22, 2023 to September 30, 2023 (Successor), condensed consolidated statement of cash flows for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), along with certain related notes to such restated condensed consolidated financial statements.

The errors that caused the Company to conclude its financial statements should be restated are the result of incorrectly calculating certain valuation estimates related to the fair value of the contingent consideration liability, convertible notes, stock-based compensation expense, and derivative liabilities. Additionally, certain errors related to items associated with the Merger resulted in the reclassification of amounts between additional paid-in capital and accumulated deficit in the Successor’s condensed consolidated balance sheet in connection with the preparation of our condensed consolidated financial statements as of and for the quarter ended September 30, 2023. The nature and impact of these adjustments are described below and detailed in the tables below.

Contingent Consideration Liability – An error was identified in the fair value measurement of the contingent consideration liability related to contingent founders shares due to the use of incorrect assumptions and inputs. This correction resulted in an increase to the contingent consideration liability of $6.7 million as of September 30, 2023, an increase in the change in fair value of contingent consideration liability of $6.2 million for the period from July 22, 2023 to September 30, 2023 (Successor), and a decrease to additional paid-in capital of $12.9 million as of September 30, 2023. Refer to reference (a) below.

Derivative liabilities – An error was identified in the fair value measurement of the derivative liability related to the Medytox Top-Off Right due to the use of an incorrect input. This correction resulted in an increase to the change in fair value of embedded forward purchase agreements and derivative liabilities of $6.8 million for the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor). Refer to reference (b) below.

Convertible notes – An error was identified in the fair value measurement of the convertible notes during the period from July 1, 2023 to July 21, 2023 (Predecessor). As the convertible notes were converted to common shares at Closing, the Company’s fair value measurement did not consider the fair value of the shares received using the Company’s market price as of July 21, 2023. This correction resulted in a decrease to the Change in fair value of convertible notes by $15.8 million for the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor). Refer to reference (c) below.

Stock-based compensation – An error was identified in the fair value measurement of stock options replaced in the Merger, a portion of which was reflected as purchase consideration in the determination of the asset acquisition purchase price. Due to the use of an incorrect volatility assumption, the asset acquisition purchase price was understated by $2.7 million, and stock-based compensation expense was overstated by $0.2 million for the period from July 22, 2023 to September 30, 2023 (Successor). Additionally, an error was identified in the stock-based compensation recorded for the Founders Shares resulting in an understatement of stock-based compensation reflected “on the line” of $34.6 million. The combination of these errors resulted in an increase to accumulated deficit and an increase to additional paid-in capital as of September 30, 2023 and a decrease in stock-based compensation expense for the period from July 22, 2023 to September 30, 2023 (Successor). Refer to reference (d) below.

Asset acquisition purchase price – An error was identified in the calculation of the asset acquisition purchase price in connection with the Merger. Specifically, certain convertible notes of the Predecessor that were settled with common shares at Closing and valued at $24.1 million were not included in the calculation of the purchase price. This combined with the error in stock options replaced in the Merger discussed above resulted in an aggregate increase to purchase price of $26.8 million at Closing. Due to the change in purchase price, the fair value measurement of the IPR&D was increased by $24.0 million resulting in a net increase in the loss on consolidation of the VIE of $2.8 million reflected “on the line” in the Successor’s opening accumulated deficit. Refer to reference (e) below.

Other errors – The Company also identified errors related to the Merger that were incorrectly calculated and included in both accumulated deficit and additional paid-in capital. Refer to reference (f) below.

In addition to the restatement of the condensed consolidated financial statements, the Company has also restated the following notes for the three- and nine-month period ended September 30, 2023, to reflect the error corrections noted above.

•	Note 2 – Summary of Significant Accounting Policies – Refer to references (a), (b), (c) and (d) below.

•	Note 4 – Forward Merger – Refer to references (d), (e) and (f) below.
•	Note 5 – Related Party Transactions (Predecessor) – Refer to reference (c) below.
•	Note 6 – Daewoong Convertible Notes (Predecessor) – Refer to reference (c).
•	Note 7 – Fair Value Measurements – Refer to references (a), (b), (c) and (f) below.
•	Note 12 – Share-based Compensation Stock Incentive Plans – Refer to reference (d) below.

The Company’s updated accounting does not have any effect on the Company’s previously reported or future cash flows or cash.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated (in thousands):

Condensed Consolidated Balance Sheet as of September 30, 2023 (Successor) (Unaudited)	As Reported	Adjustment	Reference	As Restated
Contingent consideration liability	$74,505	$6,656	(a)	$81,161
Total liabilities	139,359	6,656		146,015
Additional paid-in capital	362,114	17,555	(a) (d) (e) (f)	379,669
Accumulated deficit	(423,148)	(24,211)	(a) (b) (c) (d) (e) (f)	(447,359)
Total AEON Biopharma, Inc. stockholders’ deficit	(121,740)	(6,656)		(128,396)
Total stockholders' deficit	(121,740)	(6,656)		(128,396)

Condensed Consolidated Statement of Operations and Comprehensive loss for the period from July 22, 2023 to September 30, 2023 (Successor) (Unaudited)	As Reported	Adjustment	Reference	As Restated
Selling, general and administrative	$5,460	$(195)	(d)	$5,265
Research and development	6,383	5	(d)	6,388
Change in fair value of contingent consideration	(69,715)	(6,224)	(a)	(75,939)
Total operating costs and expenses	(57,872)	(6,414)		(64,286)
(Loss) income from operations	57,872	6,414		64,286
(Loss) income before taxes	43,875	6,414		50,289
(Loss) income and comprehensive (loss) income	43,875	6,414		50,289
Basic and diluted net (loss) income per share	$1.19	$0.16		$1.35

Condensed Consolidated Statement of Operations and Comprehensive loss for the period from July 1, 2023 to July 21, 2023 (Predecessor) (Unaudited)	As Reported	Adjustment	Reference	As Restated
Change in fair value of convertible notes	$2,582	$(15,831)	(c)	$(13,249)
Change in fair value of embedded forward purchase agreements and derivative liabilities	(4,959)	(6,830)	(b)	(11,789)
Total other (loss) income, net	(2,372)	(22,661)		(25,033)
(Loss) income before taxes	(5,000)	(22,661)		(27,661)
(Loss) income and comprehensive (loss) income	(5,000)	(22,661)		(27,661)
Basic and diluted net (loss) income per share	$(0.04)	$(0.16)		$(0.20)

Condensed Consolidated Statement of Operations and Comprehensive loss for the period from January 1, 2023 to July 21, 2023 (Predecessor) (Unaudited)	As Reported	Adjustment	Reference	As Restated
Change in fair value of convertible notes	$(3,528)	$(15,831)	(c)	$(19,359)
Change in fair value of embedded forward purchase agreements and derivative liabilities	(4,959)	(6,830)	(b)	(11,789)
Total other (loss) income, net	(8,373)	(22,661)		(31,034)
(Loss) income before taxes	(38,017)	(22,661)		(60,678)
(Loss) income and comprehensive (loss) income	(38,017)	(22,661)		(60,678)
Basic and diluted net (loss) income per share	$(0.28)	$(0.16)		$(0.44)

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Deficit for the period from July 1, 2023 to July 21, 2023 (Predecessor) (Unaudited)	As Reported	Adjustment	Reference	As Restated
Net loss	$(5,000)	$(22,661)	(b) (c)	$(27,661)
Balance as of July 21, 2023 (Predecessor)	(288,159)	(22,661)		(310,820)

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Deficit for the period from January 1, 2023 to July 21, 2023 (Predecessor) (Unaudited)	As Reported	Adjustment	Reference	As Restated
Net loss	$(38,017)	$(22,661)	(b) (c)	$(60,678)
Balance as of July 21, 2023 (Predecessor)	(288,159)	(22,661)		(310,820)

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Deficit for the period from July 22, 2023 to September 30, 2023 (Successor) (Unaudited)	As Reported	Adjustment	Reference	As Restated
Balance as of July 22, 2023 (Successor)	$(167,976)	$(12,880)		$(180,856)
Net income	43,875	6,414	(a) (d)	50,289
Stock-based compensation expense	2,361	(190)	(d)	2,171
Balance as of September 30, 2023 (Successor)	(121,740)	(6,656)		(128,396)

Note 4.     Forward Merger

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

At the effective time of the Merger (the “Effective Time”), each outstanding share of Old AEON common stock (on an as-converted basis after taking into effect the conversion of the outstanding warrants of Old AEON exercisable for shares of Old AEON preferred stock, the conversion of the shares of Old AEON preferred stock into Old AEON common stock in accordance with the governing documents of Old AEON as of the Effective Time, the conversion of the outstanding convertible notes of Old AEON into Old AEON common stock in accordance with the terms of such convertible notes and after giving effect to the issuance of Old AEON common stock in connection with the merger of ABP Sub, Inc. with and into Old AEON) issued and outstanding immediately prior to the Effective Time converted into the right to receive approximately 2.328 shares of the Company’s common stock and the right to receive a pro-rata portion of the contingent consideration. In addition, each share of Priveterra Class B common stock (“Founder Shares”), par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time converted into one share of common stock totaling 6,900,000 common shares (of which 3,450,000 Founder Shares are subject to certain vesting and forfeiture conditions).

In connection with the Merger, on January 6, 2023, Priveterra and Old AEON entered into separate subscription agreements for convertible notes with each of Alphaeon 1 LLC (“A1”) and Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) (collectively, the “Original Committed Financing Agreements”), pursuant to which A1 and Daewoong agreed to purchase, and Priveterra and Old AEON agreed to sell to each of them, up to $15 million and $5 million, respectively, aggregate of principal of interim convertible notes or equity. Further, on June 8, 2023, Old AEON and Priveterra entered into a committed financing agreement with A1 (the “Additional Committed Financing Agreement”), pursuant to which A1 agreed to purchase, and Priveterra and Old AEON agreed to sell to A1, up to an additional $20 million aggregate principal of interim convertible notes or equity. Pursuant to such agreement, Old AEON issued $14 million of interim convertible notes to A1 in the first and second quarters of 2023. The notes were subsequently measured at fair value under a fair value option election, with changes in fair value reported in earnings of the Predecessor (Old AEON). Conversion of the notes was contingent and automatically convertible on the Merger, and 2,226,182 shares of Priveterra Class A common stock were issued on the Closing Date in settlement of their conversion. The proceeds from the interim convertible notes were used to fund Old AEON’s operations through the consummation of the Merger. Additionally, approximately $25 million was received on the Closing Date in exchange for an aggregate of 3,571,429 shares of Priveterra Class A common stock at $7.00 per share that were issued under the Original Committed Financing Agreements and Additional Committed Financing Agreements, and reflected “on the line” in the Successor’s opening accumulated deficit.

On April 27, 2023, Priveterra and AEON amended the Business Combination Agreement. Concurrently with the amendment to the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. See Note 7 Fair Value Measurements for additional information. The fair value of the contingent consideration at the Closing was valued to be $125.7 million, and is included in the purchase price. Additionally, the Successor assumed the Predecessor’s 2019 Incentive Award Plan, and as such, the fair value of the replacement awards of $13.3 million were included in purchase consideration, $11.5 million related to stock options and $1.8 million related to restricted stock units. See Note 12 Stock-Based Compensation for additional information.

Asset Acquisition Method of Accounting

The Merger was accounted for using the asset acquisition method in accordance with U.S. GAAP. Under this method of accounting, Priveterra was considered to be the accounting acquirer based on the terms of the Merger. Upon consummation of the Merger, the cash on hand resulted in the equity at risk being considered insufficient for Old AEON to finance its activities without additional subordinated financial support. Therefore, Old AEON was considered a Variable Interest Entity (“VIE”) and the primary beneficiary of Old AEON was treated as the accounting acquirer. Priveterra held a variable interest in Old AEON and owned 100% of Old AEON’s equity. Priveterra was considered the primary beneficiary as it has the decision-making rights that gives it the power to direct the most significant activities. Also, Priveterra retained the obligation to absorb the losses and/or receive the benefits of Old AEON that could have potentially been significant to Old AEON. The Merger was accounted for as an asset acquisition as substantially all of the fair value was concentrated in IPR&D, an intangible asset. Old AEON’s assets (except for cash) and liabilities were measured at fair value as of the transaction date. Consistent with authoritative guidance on the consolidation of a VIE that is not considered a business, differences in the total purchase price and fair value of assets and liabilities are recorded as a gain or loss to the condensed consolidated statement of operations. The loss on the consolidation of the VIE is reflected “on the line” in the Successor’s opening accumulated deficit.

Costs incurred in obtaining technology licenses are charged to research and development expense as IPR&D if the technology licensed has not reached technological feasibility and has no alternative future use. The IPR&D recorded at the Closing of $348.0 million is reflected “on the line” in the Successor’s opening accumulated deficit. To estimate the value of the acquired IPR&D, the Company used a Multi-Period Excess Earnings Method under the Income Approach. The determination of the fair value requires management to make significant estimates including, but not limited to, the discount rate used, the total addressable market for each potential drug, market penetration assumptions, and the estimated timing of commercialization of the drugs. Changes in these assumptions could have a significant impact on the fair value of the IPR&D. The significant assumptions used in determining IPR&D was the discount rate of 25%, implied internal rate of return of 24.8% and long-term growth rate of 4%.

The following is a summary of the purchase price calculation (unaudited, in thousands except share and per share data).

Number of shares issued as consideration in the Merger	16,500,000
Shares issued for interim convertible notes related to Committed Financing	2,226,182
Total number of shares of common stock of the combined company	18,726,182
Multiplied by the Priveterra share price, as of the Closing	$10.84
Total	$202,992
Fair value of contingent consideration	125,699
Replacement of share-based payment awards	13,331
Assumed liabilities	125
Total purchase price	$342,147

The allocation of the purchase price was as follows (unaudited, in thousands).

Cash	$2,001
Net working capital (excluding cash)	(16,182)
Other assets and liabilities	775
Acquired in-process research and development	348,000
Net assets acquired	334,594
Loss on consolidation of VIE	7,553
Total purchase price	$342,147

In connection with the Merger, the transactions that occurred concurrently with the closing date of the Merger were reflected “on the line”. “On the line” describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor nor the Successor as they are not directly attributable to either period but instead were contingent on the Merger. The opening cash balance in the Successor’s condensed consolidated statement of cash flow of $31.2 million consists of cash from Priveterra of $29.2 million and Old AEON $2.0 million. The number of shares of common stock issued and amounts recorded on the line within stockholders’ deficit are reflected below to arrive at the opening consolidated balance sheet of the Successor.

		Common shares	Common stock amount	Subscription Receivable	APIC	Accumulated Deficit

Priveterra closing equity as of July 21, 2023		557,160	$—	$—	$5,937	$(12,897)
Shares issued as Consideration in the Merger	Note 1	16,500,000	2	—	192,189	—
Merger Consideration - Shares issued for Interim Convertible Notes related to Committed Financing	Note 7	2,226,182	—	—	24,132	—
Stock-Compensation for Class B Founder Shares	Note 4	6,900,000	1	—	68,972	(68,972)
Forward Purchase Agreements	Note 7	6,275,000	1	(60,710)	66,714	(38,255)
Issuance of Make-Whole derivative	Note 7	—	—	—	—	(427)
Shares issued in New Money PIPE Subscription Agreements	Note 7	1,001,000	—	—	10,844	(6,433)
Shares issued for Committed Financing	Note 7	3,571,429	—	—	38,714	(13,714)
Contingent Founder Shares	Note 7	—	—	—	(31,401)	—
Acquired IPR&D and Loss on Consolidation of VIE	Note 4	—	—	—	—	(355,553)
Other Miscellaneous		128,829	—	—	1,397	(1,397)
Total		37,159,600	$4	$(60,710)	$377,498	$(497,648)

The Sponsor, in connection with Priveterra’s IPO, purchased 6,900,000 shares of Class B common stock (the “Founder Shares”) for $25,000 (approximately $0.004 per share). These shares had no value until Priveterra effected the Merger. Upon the Merger, the Founder Shares automatically converted to shares of common stock. This conversion was solely contingent upon the completion of the Merger, a performance condition, and did not include any future service requirements. As such, the grant date fair value of the 6,900,000 shares was expensed in the amount of $69.0 million and is presented “on the line.” Pursuant to the terms of the Sponsor Support Agreement, as amended, effective at the Closing, 50% of the Founder Shares (i.e., 3,450,000 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in this Sponsor Support Agreement. As such, the fair value at Closing of the remaining 3,450,000 shares with vesting conditions in the amount of $31.4 million was reclassified from additional paid-in capital to contingent consideration liability on the accompanying consolidated balance sheet.

Note 5.    Related Party Transactions (Predecessor)

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

Due to certain embedded features within the 2019 Convertible Notes, the Predecessor elected to account for the 2019 Convertible Notes and all their embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the Predecessor’s condensed consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the 2019 Convertible Notes were expensed as incurred.

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

In April 2023, the contingent warrants were amended to include the merger between AEON and Old AEON as a qualifying listing under the warrant agreement, which stated that the holders of the contingent warrants would exercise the warrants, and that the holders would receive 85% of the shares the holders would have been entitled to receive via the previous warrant agreement. The contingent warrants were exercised into Evolus shares held by A1 and Alphaeon Credit at the same time the convertible notes were converted to shares of the Company’s stock. The Company determined that the contingent warrants amendment modified the settlement provision in the 2019 Convertible Notes. The Company determined that the amendment should be accounted for as a debt extinguishment. Since the noteholders were both shareholders of Old AEON, Evolus and Alphaeon Credit, the debt extinguishment was accounted for as a capital transaction on the April 2023 modification date. As such, due to the warrant modification, the Predecessor recognized a $17.0 million reduction to the underlying fair value of the convertible notes and a corresponding increase of $17.0 million to additional paid in capital during the period from January 1, 2023 to July 21, 2023 (Predecessor), of which $5.2 million was attributable to 2019 Debt Financing contingent warrants.

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022, the Predecessor recognized $0.9 million, $1.6 million, $0.5 million and $0.6 million, respectively, of expense related to the increase in the fair value of the 2019 Convertible Notes. As of December 31, 2022 (Predecessor), the principal amount outstanding under the 2019 Convertible Notes was $6.0 million, with an estimated fair value of $16.2 million. The 2019 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and were recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 4 Forward Merger).

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

Due to certain embedded features within the SCH Convertible Note, the Predecessor elected to account for the SCH Convertible Note and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the Predecessor’s condensed consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, any direct costs and fees related to the SCH Convertible Note were expensed as incurred.

Additionally, the 2020 Strathspey Crown note’s maturity date was extended from January 2, 2023 to December 29, 2023. The original note had a principal of $17.5 million. Upon the original maturity date, the total due was $30.6 million. The interest rate was increased from 0.0% to 15.79% on the total of $30.6 million from the original maturity date to the new maturity date.

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022, the Predecessor recognized $(2.1) million, $(4.2) million, $(1.3) million and $0.4 million, respectively, of (expense) income related to the (increase) decrease in the fair value of the SCH Convertible Note. As of December 31, 2022, the principal amount outstanding under the SCH Convertible Note was $17.5 million, with an estimated fair value of $25.1 million.

In April 2023, the contingent warrants were amended to include the merger between AEON and Old AEON as a qualifying listing under the warrant agreement, which stated that the holders of the contingent warrants would exercise the warrants, and that the holders would receive 85% of the shares the holders would have been entitled to receive via the previous warrant agreement. The Company determined that the contingent warrants amendment modified the settlement provision in the 2019 Convertible Notes. The Company determined that the amendment should be accounted for as a debt extinguishment. Since Evolus and Alphaeon Credit are related parties of AEON, the debt extinguishment was accounted for as a capital transaction on the April 2023 modification date. As such, due to the warrant modification, the Predecessor recognized a $17.0 million reduction to the underlying fair value of the convertible notes and a corresponding increase of $17.0 million to additional paid in capital during the period from January 1, 2023 to July 21, 2023 (Predecessor), of which $11.8 million was attributable to SCH contingent warrants.

The SCH Convertible Note was converted into shares of the Successor’s common stock at the Closing and was recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 4 Forward Merger).

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

Due to certain embedded features within the 2021 A1 Convertible Notes, the Predecessor elected to account for the 2021 A1 Convertible Notes and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the accompanying Predecessor’s condensed consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk.

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022, the Predecessor recognized $(1.8) million, $(3.0) million, $0 million and $1.6 million, respectively, of (expense) income related to the (increase) decrease in the fair value of the 2021 A1 Convertible Notes. As of December 31, 2022, the principal amount outstanding under the 2021 A1 Convertible Notes was $10 million, with an estimated fair value of $8.7 million. The 2021 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

During the year ended December 31, 2022, the Predecessor issued five additional tranches of subordinated convertible promissory notes to A1 on February 18, 2022, March 9, 2022, April 14, 2022, June 3, 2022 and July 1, 2022 (collectively, the “2022 A1 Convertible Notes”), the first four with a principal amount of $3.0 million each and the fifth issued July 1, 2022, for a principal amount of $2.5 million and totaling $14.5 million. The terms of the 2022 A1 Convertible Notes were similar to those of the 2021 A1 Convertible Notes. During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022, the Predecessor recognized $(2.5) million, $(4.2) million, $0.5 million and $2.3 million, respectively, of (expense) income related to the (increase) decrease in the fair value of the 2022 A1 Convertible Notes. As of December 31, 2022, the principal balance was $14.5 million, with an estimated fair value of $12.2 million. The 2022 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

Additionally, on March 30, 2022, the Predecessor amended the 2021 A1 Convertible Notes and the convertible notes issued on February 18, 2022 and March 9, 2022 to remove the discount rate associated with the automatic conversion of any outstanding convertible notes into shares of common stock in connection with an initial public offering.

On March 6, 2023, the Predecessor entered into an agreement with A1, pursuant to which the Predecessor issued subordinated convertible promissory notes to A1 with an aggregate principal amount of $6.0 million (“March 2023 A1 Convertible Notes”) that matured on the earlier of (x) the date of the consummation of the Merger and (y) December 29, 2023. The March 2023 A1 Convertible Notes bore interest at 15.79%, based on simple interest daily, unless issued at least five days prior to maturity date. The March 2023 A1 Convertible Notes had similar terms to the 2021 A1 Convertible Notes and 2022 A1 Convertible Notes and were unsecured and subordinated to the Predecessor’s other convertible notes. During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor recognized $10.2 million and $10.1 million, respectively, of loss related to the increase in the fair value of the March 2023 A1 Convertible Notes. The March 2023 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and was recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 4 Forward Merger).

Note 6.    Daewoong Convertible Notes (Predecessor)

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

Due to certain embedded features within the Daewoong Convertible Notes, the Predecessor elected to account for the Daewoong Convertible Notes, including the paid-in-kind principal and interest, and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the Predecessor’s condensed consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, any direct costs and fees related to the Daewoong Convertible Notes were expensed as incurred.

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

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022, the Predecessor recognized $4.1 million, $3.7 million, $0.7 million and $11.5 million, respectively, of income related to the decrease in the fair value of the Daewoong Convertible Notes. As of December 31, 2022, the principal amount outstanding (excluding the PIK Principal) under the Daewoong Convertible Notes was $60 million, with an estimated fair value of $53.5 million. The Daewoong Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

Note 7.    Fair Value Measurements

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying value of cash, accounts payable, accrued liabilities and convertible notes approximate fair value because of the short-term nature of those instruments. There were no convertible notes outstanding at September 30, 2023. The following are other financial assets and liabilities that are measured at fair value on a recurring basis.

Convertible Notes at Fair Value (Predecessor)

Due to certain embedded features within the convertible notes, the Predecessor elected the fair value option to account for its convertible notes, including any paid-in-kind principal and interest, and the embedded features. During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), and the three and nine months ended September 30, 2022, the Predecessor recognized $(13.2) million, $(19.4) million, $(0.7) million and $29.3 million, respectively, of (expense) income related to the (increase) decrease in the fair value of the convertible notes. As of December 31, 2022, the principal amount outstanding under the convertible notes was $111 million, with an estimated fair value of $131.3 million. The convertible notes were converted into shares of the Successor’s common stock at the Closing. See Note 5 Related Party Transactions (Predecessor) and Note 6 Daewoong Convertible Notes (Predecessor) for more information on the convertible notes.

The fair value of the convertible notes was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various initial public offering, settlement, equity financing, corporate transaction and dissolution scenarios. The significant unobservable input assumptions that can significantly change the fair value included (i) the weighted average cost of capital, (ii) the timing of payments, (iii) the discount for lack of marketability, (iv) the probability of certain corporate scenarios, and (v) the long-term pretax operating margin. During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor utilized discount rates ranging from 15% to 40% and 15% to 45%, respectively, reflecting changes in the Predecessor’s risk profile, time-to-maturity probability, and key terms when modified to the convertible notes. As of the Closing, the fair value of the convertible notes immediately prior to their conversion was based on the fair value of the Company’s shares to be received by the holders using the market price of the shares at Closing.

Preferred Stock Warrant Liability (Predecessor)

In 2016, in connection with an earlier debt issuance that has been subsequently settled, the Predecessor issued to one of its investors, Longitude Venture Partners II, L.P. (“Longitude”), warrants to purchase 342,011 shares of the Predecessor’s Series B convertible preferred stock at an exercise price of $7.3097 per share. The Predecessor accounted for the warrants as a liability, which were initially recorded at their fair value of $0.8 million on the date of issuance and are subject to remeasurement at each subsequent balance sheet date. Any change in fair value of the warrants as a result of the remeasurement was recognized as a component of other (loss) income, net in the accompanying Predecessor’s condensed consolidated statements of operations and comprehensive loss.

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

Forward Purchase Agreements (Successor)

On June 29, 2023, Priveterra and Old AEON entered into the Forward Purchase Agreements with each of (i) ACM ARRT J LLC (“ACM”) and (ii) Polar Multi-Strategy Fund (“Polar”) (each of ACM and Polar, individually, a “Seller”, and together, the “Sellers”) for OTC Equity Prepaid Forward Transactions. For purposes of each Forward Purchase Agreement, Priveterra is referred to as the “Company” prior to the consummation of the Merger, while AEON is referred to as the “Company” after the consummation of the Merger. As described below in Note 13 Subsequent Events, the Forward Purchase Agreements were terminated on March 18, 2024.

Pursuant to the terms of the Forward Purchase Agreements, the Sellers intended, but were not obligated, to purchase up to 7,500,000 shares of Priveterra Class A Common Stock in the aggregate concurrently with the Closing pursuant to each Seller’s respective FPA Funding Amount PIPE Subscription Agreement. No Seller would be required to purchase an amount of shares of Priveterra Class A Common Stock that would result in that Seller owning more than 9.9% of the total shares of Priveterra Class A Common Stock outstanding immediately after giving effect to such purchase, unless such Seller, at its sole discretion, waived such 9.9% ownership limitation. The Number of Shares subject to a Forward Purchase Agreement was subject to reduction following a termination of the Forward Purchase Agreements with respect to such shares as described under “Optional Early Termination” (“OET”) in the respective Forward Purchase Agreements.

Each Forward Purchase Agreement provided that a Seller would be paid directly the Prepayment Amount which was equal to an aggregate of $66.7 million based on the product of (i) 6,275,000 shares of Priveterra Class A Common Stock (the “Additional Shares”) and (ii) the redemption price per share of $10.63.

On July 21, 2023, the Company was obligated to pay each Seller separately the Prepayment Amount required under its respective Forward Purchase Agreement, except that since the Prepayment Amount payable to a Seller was to be paid from the purchase of the Additional Shares by such Seller pursuant to the terms of its respective FPA Funding Amount PIPE Subscription Agreement, such amount was netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller were to be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. Therefore, the aggregate Prepayment Amount of $66.7 million was netted against the proceeds paid from the purchase of the Additional Shares in the aggregate by the Sellers pursuant to the FPA Funding Amount PIPE Subscription Agreements. We did not have access to the Prepayment Amount immediately following the Closing and, pursuant to the termination of the Forward Purchase Agreements as described below in Note 13 Subsequent Events, the Sellers will retain the Prepayment Amount in full, which may adversely affect our liquidity and capital needs. The Prepayment Amount of $66.7 million was recorded at its present value of $60.7 million as

Subscription Receivables, which reduced stockholders’ deficit on the Successor’s condensed consolidated balance sheets. The $6 million difference between the subscription receivables and the present value of the subscription receivables at Closing was recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 4 Forward Merger).

Prior to the termination of the Forward Purchase Agreements as described below in Note 13 Subsequent Events, the redemption price per share in the Forward Purchase Agreements was subject to a reset price (the "Reset Price"). The Reset Price was initially the redemption price per share of $10.63 per share. Beginning 90 days after the Closing, the Reset Price became subject to monthly resets, to be the lowest of (a) the then-current Reset Price, (b) $10.63 and (c) the 30-day volume-weighted average price of the Company’s Common Stock immediately preceding such monthly reset. The monthly resets of the Reset Price were subject to a floor of $7.00 per share (the “Reset Price Floor”); however, if during the term of the Forward Purchase Agreements, the Company were to sell or issue any shares of common stock or securities convertible or exercisable for shares of common stock at an effective price of less than the Reset Price (a “Dilutive Offering”), then the Reset Price would have immediately reset to the effective price of such offering and the Reset Price Floor would be eliminated. Additionally, in the event of a Dilutive Offering, the maximum number of shares available under the Forward Purchase Agreements could have been increased if the Dilutive Offering occurred at a price below $10.00 per shares. The maximum number of shares would have been reset to equal 7,500,000 divided by a number equal to the offering price in the Dilutive Offering divided by $10.00.

The Company did not have access to the Prepayment Amount immediately following the Closing and, depending on the manner of settlement for the transactions covered by the Forward Purchase Agreements, may have had limited or no access to the Prepayment Amount during the terms of the Forward Purchase Agreements, particularly if the Company’s common stock continues to trade below the prevailing Reset Price. Further, prior to the termination of the Forward Purchase Agreements in March 2024, the Company would have been required to make cash payments to the counterparties in respect of settlement amounts under the Forward Purchase Agreements, such as in the case of a failure to maintain the listing of the Company’s common stock on a national securities exchange.

From time to time and on any date following the Merger (any such date, an “OET Date”), any Seller had the option, in its absolute discretion, to terminate its Forward Purchase Agreement in whole or in part by providing written notice to the Company (the “OET Notice”), no later than the next Payment Date following the OET Date (which would have specified the quantity by which the Number of Shares was to be reduced (such quantity, the “Terminated Shares”)). The effect of an OET Notice would have been to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Company would have been entitled to an amount from the Seller, and the Seller would have been obligated to pay to the Company an amount, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price in respect of such OET Date.

Pursuant to the terms of the Forward Purchase Agreements, the “Valuation Date” would have been the earlier to occur of (a) the date that is two years after the Closing Date pursuant to the Business Combination Agreement; (b) the date specified by Seller in a written notice to be delivered to AEON at such Seller’s discretion (which Valuation Date would not be earlier than the day such notice is effective) after the occurrence of any of (w) a VWAP Trigger Event, (x) a Delisting Event, or (y) a Registration Failure (defined terms in each of clauses (b)(w) through (b)(y), as described in further detail below) and (c) 90 days after delivery by AEON of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period that occurred at least 6 months after the Closing Date, the VWAP Price was less than the current Reset Price Floor of $7.00 per share; provided, however, that the Reset Price would have been reduced immediately to any lower price at which the Company would have sold, issued or granted any shares or securities convertible or exchangeable into shares (other than, among other things, grants or issuances under the Company’s equity compensation plans, any securities issued in connection with the Merger or any securities issued in connection with the FPA Funding Amount PIPE Subscription Agreements), subject to certain exceptions, in which case the Reset Price Floor would be eliminated.

On the Cash Settlement Payment Date, which would have been the tenth local business day following the last day of the valuation period commencing on the Valuation Date, a Seller was obligated to pay the Company a cash amount equal to (1) (A) a maximum of up to 7,500,000 shares of common stock (the “Number of Shares”) as of the Valuation Date less the number of Unregistered Shares, multiplied by (B) the volume-weighted daily VWAP Price over the Valuation Period less (2) if the Settlement Amount Adjustment was less than the cash amount to be paid, the Settlement Amount Adjustment. The Settlement Amount Adjustment was equal to (1) the Number of Shares as of the Valuation Date multiplied by (2) $2.00 per share, and the Settlement Amount Adjustment will be automatically netted from the Settlement Amount.

Based on the applicable guidance in ASC 480, ASC 815, ASC 505 and SAB 4E, the Company has determined that each of its Forward Purchase Agreements entered in connection with the Merger was a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative of $32.3 million and the loss on issuance of $6.0 million recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 4 Forward Merger). Subsequent changes in the bifurcated derivatives are recorded in the Successor’s condensed consolidated statements of operations and comprehensive loss. For the period from July 22, 2023 to September 30, 2023 (Successor), the Company recorded a loss related to the change in fair value of derivatives of $15.5 million. The Company utilized the Monte-Carlo valuation model to value the forward purchase agreements at Closing date and as of September 30, 2023. The following table summarizes the significant inputs as of the valuation dates:

	September 30,	July 21,
	2023	2023

Stock Price	$5.60	$10.84
Expected volatility	67.00%	55.00%
Risk-free interest rate	5.11%	4.82%
Expected life (in years)	1.81	2
Expected dividend yield	—	—

New Money PIPE Subscription Agreements and Letter Agreements

On June 29, 2023, Priveterra entered into separate subscription agreements (the “New Money PIPE Subscription Agreements”) with each of ACM ASOF VIII Secondary-C LP (“ACM Investor”), the Polar Affiliate and certain other investors (collectively, the “New Money PIPE Investors”). Pursuant to the New Money PIPE Subscription Agreements, the New Money PIPE Investors subscribed for and purchased, and Priveterra issued and sold to the New Money PIPE Investors, on the Closing Date, an aggregate of 1,001,000 shares of Priveterra Class A common stock for a purchase price of $7.00 per share, for aggregate gross proceeds of $7.0 million (the “New Money PIPE Investment”). Certain affiliates of ACM Investor purchased 236,236 shares from third parties through a broker in the open market prior to the Closing, for which all redemption rights were irrevocably waived. Such redeemed shares were freely tradeable shares prior to the Closing, and the proceeds to the Company provided by such redeemed shares were netted against the $3.5 million that ACM Investor was otherwise obligated to pay the Company under its New Money PIPE Subscription Agreement. Accordingly, Priveterra received $3.5 million from Polar and $0.9 million from ACM Investor (net of redeemed shares and fees) in connection with the New Money PIPE Subscription Agreements for the issuance of 1,001,000 shares. The Company recorded a loss of $6.4 million on the line in the Successor’s opening accumulated deficit related to issuance of common shares underlying the New Money PIPE Subscription Agreement equal to the market price of the stock on the Closing Date less the purchase price of $7.00 per share.

On June 29, 2023, the Sponsor entered into separate letter agreements (each, “Letter Agreement” and collectively, the “Letter Agreements”) with each of ACM Investor and Polar. Pursuant to the Letter Agreements, in the event that the average price per share at which shares of common stock purchased pursuant to the New Money PIPE Subscription Agreements that are transferred during the period ending on the earliest of (A) June 21, 2025, (B) the date on which the applicable Forward Purchase Agreement terminates and (C) the date on which all such shares are sold (such price, the “Transfer VWAP”, and such period, the “Measurement Period”) is less than $7.00 per share, then (i) ACM Investor and Polar shall be entitled to receive from Sponsor a number of additional shares of common stock that have been registered for resale by us under an effective resale registration statement pursuant to the Securities Act, under which ACM Investor and Polar may sell or transfer such shares of common stock in an amount that is equal to the lesser of (A) a number of shares of common stock equal to the Make-Whole Amount divided by the VWAP (measured as of the date the additional shares are transferred to ACM Investor or Polar, as applicable) and (B) an aggregate of 400,000 shares of common stock (the “Additional Founder Shares”) and (ii) Sponsor shall promptly (but in any event within fifteen (15) business days) after the Measurement Date, transfer the Additional Founder Shares to ACM Investor or Polar, as applicable. “Make-Whole Amount” means an amount equal to the product of (A) $7.00 minus the Transfer VWAP multiplied by (B) the number of Transferred PIPE Shares. “VWAP” means the per share volume weighted average price of the common stock in respect of the five consecutive trading days ending on the trading day immediately prior to the Measurement Date. “Measurement Date” means the last day of the Measurement Period.

Based on the terms of the Letter Agreements, and applicable guidance in ASC 815 and SAB 5.T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”, the Company has determined that the make-whole provision in the Letter Agreements is a freestanding financial instrument and a derivative instrument. The Company has recorded the derivative liability and measured it at fair value with the initial value of the derivative ($0.4 million) recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 4 Forward Merger). Subsequent changes in fair value of the make-whole provision are recorded in the Successor’s condensed consolidated statements of operations and comprehensive loss. As of September 30, 2023 (Successor), the make-whole provision derivative liability was $0.7 million, included in the embedded forward purchase agreements and derivative liabilities on the Successor’s condensed consolidated balance sheets. For the period from July 22, 2023 to September 30, 2023 (Successor), the Company recorded a loss related to the change in fair value of the make-whole provision derivative liability of $0.3 million.

Committed Financing

In connection with the Merger, on January 6, 2023, Priveterra and Old AEON entered into separate subscription agreements for convertible notes with each of Alphaeon 1 LLC (“A1”) and Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) (collectively, the “Original Committed Financing Agreements”), pursuant to which A1 and Daewoong agreed to purchase, and Priveterra and Old AEON agreed to sell to each of them, up to $15 million and $5 million, respectively, aggregate of principal of interim convertible notes. Further, on June 8, 2023, Old AEON and Priveterra entered into a committed financing agreement with A1 (the “Additional Committed Financing Agreement”), pursuant to which A1 agreed to purchase, and Priveterra and Old AEON agreed to sell to A1, up to an additional $20 million aggregate principal of interim convertible notes. Pursuant to such agreement, the Company issued $14 million of interim convertible notes to A1 in the first and second quarters of 2023. The notes were subsequently measured at fair value under a fair value option election, with changes in fair value reported in earnings of the Predecessor (Old AEON). Conversion of the notes was contingent and automatically convertible on the Merger, and 2,226,182 shares of Priveterra Class A common stock were issued on the Closing Date in settlement of their conversion. The proceeds from the interim convertible notes were used to fund Old AEON’s operations through the consummation of the Merger. Additionally, approximately $25 million was received on the Closing Date in exchange for an aggregate of 3,571,429 shares of Priveterra Class A common stock at $7.00 per share that were issued under a committed financing agreement between Priveterra, Old AEON, and each of two investors, A1 and Daewoong.

The Company recorded a loss of $13.7 million on the line in the Successor’s opening accumulated deficit related to issuance of common shares underlying the Committed Financing Agreements equal to the market price of the stock on the Closing Date less the purchase price of $7.00 per share.

Contingent Consideration and Contingent Founder Shares (Successor)

As part of the Merger, certain Founder Shares and Participating Stockholders shares (together, “Contingent Consideration Shares”), as further discussed below, contain certain contingent provisions.

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

The Company accounts for the Contingent Consideration Shares as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive loss, while the founder shares not subject to restrictions and forfeiture provisions were recorded to equity. As of September 30, 2023 (Successor), the contingent consideration liability was $81.2 million.

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the successor period July 22, 2023 to September 30, 2023 (Successor), the Company recognized $75.9 million in income related to the change in fair value of contingent consideration on the Successor’s condensed consolidated statements of operations and comprehensive loss.

Warrants (Successor)

Upon the Closing, 14,479,999 warrants initially issued by Priveterra in February 2021, consisting of 9,200,000 public warrants sold in the IPO and 5,279,999 warrants issued in a concurrent private placement, were outstanding. The terms of the warrants are governed by a Warrant Agreement dated February 8, 2021 between the Company (then known as Priveterra Acquisition Corp.) and Continental Stock Transfer & Trust Company (the “Warrant Agreement”).

The warrants are accounted for as a liability at the Closing with changes in the fair value through September 30, 2023 recorded to the Successor’s condensed consolidated statement of operations. The Company utilized the publicly reported market price of the public warrants to value the warrant liability at $2.2 million as of September 30, 2023 (Successor). For the Successor period from July 22, 2023 to September 30, 2023, the income from the change in fair value of warrants was $1.6 million.

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

The Company may call the public warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”);
●	if, and only if, there is an effective registration statement under the Securities Act of 1933 covering the issuance of the shares of common stock issuable upon exercise of the warrants, and a current prospectus relating thereto, available through the 30-day redemption period; and
●	if, and only if, the closing price of the Company's common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders.

The Company may also call the public warrants for redemption:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares to be determined by reference to a table in the Warrant Agreement, based on the redemption date and the “fair market value” (as defined in the Warrant Agreement) of common stock except as otherwise described below; and
●	if, and only if, the closing price of the Company’s common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-

trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders.

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

Based on the terms of the Settlement Agreement, the Top-off Right is a freestanding financial instrument, and is accounted for as a derivative liability pursuant to ASC 815. Accordingly, the Company recognized a loss of $11.8 million in the Predecessor period, reflecting the change in fair value through the Closing Date. At the Closing, the derivative liability was derecognized, and the issuance of the Top-off Shares was recognized as purchase consideration in the Successor’s opening additional paid-in capital (see Note 4 Forward Merger).

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands, unaudited):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Embedded Forward Purchase Agreement and Make Whole Derivative
	(Level 3)	(Level 1)	(Level 3)	(Level 3)
Predecessor
Balance, December 31, 2022	$131,292	$-	$-	$-
Issuance of convertible notes	14,000	-	-	-
Change in fair value	19,359	-	-	-
Conversion to common shares	(164,651)	-	-	-
Balance, July 21, 2023	-	-	-	-

Successor
Balance, July 22, 2023	-	3,765	157,100	32,677
Additions	-	-	-	-
Change in fair value	-	(1,593)	(75,939)	15,776
Balance, September 30, 2023	$-	$2,172	$81,161	$48,453

Note 8.    Commitments and Contingencies

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

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), and the nine months ended September 30, 2022 (Predecessor) (in thousands) (Unaudited).

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

Note 9.    Income Taxes

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

Note 10.    Convertible Preferred Stock (Predecessor)

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

The holders of the convertible preferred stock had various rights and preferences as follows:

Voting Rights

The holders of each share of convertible preferred stock, prior to the conversion of the preferred stock in connection with the Closing, previously had the right to one vote for each share of common stock into which such preferred stock could be converted, and with respect to such vote, such holder had full voting rights and powers equal to the voting rights and powers of the holders of common stock. Prior to the conversion of the preferred stock in connection with the Closing, each holder of the convertible preferred stock is entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock had the right to vote.

Election of Directors

The holders of Series A and Series A-2 convertible preferred stock, voting together as a single class were entitled to elect one director of the Company. The holders of Series B and Series B-2 convertible preferred stock, voting together as a single class, were entitled to together elect one director of the Company. The holders of the convertible preferred stock and common stock (voting together as a single class and not as separate series, and with the preferred stock voting on an as-converted basis using then-effective conversion prices) were entitled to elect any remaining directors of the Company.

Dividends

The holders of shares of Series B, Series B-1 and Series B-2 convertible preferred stock were entitled to non-cumulative dividends, out of any assets legally available therefore, on a pari passu basis and prior and in preference to any declaration or payment of any dividend on the Series A, Series A-1 and Series A-2 convertible preferred stock, or common stock of the Company, at the rate of $0.5847768 per calendar year for each share of Series B, Series B-1 and Series B-2 convertible preferred stock, payable when, as and if declared by the Board of Directors.

The holders of shares of Series A, Series A-1 and Series A-2 convertible preferred stock were entitled to non-cumulative dividends, out of any assets legally available therefore, on a pari passu basis and prior and in preference to any declaration or payment of any dividend on the common stock of the Company, at the rate of $0.4382 per calendar year for each share of Series A, Series A-1 and Series A-2 preferred stock, payable when, as and if declared by the Board of Directors.

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

Redemption

The convertible preferred stock was not mandatorily redeemable. The Company has classified the convertible preferred stock as temporary equity on the accompanying Predecessor’s condensed consolidated balance sheets as these shares could be redeemed upon the occurrence of certain change in control events that are outside of the Company’s control.

Convertible Preferred Stock Warrants

Pursuant to the terms of the Company’s Bridge Note, in 2016 the Company issued Longitude warrants to purchase 342,011 shares of the Company’s Series B convertible preferred stock at an exercise price of $7.3097 per share. The warrants are exercisable, in whole or in part, from the date of issuance and expired on May 31, 2023.

Note 11.    Common Stock

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

At the effective time of the Merger (the “Effective Time”), each outstanding share of Old AEON common stock (on an as-converted basis after taking into effect the conversion of the outstanding warrants of Old AEON exercisable for shares of Old AEON preferred stock, the conversion of the shares of Old AEON preferred stock into Old AEON common stock in accordance with the governing documents of Old AEON as of the Effective Time, the conversion of the outstanding convertible notes of Old AEON into Old AEON common stock in accordance with the terms of such convertible notes and after giving effect to the issuance of Old AEON common stock in connection with the merger of ABP Sub, Inc. with and into Old AEON) issued and outstanding immediately prior to the Effective Time converted into the right to receive approximately 2.328 shares of the Company’s common stock. In addition, each share of Priveterra Class B common stock (“Founder Shares”), par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time converted into one share of common stock (of which 3,450,000 Founder Shares are subject to certain vesting and forfeiture conditions).

Successor

As of September 30, 2023 (Successor), the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 500,000,000 shares of common stock at a par value of $0.0001 per share. As of September 30, 2023 (Successor), 37,159,600 shares were issued and outstanding. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of September 30, 2023 (Successor), no cash dividend has been declared to date. Each share of common stock is entitled to one vote. Refer to Note 4 Forward Merger for more information on the number of shares of common stock outstanding immediately following the Merger.

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

Note 12.    Share-based Compensation Stock Incentive Plans

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

In connection with the Merger, the Successor assumed the 2019 Incentive Award Plan and all options and RSU awards that were outstanding immediately prior to the Merger were converted into substantially similar awards covering shares of the Successor’s common stock based on a conversion ratio of approximately 77.65 to 1 share. Additionally, the exercise price for the awards were repriced to $10.00 for all options. The fair value of the replacement awards that were vested, based on the value immediately prior to the Merger, of $13.3 million were included as purchase consideration (see Note 4 Forward Merger for additional information). The remaining value of the replacement awards will be recognized in the successor period as compensation expense over the remaining vesting period, which includes stock-based compensation expense of $1.0 million recorded in the successor period for the impact of the stock option repricing.

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

At the Closing, ABP had granted options to purchase a total of 45,130 ABP Sub options which converted into options to purchase 3,515,219 shares of the Company’s common stock, and a total of 15,059 RSU awards, which converted into RSU awards covering 1,169,366 shares of the Company’s common stock. Of such RSU awards, 127,801 RSUs accelerated vesting concurrently with the Merger. As such, the Company included an additional $1.8 million in purchase consideration (see Note 4 Forward Merger for additional information). Additionally, of such RSU awards, 466,468 RSU’s contained performance-based vesting criteria based on the achievement of the same milestones as the contingent consideration (see Note 7 Fair Value Measurements for additional information). As of September 30, 2023, the milestones 1 and 2 were determined to be probable, and the Company began expensing the proportionate RSU’s over the vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone. For the period from July 22, 2023 to September 30, 2023 (Successor), the Company has recognized $0.2 million in selling, general and administrative expenses and a de minimus amount in research and development expenses associated with such performance based RSU’s in the Successor’s condensed consolidated statement of operations.

The following table summarizes stock option activity under 2019 Incentive Award Plan (unaudited):

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Predecessor
Outstanding, January 1, 2022	38,172	$986.36
Options granted	16,437	898.58
Options forfeited	(9,075)	965.92
Outstanding, December 31, 2022	45,534	958.75
Exercisable, December 31, 2022	23,155	$958.86

Outstanding, January 1, 2023	45,534	$958.75
Options granted	—	—
Options forfeited	(404)	1,021.98
Outstanding, July 21, 2023	45,130	959.06
Exercisable, July 21, 2023	30,968	$956.64

Successor	—	—
Outstanding, July 22, 2023 (converted)	3,515,219	$10.00
Options granted	—	—
Options forfeited	—	—
Outstanding, September 30, 2023	3,515,219	10.00
Exercisable, September 30, 2023	—	$—

There were no options granted in the 2019 Incentive Plan during 2023. The weighted average fair value of options granted during the year ended December 31, 2022 was $488.02. There were no options granted in 2023.

As of December 31, 2022 and September 30, 2023, the weighted average remaining contractual life of options outstanding and options exercisable was 8.1 years and 7.3 years.

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), and the three and nine months ended September 30, 2022 (Predecessor), the Company recognized $0.2 million, $1.6 million, $2.7 million, $1.6 million, $1.1 million and $4.2 million, respectively, of share-based compensation expense related to stock options granted.

As of December 31, 2022 and September 30, 2023, total unrecognized compensation expense related to nonvested stock options was $12.3 million and $5.7 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 24 months and 12 months, respectively.

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

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), and the three and nine months ended September 30, 2022 (Predecessor), the Company recognized $0.6 million, $1.8 million, $2.8 million, $1.8 million, $1.0 million and $3.7 million, respectively, of share-based compensation expense in selling, general and administrative expenses, respectively, and $0.1 million, $0.4 million, $0.4 million, $0.4 million, $0.1 million and $0.6 million, respectively, in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The fair value of stock options under the 2019 Stock Incentive Award Plan was estimated using the following assumptions:

	Nine Months Ended
	September 30,
	2023	2022

Expected volatility	57%	47% – 61%
Risk-free interest rate	4.1% – 4.4%	1.87% – 3.92%
Expected life (in years)	3.00-6.25	5.75 – 6.25
Expected dividend yield	—	—

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

Note 13.    Subsequent Events

The Company has further evaluated subsequent events for recognition and remeasurement purposes as of and for the nine months ended September 30, 2023. After review and evaluation, management has concluded that there were no material subsequent events as of the date that the financial statements were available to be issued except as described below.

Termination of Forward Purchase Agreements

On March 18, 2024, the Company and ACM ARRT J LLC (“ACM”) entered into a termination agreement (the “ACM Termination Agreement”) terminating that certain Forward Purchase Agreement, dated June 29, 2023, by and among the Company and ACM (the “ACM FPA”). The ACM Termination Agreement provides that (i) ACM will retain 3,100,000 previously issued shares of common stock held by ACM pursuant to the ACM FPA and its respective subscription agreement (the “ACM Retained Shares”) and (ii) the Company will be subject to up to $1,500,000 in liquidated damages if it fails to meet certain registration requirements for the ACM Retained Shares, subject to certain conditions set forth in the ACM Termination Agreement. ACM did not pay any cash to the Company for the ACM Retained Shares and retained all portions of the Prepayment Amount associated with the ACM Retained Shares.

On March 18, 2024, the Company and Polar entered into a termination agreement (the “Polar Termination Agreement”) terminating that certain Forward Purchase Agreement, dated June 29, 2023, by and among the Company and Polar (the “Polar FPA”). The Polar Termination Agreement provides that (i) Polar will retain 3,175,000 previously issued shares of common stock held by Polar pursuant to the Polar FPA and its respective subscription agreement (the “Polar Retained Shares”) and (ii) the Company will be subject to up to $1,500,000 in liquidated damages if it fails to meet certain registration requirements for the Polar Retained Shares, subject to certain conditions set forth in the Polar Termination Agreement. Polar did not pay any cash to the Company for the Polar Retained Shares and retained all portions of the Prepayment Amount associated with the Polar Retained Shares.

As a result of the ACM Termination Agreement and Polar Termination Agreement, the Company expects to record a charge to the consolidated statement of operations of approximately $20.3 million during the quarter ended March 31, 2024 to reverse the related subscription receivable and derivative liability on the accompanying consolidated balance sheet.

Convertible Note Subscription and License Agreement Amendment

On March 19, 2024, the Company entered into a subscription agreement with Daewoong (the “Subscription Agreement”) relating to the sale and issuance by the Company of senior secured convertible notes (each, a “Convertible Note” and together, the “Convertible Notes”) in the principal amount of up to $15.0 million, which are convertible into shares of the Company’s common stock, subject to certain conditions and limitations set forth in each Convertible Note. Each Convertible Note will contain customary events of default, will accrue interest at an annual rate of 15.79% and will have a maturity date that is three years from the funding date, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. The Company will use the net proceeds from each Convertible Note to support the late-stage clinical development of its lead product candidate ABP-450 and for general working capital purposes. Pursuant to the terms of the Subscription Agreement, on March 24, 2024, the Company issued and sold to Daewoong one Convertible Note in the principal amount of $5.0 million. The Subscription Agreement further provides that the Company will issue and sell to Daewoong a second Convertible Note in the principal amount of $10.0 million no later than thirty (30) days following the Company’s compliance with certain conditions set forth in the Subscription Agreement, including the Company’s execution of an amendment to that certain License and Supply Agreement, by and between the Company and Daewoong, dated December 20, 2019, as amended on July 29, 2022, January 8, 2023 and April 24, 2023 (the “License Agreement”).

On March 19, 2024, the Company entered into a Fourth Amendment to the License Agreement (the “License Agreement Amendment”) with Daewoong, which amends the License Agreement. Pursuant to the terms of the License Agreement Amendment, the License Agreement will terminate if, over any six month period, (a) the Company ceases to commercialize ABP-450 in certain territories specified in the License Agreement and (b) the Company ceases to advance any clinical studies of ABP-450 in such territories. The License Agreement Amendment also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00 (the “Termination Purchase Right”). The Termination Purchase Right will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon an Automatic Conversion or Optional Conversion (as defined in the Convertible Notes).

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

Overview

We are a clinical stage biopharmaceutical company focused on developing our proprietary botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”) for debilitating medical conditions, with an initial focus on the neurology and gastroenterology markets. We plan to develop ABP-450 to address the estimated $3.0 billion global therapeutic botulinum toxin market, which is projected to grow to $4.4 billion in 2027, according to the Decision Resources Group Therapeutic Botulinum Toxin Market Analysis Global as of 2021. We recently completed a Phase 2 study of ABP-450 for the treatment of cervical dystonia and have an ongoing Phase 2 study of ABP-450 for the treatment of both chronic and episodic migraine. ABP-450 is the same botulinum toxin complex that is currently approved and marketed for cosmetic indications by Evolus, Inc. under the name Jeuveau in the United States and Nuceiva in Canada and the European Union. ABP-450 is manufactured by Daewoong Pharmaceutical Co. Ltd. (“Daewoong”) in compliance with current good manufacturing processes (“cGMP”) in a facility that has been approved by the U.S. Food and Drug Administration (the “FDA”), Health Canada and the European Medicines Agency (“EMA”). We have exclusive development and distribution rights for therapeutic indications of ABP-450 in the United States, Canada, the European Union, the United Kingdom, and certain other international territories. We have built a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

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

We have never been profitable from operations and, as of September 30, 2023, we had an accumulated deficit of $447.4 million. We have never generated revenue from ABP-450. Losses from operations were $29.6 million, income from operations of $64.3 million and $33.4 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and for the nine months ended September 30, 2022, respectively. Consolidated net losses attributable to our common stockholders were $60.7 million, income of $50.3 million and losses were $18.0 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and for the nine months ended September 30, 2022, respectively. As of September 30, 2023, we had $16.2 million in cash. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we expect to have sufficient cash to fund our operating plan through June 2024, including $15 million of committed financing related to the issuance of certain Convertible Notes with Daewoong. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Description of the Merger, Forward Purchase Agreements and Convertible Note Subscription

Merger

At the effective time of the Merger (the “Effective Time”), each outstanding share of Old AEON common stock (on an as-converted basis after taking into effect the conversion of the outstanding warrants of Old AEON exercisable for shares of Old AEON preferred stock, the conversion of the shares of Old AEON preferred stock into Old AEON common stock in accordance with the governing documents of Old AEON as of the Effective Time, the conversion of the outstanding convertible notes of Old AEON into Old AEON common stock in accordance with the terms of such convertible notes and after giving effect to the issuance of Old AEON common stock in connection with the merger of ABP Sub, Inc. with and into Old AEON) issued and outstanding immediately prior to the Effective Time converted into the right to receive approximately 2.328 shares of our Class A common stock, par value $0.0001 per share (“common stock”). In addition, each share of Priveterra Class B common stock (“Founder Shares”), par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time converted into one share of common stock (of which 3,450,000 Founder Shares are subject to certain vesting and forfeiture conditions).

Forward Purchase Agreements

In addition, Priveterra entered into separate Forward Purchase Agreements with each of ACM ARRT J LLC (“ACM”), and Polar Multi-Strategy Master Fund (“Polar”), on June 29, 2023, for an OTC Equity Prepaid Forward Transaction (each, a “Forward Purchase Agreement” and together, the “Forward Purchase Agreements”). The Forward Purchase Agreements provided that each of Polar and ACM would separately be paid directly an aggregate cash amount (the “Prepayment Amount”), which was equal to an aggregate of $66.7 million based on the product of (i) 6,275,000 shares of Priveterra Class A common stock (the “Additional Shares”) and (ii) the redemption price per share of $10.63. In satisfaction of the Prepayment Amount, on July 21, 2023, $66.7 million was obligated to be paid from the purchase of the Additional Shares by each of ACM and Polar pursuant to the terms of certain FPA Funding Amount PIPE Subscription Agreements between Priveterra and each of ACM and Polar.

On March 18, 2024, we entered into separate termination agreements with each of ACM and Polar terminating their respective Forward Purchase Agreements (each, an “FPA Termination Agreement” and together, the “FPA Termination Agreements”). The FPA Termination Agreement with ACM provides that (i) ACM will retain 3,100,000 previously issued Additional Shares held by ACM pursuant to its respective Forward Purchase Agreement and subscription agreement (the “ACM Retained Shares”) and (ii) we will be subject to up to $1.5 million in liquidated damages if we fail to meet certain registration requirements for the ACM Retained Shares, subject to certain conditions set forth in ACM’s respective FPA Termination Agreement. The Termination Agreement with Polar provides that (i) Polar will retain 3,175,000 previously issued Additional Shares held by Polar pursuant to its respective Forward Purchase Agreement and subscription agreement (the “Polar Retained Shares”) and (ii) we will be subject to up to $1.5 million in liquidated damages if we fail to meet certain registration requirements for the Polar Retained Shares, subject to certain conditions set forth in Polar’s respective FPA Termination Agreement. We did not have access to the Prepayment Amount at any time following the Closing and, pursuant to the FPA Termination Agreements, ACM and Polar will retain the Prepayment Amount in full. The potential aggregate liquidated damages of up to $3.0 million and the terminated access to the Prepayment Amount may adversely affect our liquidity and capital needs.

Convertible Note Subscription

On March 19, 2024, we entered into a subscription agreement with Daewoong (the “Subscription Agreement”) relating to our sale and issuance of senior secured convertible notes (each, a “Convertible Note” and together, the “Convertible Notes”) in the principal amount of up to $15.0 million, which are convertible into shares of common stock, subject to certain conditions and limitations set forth in each Convertible Note. Each Convertible Note will contain customary events of default, will accrue interest at an annual rate of 15.79% and will have a maturity date that is three years from the funding date, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. We will use the net proceeds from each Convertible Note to support the late-stage clinical development of ABP-450 and for general working capital purposes. Pursuant to the terms of the Subscription Agreement, on March 24, 2024, we issued and sold to Daewoong one Convertible Note in the principal amount of $5.0 million. The Subscription Agreement further provides that we will issue and sell to Daewoong a second Convertible Note in the principal amount of $10.0 million no later than thirty (30) days following our compliance with certain conditions set forth in the Subscription Agreement, including our execution of an amendment to that certain License and Supply Agreement, by and between us and Daewoong, dated December 20, 2019, as amended on July 29, 2022, January 8, 2023 and April 24, 2023 (the “License Agreement”).

On March 19, 2024, we entered into a Fourth Amendment to the License Agreement (the “License Agreement Amendment”) with Daewoong, which amends the License Agreement. Pursuant to the terms of the License Agreement Amendment, the License Agreement will terminate if, over any six month period, (a) we cease to commercialize ABP-450 in certain territories specified in the License Agreement and (b) we cease to advance any clinical studies of ABP-450 in such territories. The License Agreement Amendment also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00 (the “Termination Purchase Right”). The Termination Purchase Right will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon an Automatic Conversion or Optional Conversion (as defined in the Convertible Notes).

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

Acquired in-Process Research and Development

The Company records costs incurred in obtaining technology licenses to research and development expense as acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The IPR&D recorded at the Closing was written off and is included on the line in the consolidated financial statements (see Note 4 Forward Merger to the consolidated financial statements).

Change in Fair Value of Contingent Consideration

The Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive loss.

Other (Loss) Income, Net

Other (loss) income, net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible notes, forward purchase agreements, warrant liabilities, each described below, at each balance sheet date.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the Predecessor’s condensed consolidated statement of operations and comprehensive loss.

Change in fair value of forward purchase agreement and make whole derivative - the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. On the line describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor or the Successor as they are not directly attributable to either period but instead were contingent on the Merger. Subsequent changes in the bifurcated derivatives are recorded in the Successor’s condensed consolidated statements of operations and comprehensive loss.

Change in fair value of warrants - Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the Successor’s condensed consolidated statements of operations and comprehensive loss.

Income Tax Benefit

Our tax provision is comprised of federal and state income taxes. We currently record a full valuation allowance against our net deferred tax assets. We have provided for the tax effects of uncertain tax positions in our tax provision.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023		2022	2023		2022
	Predecessor July 1 to July 21	Successor July 22 to September 30	Predecessor July 1 to September 30	Predecessor January 1 to July 21	Successor July 22 to September 30	Predecessor January 1 to September 30
	(As restated)	(As restated)		(As restated)	(As restated)
Operating expenses:
Selling, general and administrative	$1,055	$5,265	$2,436	$9,841	$5,265	$8,171
Research and development	1,573	6,388	7,477	19,803	6,388	25,225
Change in fair value of contingent consideration	—	(75,939)	—	—	(75,939)	—
Total operating costs and expenses	2,628	(64,286)	9,913	29,644	(64,286)	33,396
(Loss) income from operations	(2,628)	64,286	(9,913)	(29,644)	64,286	(33,396)
Other (loss) income:
Change in fair value of convertible notes	(13,249)	—	(666)	(19,359)	—	15,261
Change in fair value of warrants	—	1,593	—	—	1,593	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	(11,789)	(15,776)	—	(11,789)	(15,776)	—
Other income, net	5	186	141	114	186	142
Total other (loss) income, net	(25,033)	(13,997)	(525)	(31,034)	(13,997)	15,403
(Loss) income before taxes	(27,661)	50,289	(10,438)	(60,678)	50,289	(17,993)
Income taxes	—	—	—	—	—	—
(Loss) Income and comprehensive (loss) income	$(27,661)	$50,289	$(10,438)	$(60,678)	$50,289	$(17,993)
Basic and diluted net (loss) income per share	$(0.20)	$1.35	$(0.08)	$(0.44)	$1.35	$(0.13)
Weighted average shares of common stock outstanding used to compute basic and diluted net (loss) income per share	138,848,177	37,159,600	138,848,177	138,848,177	37,159,600	138,848,177

Comparison of the periods from July 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to September 30, 2023 (Successor), January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), to the three and nine months ended September 30, 2022 (Predecessor)

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $1.1 million and $5.3 million for the period from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively, an increase of $4.0 million, or 159%, compared to $2.4 million during the three months ended September 30, 2022 (Predecessor). The increase in S&GA expenses was primarily attributable to an increase of $2.2 million in legal expenses and professional fees related to the Merger, $1.0 million related to repricing of stock options in connection with the Merger and an increase in stock-based compensation expense of $0.5 million due to vesting of restricted stock units granted in 2023.

SG&A expenses were $9.8 million and $5.3 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively, an increase of $6.9 million, or 85%, compared to $8.2 million during the nine months ended September 30, 2022 (Predecessor). The increase in SG&A expenses was primarily attributable to an increase of $5.9 million in legal expenses and professional fees related to the Merger and $1.0 million related to repricing of stock options in connection with the Merger.

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

Change in Fair Value of Contingent Consideration

At the Closing, the Company recognized a gain of $75.9 million related to the change in the fair value of the contingent consideration liability for the period from July 22, 2023 to September 30, 2023 (Successor) related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares. See Note 7 Fair Value Measurements to the consolidated financial statements for further discussion.

Other Income (Loss), Net

Other income (loss), net was loss of $25.0 million and $14.0 million for the period from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively, an increase in net other loss of $38.5 million, compared to loss of $0.5 million during the three months ended September 30, 2022 (Predecessor). The change is primarily due to loss on fair value of derivatives of $15.8 million (Successor), offset by income of $1.6 million for change in fair value of warrants (Successor), $11.8 million loss related to settlement of derivatives (Predecessor) and $13.2 million of loss related to the change in value of convertible notes (Predecessor) compared to loss in the same period in the prior year primarily related to $0.7 million due to change in convertible notes (Predecessor).

Other income (loss), net was loss of $31.0 million and $14.0 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively, an increase in net other loss of $60.4 million, compared to income of $15.4 million during the nine months ended September 30, 2022 (Predecessor). The change is due to loss on fair value of derivatives of $15.8 million (Successor), loss of $19.4 million related to the change in value of convertible notes

(Predecessor), income of $1.6 million for change in fair value of warrants (Successor), $11.8 million loss related to the change in fair value of derivatives (Predecessor) compared to income during the nine months ended September 30, 2022 (Predecessor) primarily related to a $15.3 million due to change in fair value of convertible notes.

Liquidity and Capital Resources

Our primary sources of capital have been debt financing (Predecessor) and equity financing (Successor). We have experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of September 30, 2023 (Successor), we had reported cash of $16.2 million and an accumulated deficit of $447.4 million.

On July 21, 2023, the Company closed the Merger. The funding available to the Company at the Closing included approximately $30 million of committed financing from existing and new AEON investors, as well as the cash remaining in Priveterra’s trust account after redemptions. The committed financings available immediately at the Closing provided the capital necessary to consummate the Merger and provided sufficient proceeds to fund the Company through the announcement of topline data from the Company’s Phase 2 study with ABP-450 for the preventive treatment of episodic migraine, which occurred in October 2023.

Prior to the Merger, Priveterra had entered into separate Forward Purchase Agreements with each of ACM and Polar. The Forward Purchase Agreements provided that each of Polar and ACM would separately be paid directly the Prepayment Amount, which was equal to an aggregate of $66.7 million based on the product of (i) 6,275,000 Additional Shares and (ii) the redemption price per share of $10.63. In satisfaction of the Prepayment Amount, on July 21, 2023, $66.7 million was obligated to be paid from the purchase of the Additional Shares by each of ACM and Polar pursuant to the terms of certain FPA Funding Amount PIPE Subscription Agreements between Priveterra and each of ACM and Polar.

On March 18, 2024, we entered into separate FPA Termination Agreements with each of ACM and Polar terminating their respective Forward Purchase Agreements. The FPA Termination Agreement with ACM provides that (i) ACM will retain 3,100,000 previously issued Additional Shares held by ACM pursuant to its respective Forward Purchase Agreement and subscription agreement and (ii) we will be subject to up to $1.5 million in liquidated damages if we fail to meet certain registration requirements for the ACM Retained Shares, subject to certain conditions set forth in ACM’s respective FPA Termination Agreement. The Termination Agreement with Polar provides that (i) Polar will retain 3,175,000 previously issued Additional Shares held by Polar pursuant to its respective Forward Purchase Agreement and subscription agreement and (ii) we will be subject to up to $1.5 million in liquidated damages if we fail to meet certain registration requirements for the Polar Retained Shares, subject to certain conditions set forth in Polar’s respective FPA Termination Agreement. We did not have access to the Prepayment Amount at any time following the Closing and, pursuant to the FPA Termination Agreements, ACM and Polar will retain the Prepayment Amount in full. The potential aggregate liquidated damages of up to $3.0 million and the terminated access to the Prepayment Amount may adversely affect our liquidity and capital needs.

On March 19, 2024, we entered into the Subscription Agreement with Daewoong relating to our sale and issuance of Convertible Notes in the principal amount of up to $15.0 million, which are convertible into shares of common stock, subject to certain conditions and limitations set forth in each Convertible Note. Each Convertible Note will contain customary events of default, will accrue interest at an annual rate of 15.79% and will have a maturity date that is three years from the funding date, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. We will use the net proceeds from each Convertible Note to support the late-stage clinical development of ABP-450 and for general working capital purposes. Pursuant to the terms of the Subscription Agreement, on March 24, 2024, we issued and sold to Daewoong one Convertible Note in the principal amount of $5.0 million. The Subscription Agreement further provides that we will issue and sell to Daewoong a second Convertible Note in the principal amount of $10.0 million no later than thirty (30) days following our compliance with certain conditions set forth in the Subscription Agreement, including our execution of an amendment to the License Agreement with Daewoong.

On March 19, 2024, we entered into the License Agreement Amendment with Daewoong, which amends the License Agreement. Pursuant to the terms of the License Agreement Amendment, the License Agreement will terminate if, over any six month period, (a) we cease to commercialize ABP-450 in certain territories specified in the License Agreement and (b) we cease to advance any clinical studies of ABP-450 in such territories. The License Agreement Amendment also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00. The Termination Purchase Right will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon an Automatic Conversion or Optional Conversion (as defined in the Convertible Notes).

As of the date of this Report, we expect to have sufficient cash to fund our operating plan through June 2024, including $15 million of committed financing related to the issuance of certain Convertible Notes with Daewoong. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We are actively attempting to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Our primary use of cash is to fund operating expenses, which consist of R&D expenditures, including clinical trials, as well as SG&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses.

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

We may receive additional capital from the cash exercise of the warrants. However, the exercise price of our warrants and the Private Placement Warrants is $11.50 per warrant and the last reported sales price of our common stock on March 26, 2024 was $11.41. The likelihood that holders of warrants will exercise their warrants or Private Placement Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our common stock after effectiveness of our registration statement on Form S-1 registering the issuance of common stock underlying the warrants and Private Placement Warrants. If the trading price for our common stock does not maintain a price above $11.50 per share after the effectiveness of such registration statement on Form S-1, we do not expect holders to exercise their warrants for cash. Beginning the 61st business day after the closing of the Business Combination, holders of warrants can exercise warrants on a cashless basis at any time when such registration statement is not available. The warrants and Private Placement Warrants may be exercised on a cashless basis at any time and we will not receive any proceeds from such exercise, even if the Private Placement Warrants are in-the-money. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of warrants when planning for our operational funding needs.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) were $21.7 million and $15.1 million, respectively, consisting primarily of a net loss of $60.7 million (Predecessor) and income of $50.3 million (Successor) and non-cash charges of $25.2 million, consisting primarily of $19.4 million related to the change in fair value of the convertible notes (Predecessor), $(1.6) million related to change in fair value of warrants (Successor), $15.8 million related to change in fair value of derivatives (Successor), $(75.9) million related to change in fair value of contingent consideration (Successor) and a $5.4 million non-cash expense related to stock-based compensation for our executives and directors, consisting of $3.2 million (Predecessor) and $2.2 million (Successor).

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

Committed Financings and Forward Purchase Agreements in Connection with the Merger

Committed Financing

In connection with the Merger, on January 6, 2023, Priveterra and Old AEON entered into separate subscription agreements for convertible notes with each of Alphaeon 1 LLC (“A1”) and Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) (collectively, the “Original Committed Financing Agreements”), pursuant to which A1 and Daewoong agreed to purchase, and Priveterra and Old AEON agreed to sell to each of them, up to $15 million and $5 million, respectively, aggregate of principal of interim convertible notes. Further, on June 8, 2023, Old AEON and Priveterra entered into a committed financing agreement with A1 (the “Additional Committed Financing Agreement”), pursuant to which A1 agreed to purchase, and Priveterra and Old AEON agreed to sell to A1, up to an additional $20 million aggregate principal of interim convertible notes. Pursuant to such agreement, the Company issued $14 million of interim convertible notes to A1 in the first and second quarters of 2023. The notes were subsequently measured at fair value under a fair value option election, with changes in fair value reported in earnings of the Predecessor (Old AEON). Conversion of the notes was contingent and automatically convertible on the Merger, and 2,226,182 shares of Priveterra Class A common stock were issued on the Closing Date in settlement of their conversion. The proceeds from the interim convertible notes were used to fund Old AEON’s operations through the consummation of the Merger. Additionally, approximately $25 million was received on the Closing Date in exchange for an aggregate of 3,571,429 shares of Priveterra Class A common stock at $7.00 per share that were issued under a committed financing agreement between Priveterra, Old AEON, and each of two investors, A1 and Daewoong.

Forward Purchase Agreements (Successor)

On June 29, 2023, Priveterra and Old AEON entered into the Forward Purchase Agreements with each of (i) ACM and (ii) Polar (each of ACM and Polar, individually, a “Seller”, and together, the “Sellers”) for OTC Equity Prepaid Forward Transactions. For purposes of each Forward Purchase Agreement, Priveterra is referred to as the “Company” prior to the consummation of the Merger, while AEON is referred to as the “Company” after the consummation of the Merger. Any reference herein to the “Forward Purchase Agreement” are to be treated as a reference to each Seller’s separate agreement and should be construed accordingly and any action taken by a Seller should be construed as an action under its own respective agreement. As described above in Liquidity and Capital Resources, the Forward Purchase Agreements were terminated on March 18, 2024.

Pursuant to the terms of the Forward Purchase Agreements, the Sellers intended, but were not obligated, to purchase up to 7,500,000 shares of Priveterra Class A common stock in the aggregate concurrently with the Closing pursuant to each Seller’s respective FPA Funding Amount PIPE Subscription Agreement. No Seller would be required to purchase an amount of shares of Priveterra Class A common stock that would result in that Seller owning more than 9.9% of the total shares of Priveterra Class A common stock outstanding immediately after giving effect to such purchase, unless such Seller, at its sole discretion, waived such 9.9% ownership limitation. The Number of Shares subject to a Forward Purchase Agreement was subject to reduction following a termination of the Forward Purchase Agreements with respect to such shares as described under “Optional Early Termination” in the respective Forward Purchase Agreements.

Each Forward Purchase Agreement provided that a Seller would be paid directly the Prepayment Amount which was equal to an aggregate of $66.7 million based on the product of (i) 6,275,000 shares of Priveterra Class A common stock and (ii) the redemption price per share of $10.63.

On July 21, 2023, the Company was obligated to pay to each Seller separately the Prepayment Amount required under its respective Forward Purchase Agreement, except that since the Prepayment Amount payable to a Seller was to be paid from the purchase of the Additional Shares by such Seller pursuant to the terms of its respective FPA Funding Amount PIPE Subscription Agreement, such amount was netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller were to be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. Therefore, the aggregate Prepayment Amount of $66.7 million was netted against the proceeds paid from the purchase of the Additional Shares in the aggregate by the Sellers pursuant to the FPA Funding Amount PIPE Subscription Agreements. We did not have access to the Prepayment Amount immediately following the Closing and, pursuant to the FPA Termination Agreements, the Sellers will retain the Prepayment Amount in full, which may adversely affect our liquidity and capital needs. The Prepayment Amount of $66.7 million was recorded as Subscription Receivables on the Successor’s condensed consolidated balance sheets at present value of $60.7 million, with the $6.0 million being reflected as a loss on forward purchase agreement derivative contract and PIPE loss on the Successor’s opening accumulated deficit.

Prior to the termination of the Forward Purchase Agreements as described above in Liquidity and Capital Resources, the redemption price per share in the Forward Purchase Agreements was subject to a reset price (the "Reset Price"). The Reset Price was initially the redemption price per share of $10.63 per share. Beginning 90 days after the Closing, the Reset Price became subject to monthly resets, to be the lowest of (a) the then-current Reset Price, (b) $10.63 and (c) the 30-day volume-weighted average price of the Company’s common stock immediately preceding such monthly reset. The monthly resets of the Reset Price were subject to a floor of $7.00 per share (the “Reset Price Floor”); however, if during the term of the Forward Purchase Agreements, the Company were to sell or issue any shares of common stock or securities convertible or exercisable for shares of common stock at an effective price of less than the Reset Price (a “Dilutive Offering”), then the Reset Price would have immediately reset to the effective price of such offering and the Reset Price Floor would be eliminated. Additionally, in the event of a Dilutive Offering, the maximum number of shares available under the Forward Purchase Agreements could have been increased if the Dilutive Offering occurred at a price below $10.00 per shares. The maximum number of shares would have been reset to equal 7,500,000 divided by a number equal to the offering price in the Dilutive Offering divided by $10.00.

We did not have access to the Prepayment Amount immediately following the Closing and, depending on the manner of settlement for the transactions covered by the Forward Purchase Agreements, may have had limited or no access to the Prepayment Amount during the terms of the Forward Purchase Agreements, particularly if the Company’s common stock continues to trade below the prevailing Reset Price. Further, prior to the termination of the Forward Purchase Agreements in March 2024, the Company would have been required to make cash payments to the counterparties in respect of settlement amounts under the Forward Purchase Agreements, such as in the case of a failure to maintain the listing of the Company’s common stock on a national securities exchange.

From time to time and on any date following the Merger (any such date, an “OET Date”), any Seller had the option, in its absolute discretion, to terminate its Forward Purchase Agreement in whole or in part by providing written notice to the Company (the “OET Notice”), no later than the next Payment Date following the OET Date (which would have specified the quantity by which the Number of Shares was to be reduced (such quantity, the “Terminated Shares”)). The effect of an OET Notice would have been to reduce the Number of Shares by the number of Terminated Shares specified in such OET Notice with effect as of the related OET Date. As of each OET Date, the Company would have been entitled to an amount from the Seller, and the Seller would have been obligated to pay to the Company an amount, equal to the product of (x) the number of Terminated Shares and (y) the Reset Price in respect of such OET Date.

Pursuant to the terms of the Forward Purchase Agreements, the “Valuation Date” would have been the earlier to occur of (a) the date that is two years after the Closing Date pursuant to the Business Combination Agreement; (b) the date specified by Seller in a written notice to be delivered to AEON at such Seller’s discretion (which Valuation Date would not be earlier than the day such notice is effective) after the occurrence of any of (w) a VWAP Trigger Event, (x) a Delisting Event, or (y) a Registration Failure (defined terms in each of clauses (b)(w) through (b)(y), as described in further detail below) and (c) 90 days after delivery by AEON of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period that occurred at least 6 months after the Closing Date, the VWAP Price was less than the current Reset Price Floor of $7.00 per share; provided, however, that the Reset Price would have been reduced immediately to any lower price at which the Company would have sold, issued or granted any shares or securities convertible or exchangeable into shares (other than, among other things, grants or issuances under the Company’s equity compensation plans, any securities issued in connection with the Merger or any securities issued in connection with the FPA Funding Amount PIPE Subscription Agreements), subject to certain exceptions, in which case the Reset Price Floor would be eliminated.

On the Cash Settlement Payment Date, which would have been the tenth local business day following the last day of the valuation period commencing on the Valuation Date, a Seller was obligated to pay the Company a cash amount equal to (1) (A) a maximum of up to 7,500,000 shares of common stock (the “Number of Shares”) as of the Valuation Date less the number of Unregistered Shares, multiplied by (B) the volume-weighted daily VWAP Price over the Valuation Period less (2) if the Settlement Amount Adjustment was less than the cash amount to be paid, the Settlement Amount Adjustment. The Settlement Amount Adjustment was equal to (1) the Number of Shares as of the Valuation Date multiplied by (2) $2.00 per share, and the Settlement Amount Adjustment will be automatically netted from the Settlement Amount.

Forward Purchase Agreement Subscription and Letter Agreements

On June 29, 2023, Priveterra entered into separate subscription agreements (the “FPA Funding Amount PIPE Subscription Agreements”) with each of ACM and Polar (collectively, the “FPA Funding PIPE Investors”). Pursuant to the FPA Funding Amount PIPE Subscription Agreements, the FPA Funding PIPE Investors agreed to subscribe for and purchase, and Priveterra agreed to issue and sell to the FPA Funding PIPE Investors, on the Closing, an aggregate of up to 7,500,000 shares of Priveterra Class A common stock, less the Recycled Shares in connection with the Forward Purchase Agreements.

On June 29, 2023, Priveterra entered into separate subscription agreements (the “New Money PIPE Subscription Agreements”) with each of ACM ASOF VIII Secondary-C LP (“ACM Investor”), the Polar Affiliate and certain other investors (collectively, the “New Money PIPE Investors”). Pursuant to the New Money PIPE Subscription Agreements, the New Money PIPE Investors subscribed for and purchased, and Priveterra issued and sold to the New Money PIPE Investors, on the Closing Date, an aggregate of 1,001,000 shares of Priveterra Class A common stock for a purchase price of $7.00 per share, for aggregate gross proceeds of $7.0 million (the “New Money PIPE Investment”). Certain affiliates of ACM Investor purchased 236,236 shares from third parties through a broker in the open market prior to the Closing, for which all redemption rights were irrevocably waived. ACM Investor held such redeemed shares as freely tradeable shares prior to the Closing, and the proceeds to the Company provided by such redeemed shares were netted against the $3.5 million that ACM Investor was otherwise obligated to pay the Company under its New Money PIPE Subscription Agreement. Accordingly, Priveterra received $3.5 million from Polar and $0.9 million from ACM Investor (net of redeemed shares and fees) in connection with the New Money PIPE Subscription Agreements for the issuance of 1,001,000 shares.

On June 29, 2023, the Sponsor entered into separate letter agreements (each, “Letter Agreement” and collectively, the “Letter Agreements”) with each of ACM Investor and Polar. Pursuant to the Letter Agreements, in the event that the average price per share at which shares of common stock purchased pursuant to the New Money PIPE Subscription Agreements that are transferred during the period ending on the earliest of (A) June 21, 2025, (B) the date on which the applicable Forward Purchase Agreement terminates and (C) the date on which all such shares are sold (such price, the “Transfer VWAP”, and such period, the “Measurement Period”) is less than $7.00 per share, then (i) ACM Investor and Polar shall be entitled to receive from Sponsor a number of additional shares of common stock that have been registered for resale by us under an effective resale registration statement pursuant to the Securities Act, under which ACM Investor and Polar may sell or transfer such shares of common stock in an amount that is equal to the lesser of (A) a number of shares of common stock equal to the Make-Whole Amount divided by the VWAP (measured as of the date the additional shares are transferred to ACM Investor or Polar, as applicable) and (B) an aggregate of 400,000 shares of common stock (the “Additional Founder Shares”) and (ii) Sponsor shall promptly (but in any event within fifteen (15) business days) after the Measurement Date, transfer the Additional Founder Shares to ACM Investor or Polar, as applicable. “Make-Whole Amount” means an amount equal to the product of (A) $7.00 minus the Transfer VWAP multiplied by (B) the number of Transferred PIPE Shares. “VWAP” means the per share volume weighted average price of the common stock in respect of the five consecutive trading days ending on the trading day immediately prior to the Measurement Date. “Measurement Date” means the last day of the Measurement Period.

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

The Company accounts for the Contingent Consideration Shares as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive loss, while the founder shares were recorded to equity. As of September 30, 2023 (Successor), the contingent consideration liability was $81.2 million. For the period from July 22, 2023 to September 30, 2023 (Successor), the income related to the change in fair value of contingent consideration was $75.9 million.

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the successor period July 22, 2023 to September 30, 2023, the Company recognized $75.9 million in income related to the change in fair value of contingent consideration on the Successor’s condensed consolidated statements of operations and comprehensive loss.

Critical Accounting Policies and Estimates

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

Acquired in-Process Research and Development

The Company records costs incurred in obtaining technology licenses to research and development expense as acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The Company used a Multi-Period Excess Earnings Method under the Income Approach for the valuation of IPR&D. The valuation is subject to inputs and assumptions that have variability, including, but not limited to, the discount rate used, the total addressable market for each potential drug, market penetration assumptions, and the estimated timing of commercialization of the drugs. Changes in these inputs and assumptions could have a significant impact on the fair value of the IPR&D. The IPR&D recorded at the Closing was written off and is included on the line in the consolidated financial statements (see Note 4 to the consolidated financial statements).

Contingent Considerations (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive loss. The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. The valuation is subject to inputs and assumptions that have variability, including stock price and milestone probabilities. As stock price and/or probabilities of achieving the milestones increases or decreases, this may result in an increase or decrease, respectively, in the liability.

Forward Purchase Agreements (Successor)

Based on the applicable guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”), the Company has determined it is a freestanding financial instrument and the prepaid forward contract is a derivative instrument. The Company has recorded the prepaid forward contract as a derivative liability and measured it at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. Subsequent changes in the fair value of the forward purchase agreements are recorded in the Successor’s consolidated statements of operations and comprehensive (loss) income. The Company utilized the Monte-Carlo valuation model to value the forward purchase agreements. The valuation is subject to inputs and assumptions that have variability, including stock price, risk-free rate and volatility, and changes in these inputs may result in increases or decreases in the liabilities.

Warrants (Successor)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the Successor’s condensed consolidated statements of operations and comprehensive loss. The Company utilized the publicly reported market price of the public warrants to value the warrant liability. The valuation is subject to inputs and assumptions that have variability, including market price of warrants, and changes in warrant price may result in an increase or decrease in the liability.

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

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2023. Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2023.

Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our certifying officers concluded that the Company did not have an effective risk assessment over complex transactions due to the lack of sufficient and qualified resources. This led to a deficiency in the design and implementation of controls to review data inputs used in the valuation of financial instruments. The material weaknesses resulted in a restatement of our financial statements as described in the Explanatory Note to this Quarterly Report.

Additionally, as previously disclosed, on July 21, 2023, AEON completed a Merger with Old AEON and Merger Sub, pursuant to which Merger Sub merged with and into Old AEON, with Old AEON surviving the merger as a wholly-owned subsidiary of AEON. Prior to the Merger, Priveterra was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date considering the Company’s operations prior to the Merger were insignificant compared to those of the Post-Combination Company. The design and implementation of internal controls over financial reporting for the Post-Combination Company has required and will continue to require significant time and resources from management and other personnel.

Based on our assessment, we have continued to identify a material weakness in connection with Priveterra’s internal controls around the interpretation and accounting for extinguishment of a significant contingent obligation as of December 31, 2022 that were not effectively designed or maintained.

Remediation Status of Material Weaknesses in Internal Control over Financial Reporting

We plan to enhance our processes by designing and implementing controls to review the results of valuations and estimates, including the completeness and accuracy of relevant data elements included in the valuation or estimate. We also plan to engage additional qualified resources and/or hire additional staff to ensure these incremental controls are properly implemented.

Management continues to be actively engaged to take steps to remediate the material weaknesses, including transition of financial reporting responsibilities from Priveterra to AEON and enhanced processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements, providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control over Financial Reporting

Management has continued to take action to remediate the material weaknesses during the quarterly period ended September 30, 2023. However, the material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. You should carefully consider the risks and uncertainties described below and the other information in this report before making an investment in our common stock or warrants. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock and warrants could decline and you could lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to Our Business Operations and Financial Position

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it.

We are a clinical stage biopharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Old AEON was originally incorporated in 2012 but did not begin focusing its efforts and financial resources on the clinical development and regulatory approval of ABP-450 for therapeutic indications until 2019. The operating history upon which investors must evaluate our business and prospects is limited. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or a history of commercial operations. In addition, as an organization, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical market. To date, we have not obtained any regulatory approvals for ABP-450 or generated any revenue from product sales relating to therapeutic uses of ABP-450.

Because we have not yet received regulatory approvals, we are not permitted to market ABP-450 for therapeutic use in the United States or in any other territory, and as such, we have not generated any revenue from sales of ABP-450 to date. We have recorded losses from operations of $29.6 million, income of $64.3 million and loss of $33.4 million for the periods January 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to September 30, 2023 (Successor) and for the nine months ended September 30, 2022, respectively; and we have net losses of $60.7 million, income of $50.3 million and loss of $18.0 million for the periods January 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to September 30, 2023 (Successor) and for the nine months ended September 30, 2022, respectively. As a result of our ongoing losses, as of September 30, 2023 (Successor), we had an accumulated deficit of $447.4 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for, and begin to commercialize, ABP-450, if approved. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of common stock and our ability to raise capital and continue operations.

Our management has concluded that uncertainties around our ability to raise additional capital raise substantial doubt about our ability to continue as a going concern. We will require additional financing to fund our future operations. Any failure to obtain additional capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.

We have concluded that we do not have sufficient cash to fund our operations and to meet our obligations as they become due within one year from the date that our consolidated financial statements are issued and as a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of ongoing operating losses and a lack of financing commitments to meet cash requirements, and is subject to our ability to generate a profit or obtain appropriate financing from outside sources, including obtaining additional funding from the sale of our securities or obtaining loans from third parties where possible. We will need to raise additional capital to fund our operations. We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. The perception that we may not be able to continue as a going concern may materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise and no assurance can be given that sufficient funding will be available when needed to allow us to continue as a going concern. This perception may also make it more difficult to operate our business due to concerns about our ability to meet our contractual obligations. If we cannot continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our stockholders may lose some or all of their investment in us.

We expect that we will continue to expend substantial resources for the foreseeable future in order to complete development of and seek regulatory approval for ABP-450 for the treatment of migraine, cervical dystonia and gastroparesis, identify future potential therapeutic applications for ABP-450 and establish sales and marketing capabilities to commercialize ABP-450 across any approved indications.

We expect to have sufficient cash to fund our operating plan through June 2024, including $15 million of committed financing related to the issuance of certain Convertible Notes with Daewoong. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our future capital requirements depend on many factors, including:

•the timing of, and the costs involved in, obtaining regulatory approvals for ABP-450 in our proposed therapeutic indications;
•the scope, progress, results and costs of researching and developing ABP-450, and conducting preclinical and clinical studies, including any determination we make as to whether to cease its migraine open label extension study;
•the cost of commercialization activities if ABP-450 is approved in any of our proposed therapeutic indications for sale, including marketing, sales and distribution costs;
•costs under our third-party manufacturing and supply arrangements for ABP-450 and any products we commercialize;
•the degree and rate of market acceptance of ABP-450 or any future approved products;
•the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products;
•costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, and the terms and timing of any strategic collaboration or other arrangement;
•the timing of our sale and issuance of the second Convertible Note in the principal amount of $10.0 million, pursuant to a subscription agreement (the “Subscription Agreement”), dated as of March 19, 2024, with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”) relating to our sale and issuance of senior secured convertible notes (each, a “Convertible Note” and together, the “Convertible Notes”) in the principal amount of up to $15.0 million;
•the terms of any conversion of the first Convertible Note in the principal amount of $5.0 million, issued and sold to Daewoong on March 24, 2024, or the second Convertible Note into shares of common stock, subject to certain conditions and limitations set forth in each Convertible Note;
•the timing and terms of any liquidated damages cash payments under the separate termination agreements, dated as of March 18, 2024 (each, an “FPA Termination Agreement” and together, the “FPA Termination Agreements”), with each of ACM ARRT J LLC (“ACM”), and Polar Multi-Strategy Master Fund (“Polar”) (each of ACM and Polar, individually, a “Seller”, and together, the “Sellers”), terminating their respective Forward Purchase Agreements with us, dated as of June 29, 2023, for an OTC Equity Prepaid Transaction (each, a “Forward Purchase Agreement” and together, the “Forward Purchase Agreements”), which in certain circumstances may require aggregate payments of up to $3.0 million by us to the Sellers under the FPA Termination Agreements; and
•costs of operating as a public company.

If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidate(s), technologies, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings or offerings of securities convertible into our equity, the ownership interest of stockholders will be diluted and the terms of any such securities may have a preference over our common stock. Debt financing, receivables financing and royalty financing may also be coupled with an equity component, such as warrants to purchase our capital stock, which could also result in dilution of our existing stockholders’ ownership, and such dilution may be material.

Additionally, if we raise additional capital through debt financing, we will have increased fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to commercialize ABP-450 in our proposed therapeutic indications or to operate as a business and may result in liens being placed on our assets. If we were to default on any of our indebtedness, we could lose such assets. Additional funding may not be available on acceptable terms, or at all. The global credit and financial markets have experienced volatility and disruptions recently, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

Our future success currently depends entirely on the successful and timely regulatory approval and commercialization of our only product candidate, ABP-450. The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for ABP-450 in any of the indications for which we plan to develop it on a timely basis or at all.

Marketing approval of biologics in the United States requires the submission of a BLA to the FDA. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls. FDA approval of a BLA is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. The FDA also has substantial discretion in the approval process.

Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that our product candidate, ABP-450, is safe and effective for its intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the preclinical or clinical data for our product candidates, including ABP-450, are promising, such data may not be sufficient to support approval for further development, manufacturing or commercialization of our product candidates by the FDA and other regulatory authorities. The FDA or other regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program, requiring their alteration. The number and types of preclinical studies and clinical studies that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate.

The FDA, the EMA, and other regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including the following:

•a product candidate may not be deemed safe, effective, pure or potent;
•the data from preclinical studies and clinical studies may not be deemed sufficient;
•the FDA, the EMA and other regulatory agencies might not approve our third-party manufacturers’ processes or facilities;
•deficiencies in the formulation, quality control, labeling, or specifications of a product candidate or in response to citizen petitions or similar documents filed in connection with the product candidate;
•a general requirement intended to address risks associated with a class of drugs, such as a new risk evaluation and mitigation strategy, or REMS, requirement for botulinum toxins;
•the enactment of new laws or promulgation of new regulations that change the approval requirements; or
•the FDA, the EMA and other regulatory agencies may change their approval policies or adopt new regulations.

If ABP-450 fails to demonstrate safety and efficacy in our clinical studies or does not gain approval in any of our proposed therapeutic indications, our business and results of operations will be materially and adversely harmed.

We are currently pursuing three main therapeutic indications for ABP-450, and our business presently depends entirely on our ability to obtain regulatory approvals for ABP-450 for our planned indications and to successfully commercialize it in a timely manner. To date, as an organization, we have completed one clinical study related to the therapeutic use of ABP-450 for the treatment of cervical dystonia. In October 2023, we announced topline results from our Phase 2 clinical trial of ABP-450 for the preventive treatment of episodic migraine. The Phase 2 clinical trial for episodic migraine did not meet its primary endpoint, though it did show statistical significance on multiple secondary and exploratory endpoints, including the percentage of patients achieving a reduction from baseline of at least 50% in monthly migraine days and 75% in monthly migraine days during the weeks 21 to 24 of the treatment period and improvements on certain patient and rating scales.

We have no biological products currently approved for sale and we may never be able to develop marketable products. We are not permitted to market ABP-450 in the United States unless we receive approval of a BLA from the FDA, in the European Union unless we receive approval of a marketing authorization application, or MAA, from the EMA, in Canada unless we receive approval of a new drug submission, or NDS, from Health Canada or in any other countries permitted under the Daewoong Agreement, unless we receive the requisite approval from the applicable regulatory authorities in such countries. We will need to conduct a significant amount of clinical testing before we receive regulatory approval for any of our planned indications, and we do not know if or when we will receive any such approvals or whether we will need to make modifications or significant additional expenditures to obtain any such approvals. We can provide no assurances that ABP-450 will be successful in clinical studies or will ultimately receive regulatory approval in any therapeutic indication. Even if ABP-450 demonstrates efficacy, our injection protocols, including the selection of injection sites and amount of product injected at each injection site, may produce negative or inconclusive results or may result in the occurrence of serious adverse events. In addition, if we receive approval in one country for an indication, we may not receive a similar approval in any other jurisdiction, or in the same country for a different indication.

Even if regulatory approvals for one or more of our therapeutic indications are obtained, we may never be able to successfully commercialize ABP-450. We will need to transition at some point from a company with a development focus to a company capable of supporting commercial activities, including by obtaining approval for coverage and adequate reimbursement from third-party and government payors, but we may not be successful in such a transition. Accordingly, we may not be able to generate sufficient revenue through the sale of ABP-450 in each of our therapeutic indications to continue our business.

Clinical product development involves a lengthy, expensive and uncertain process. We may incur greater costs than we anticipate or encounter substantial delays or difficulties in our clinical studies.

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA, the EMA or other regulatory agencies, and we may never receive such approvals.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. As a company, we are conducting and overseeing the conduct of preclinical and clinical studies of ABP-450 through contracts with CROs. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical studies have nonetheless failed to obtain marketing approval of their products.

In October 2023, we announced topline results from our Phase 2 clinical trial of ABP-450 for the preventive treatment of episodic migraine. The Phase 2 clinical trial for episodic migraine did not meet its primary endpoint, though it did show statistical significance on multiple secondary and exploratory endpoints, including the percentage of patients achieving a reduction from baseline of at least 50% in monthly migraine days and 75% in monthly migraine days during the weeks 21 to 24 of the treatment period and improvements on certain patient and rating scales.

We may experience numerous unforeseen events prior to, during, or as a result of, clinical studies that could delay or prevent our ability to receive marketing approval or to commercialize ABP-450 in our proposed therapeutic indications, including the following:

•delays in reaching a consensus with regulatory authorities on the design or implementation of our clinical studies;
•regulators or institutional review boards and ethics committees may not authorize us or our investigators to commence a clinical study or conduct a clinical study at a prospective study site;
•delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites;
•delays or failures by Daewoong to comply with cGMPs or other applicable requirements, or to provide sufficient supply of ABP-450 for use in our clinical studies;
•the number of patients required for clinical studies of ABP-450 in our proposed therapeutic indications may be larger than we anticipate, enrollment in these clinical studies may be slower than we anticipate, participants may drop out of these clinical studies at a higher rate than we anticipate or fail to return for post-treatment follow-up or we may fail to recruit suitable patients to participate in a study;
•clinical studies of ABP-450 in our proposed therapeutic indications may produce negative or inconclusive results;
•imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical study operations, study sites or manufacturing facilities;
•occurrence of serious adverse events associated with ABP-450 in any of our proposed therapeutic indications that are viewed to outweigh its potential benefits;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs; or
•the impacts of any public health outbreaks (such as the COVID-19 pandemic) on our ongoing and planned clinical studies.

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue from future product sales or other sources. In addition, if we make manufacturing or formulation changes to ABP-450, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. Clinical study delays could also shorten any periods during which we may have the exclusive right to commercialize ABP-450, if approved in any currently proposed or future therapeutic indications, or allow our competitors to bring competing products to market before we do, which could impair our ability to successfully commercialize ABP-450 and may harm our business, financial condition, results of operations and prospects.

Additionally, if the results of our clinical studies are inconclusive or if there are safety concerns or serious adverse events associated with ABP-450 in any of our proposed therapeutic indications, we may:

•be delayed in obtaining marketing approval, or not obtain marketing approval at all;
•obtain approval for indications or patient populations that are not as broad as intended or desired;
•obtain approval with labeling that includes significant use or distribution restrictions or safety warnings or be subject to the addition of labeling statements, such as warnings or contraindications;
•be subject to additional post-marketing testing requirements;
•be required to perform additional clinical studies to support approval or be subject to additional post- marketing testing requirements;
•have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a REMS;
•be sued; or
•experience damage to our reputation.

Our product development costs will also increase if we experience delays in testing or obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical studies will begin as planned, need to be restructured or be completed on schedule, if at all. Additionally, the impacts of any public health outbreaks (such as the COVID-19 pandemic) on our projected milestones is uncertain and cannot be predicted with confidence.

Further, we, the FDA, a foreign regulatory authority, an ethics committee or an institutional review board may suspend our clinical studies at any time if it appears that we or our collaborators are failing to conduct a study in accordance with regulatory requirements, including the FDA’s current Good Clinical Practice, or GCP, regulations, that we are exposing participants to unacceptable health risks, or if the FDA, the EMA or other regulatory agency finds deficiencies in our investigational new drug applications, or INDs, or clinical study applications, respectively, or the conduct of these studies. Moreover, to the extent our filing schedule for a new IND is dependent on further preclinical or manufacturing progress, we may not be able to file such INDs on the timelines we expect. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical studies. If we experience delays in the commencement or completion of our clinical studies, or if we terminate a clinical study prior to completion, the commercial prospects of ABP-450 could be negatively impacted, and our ability to generate revenue from ABP-450 may be delayed.

Additionally, certain of our scientific advisors or consultants who receive compensation from us are likely to be investigators for our future clinical studies. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical study site and the utility of the clinical study itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of ABP-450 in one or more indications. If we experience delays in the completion of, or termination of, any clinical study of ABP-450, the commercial prospects of ABP-450 will be harmed, and our ability to generate product revenue will be delayed. Moreover, any delays in completing our clinical studies will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues which may harm our business, financial condition and prospects significantly.

Enrollment and retention of patients in clinical studies is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control. If we experience delays or difficulties in enrolling patients in clinical studies, our receipt of necessary regulatory approval could be delayed or prevented.

Identifying and qualifying patients to participate in our clinical studies is critical to our success. The number of patients suffering from cervical dystonia is small and other indications we may pursue may have similarly small patient populations. We may encounter difficulties in enrolling patients in our clinical studies and may compete against other clinical studies for the same pool of potential patients, thereby delaying or preventing development and approval of ABP-450 in any of our proposed therapeutic indications. For example, the activation of investigators and sites for our migraine prevention Phase 2 clinical study was initially slower than we expected. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our studies on a timely basis or at all. Patient enrollment and retention in clinical studies depends on many factors, including the size of the patient population, the nature of the study protocol, the existing body of safety and efficacy data, the number and nature of competing treatments and ongoing clinical studies of competing therapies for the same indication, the proximity of patients to clinical study sites, the eligibility criteria for the study and other factors we may not be able to control that may limit patients, principal investigators or staff or clinical site availability.

Our clinical studies were, and may in the future be, affected by the COVID-19 pandemic or similar occurrences. For example, the COVID-19 pandemic caused us to delay enrollment in 2020 to institute new procedures for the safety of patients and investigators and may in the future further impact patient enrollment in our ongoing clinical studies.

Further, if patients drop out of our clinical studies, miss scheduled doses or follow-up visits, or otherwise fail to follow clinical study protocols, whether as a result of a public health outbreak or otherwise, the integrity of data from our clinical studies may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for the applicable program.

Our efforts to build relationships with patient communities may not succeed, which could result in delays in patient enrollment in our clinical studies. Any negative results we may report in clinical studies of ABP-450 in any of our proposed therapeutic indications may make it difficult or impossible to recruit and retain patients in other clinical studies of that same product candidate. Delays or failures in planned patient enrollment or retention, whether as a result of a public health outbreak or otherwise, may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop ABP-450 in any of our proposed therapeutic indications or could render further development impossible. In addition, we may rely on CROs and clinical study sites to ensure proper and timely conduct of our future clinical studies and, while we intend to enter into agreements governing their services, we will be limited in our ability to ensure their actual performance.

ABP-450 may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval in any of our proposed therapeutic indications, limit its commercial potential or result in significant negative consequences following any potential marketing approval.

During the conduct of clinical studies, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused or contributed to these conditions and regulatory authorities may draw different conclusions from us and require additional testing to confirm these determinations, if they occur. We are collecting data about ABP-450 from ongoing clinical and toxicology studies and any adverse events or undesirable side effects caused by, or other unexpected properties of, ABP-450 could cause us, any future collaborators, an Institutional Review Board, or IRB, or ethics committee or regulatory authorities to interrupt, delay or halt clinical studies of ABP-450 and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

In addition, it is possible that as we test ABP-450 in larger, longer and more extensive clinical studies, or as use of ABP-450 becomes more widespread if it receives regulatory approval for any of our proposed indications, that illnesses, injuries, discomforts and other adverse events that were not observed in earlier studies conducted by us, or, in the case of ABP-450, by others using the same botulinum toxin, as well as conditions that did not occur or went undetected in previous studies, will be reported by subjects or patients. Many times, side effects are only detectable after investigational products are tested in large-scale pivotal studies or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that ABP-450 has side effects or causes serious or life-threatening side effects in any of our proposed therapeutic indications, the development of ABP-450 in that indication may fail or be delayed. Additionally, there is the risk that as botulinum toxins other than ABP-450 are approved for and studied in connection with a broader range of diseases and conditions and across a more diverse population, additional safety signals and other adverse events may be identified. All botulinum toxin products are required to include a class labeling that contains a boxed warning related to safety and we could be required to include additional warnings on our product labeling, if approved.

If ABP-450 receives regulatory approval, and we or others identify undesirable side effects of ABP-450, a number of potentially significant negative consequences could result, such as regulatory authorities revoking such approval or imposing additional restrictions on the marketing and promotion of the product, or we may be required to recall the product or implement changes to the way the product is administered.

We could also be sued and held liable for harm caused to patients, which could hinder commercial acceptance of ABP-450 and adversely affect our business, financial condition, results of operations and prospects.

Results of other parties’ clinical studies involving the same or a nearly identical botulinum toxin complex as ABP-450, or results in any preclinical studies we conduct, may not be predictive of future results of our clinical studies.

Success in clinical studies conducted by Daewoong and Evolus, Inc., or Evolus, involving a botulinum toxin that is identical or nearly identical to ABP-450 does not ensure that any clinical studies we conduct using ABP-450 will be successful and we will still need to submit our independently generated data to applicable regulatory agencies to support regulatory approval of ABP-450 in any of our proposed therapeutic indications. Similarly, success in any preclinical studies or clinical studies that we conduct will not ensure that later clinical studies will be successful. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical studies, even after positive results in earlier preclinical studies and earlier clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks.

Additionally, our clinical studies may utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate for either an existing approved drug or placebo. Most typically, open-label clinical studies test only the investigational product candidate and may do so at different dose levels. Open-label clinical studies are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical studies are aware when they are receiving treatment. Open-label clinical studies may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical studies may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical studies are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates when studied in a controlled environment with a placebo or active control.

Interim, topline or preliminary data from our clinical studies that we may announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical studies as we are expecting to do with the chronic cohort of our Phase 2 migraine study in the second quarter of 2024, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular study. Interim and preliminary data for the studies we may complete are subject to the risk that one or more clinical outcomes may materially change as patient enrollment continues or more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Interim, topline and preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated, and any interim, topline or preliminary data should be viewed with caution until final data is available. Material adverse changes in the final data could result in significant harm to our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of our product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical study is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular pharmaceutical or biological product, pharmaceutical or biological product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidate in any currently proposed or future therapeutic indications may be harmed, which could harm our business, operating results, prospects or financial condition.

Due to our limited resources and access to capital, we must prioritize development of certain therapeutic uses of ABP-450; these decisions may prove to be wrong and may adversely affect our business.

While our initial focus is on the development and approval of ABP-450 for the treatment of migraine, cervical dystonia and gastroparesis, a key element of our strategy is to identify additional conditions for which ABP-450 may be an effective therapy. However, there can be no assurances that we will be successful in identifying such conditions. Even if we are successful in identifying such conditions, we may experience difficulties in identifying a proper treatment regimen, or we may fail to secure regulatory approval for a particular indication. If we are unable to gain regulatory approval for indications in addition to the indications for the treatment of migraine, cervical dystonia and gastroparesis on which we are currently focused, or if FDA or other regulatory agencies require us to pursue a narrower indication than we have currently identified, we may be limited in our ability to grow our business.

Efforts to identify and pursue additional therapeutic uses of ABP-450 require substantial technical, financial and human resources, regardless of whether they are ultimately successful. Because we have limited financial and personnel resources, we may forgo or delay pursuit of opportunities with potential target indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. We may focus our efforts and resources on potential therapeutic uses of ABP-450 that ultimately prove to be unsuccessful.

We may not be successful in obtaining an original BLA that contemplates exclusively therapeutic uses of ABP-450.

In order to market a biological product, an entity must submit and receive approval of a BLA. When a BLA application is approved in the first instance, it is an “original BLA” which is assigned a BLA number by the FDA. An approved “original BLA” may be supplemented, or amended, to incorporate changes, such as new indications, which the FDA must also approve. A BLA holder is legally responsible for all regulatory obligations associated with the BLA, including each supplement thereto, and is the only party that is authorized to submit a supplement. The form of BLA, original versus a supplement, is important because payors will generally consider the pricing for all products falling under the same BLA together when calculating reimbursement rates. Existing botulinum toxins, including Botox, are approved under a single BLA for both therapeutic and cosmetic indications. As a result, when payors calculate the average selling price, or ASP, of other botulinum toxins they include the sales prices of both therapeutic and cosmetic sales. The inclusion of a lower cosmetic sales price in the calculation of the ASP can cause physicians to lose money when treating patients with existing botulinum toxins and also creates a deterrent to providing payors and/or providers with rebates or other financial incentives.

Part of our regulatory strategy includes pursuing an original BLA that contemplates exclusively therapeutic uses of ABP-450. We are aware that Evolus has obtained a BLA for cosmetic indications of its Jeuveau product, which is substantially similar to ABP-450. However, given we are a separate legal entity from Evolus, we do not hold a BLA that could be supplemented to add our target indications. As such, we believe the filing of an original BLA for ABP-450 is the appropriate path for approval and, by filing an original BLA, we can limit it to exclusively therapeutic uses. If we are successful in obtaining an original BLA for therapeutic indications of ABP-450, we believe the ASP for ABP-450 would be calculated using only therapeutic sales, which should facilitate consistent and favorable reimbursement to physicians when they choose to use ABP-450 for therapeutic treatments, as well as our ability to provide payors and/or providers with rebates and other financial incentives. However, we cannot assure you that we will be able to obtain such a BLA, and we are aware of other companies that sell botulinum toxins for both therapeutic and aesthetic indications that have experienced regulatory issues and denials by the FDA that led them to abandon the approach of applying for separate original BLAs that would cover the separate markets. We believe these denials occurred, in part, because in those instances the applicant already possessed a BLA for the product in a different indication. In the event we are not able to obtain an original BLA, we may not be able to ensure the consistent pricing that we believe an original BLA would offer, and the anticipated ASP of our products could be adversely affected.

Even if ABP-450 receives regulatory approval for any of our proposed indications, it may fail to achieve the broad degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if ABP-450 receives marketing approval for one or more therapeutic indications, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community for those indications. The commercial success of ABP-450, if approved in any currently proposed or future therapeutic indications, will depend significantly on the broad adoption and use of the resulting product by physicians for approved indications. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•the convenience and ease of administration compared to alternative treatments and therapies;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the efficacy and potential advantages compared to alternative treatments and therapies;
•the availability of third-party coverage and adequate reimbursement, and patients’ willingness to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement;
•the effectiveness of sales and marketing efforts;
•the strength of our relationships with patient communities;
•the timing of market introduction of our product candidate in relation to other potentially competitive products;
•the cost of treatment in relation to alternative treatments and therapies;
•the amount of upfront costs or training required for physicians to administer our product candidate;
•our ability to offer such product for sale at competitive prices;
•the strength of marketing and distribution support;
•the presence or perceived risk of potential product liability claims;
•the prevalence and severity of any side effects; and
•any restrictions on the use of the product together with other medications.

Our efforts to educate physicians, patients, third party payors and others in the medical community on the benefits of our product candidates, if approved, may require significant resources and may never be successful.

If ABP-450 fails to gain market acceptance, this will have a material adverse impact on our ability to generate revenues to provide a satisfactory, or any, return on our investments. Even if some therapeutic indications achieve market acceptance, the market may prove not to be large enough to allow us to generate significant revenues.

Even if we receive regulatory approval for ABP-450 in any therapeutic indication, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, limit or delay additional regulatory approvals, limit or prohibit commercial distribution, prevent continued investigation and research and subject us to penalties if we fail to comply with applicable regulatory requirements. Additionally, ABP-450, if approved in any therapeutic indication, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

If regulatory approval is granted, ABP-450 will be subject to continual regulatory review by the FDA, the EMA and other similar regulatory authorities. Any regulatory approvals that we or our current or future collaborators receive for ABP-450 in any currently proposed or future therapeutic indication may also be subject to limitations on the approved indications for which the product may be marketed or to the conditions of approval, or such approvals may contain requirements for potentially costly post-marketing testing, including Phase IV clinical studies, and surveillance to monitor the safety and efficacy of the product. In addition, if the applicable regulatory agency approves ABP-450 in any therapeutic indication, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports and registration, as well as continued compliance with cGMP requirements and GCPs, for any clinical studies that we conduct post-approval. Later discovery of previously unknown problems with ABP-450, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•the imposition of restrictions on the marketing or manufacturing of the product, suspension or withdrawal of product approvals or revocation of necessary licenses;
•the issuance of warning letters, show cause notices or untitled letters describing alleged violations, which may be publicly available;
•mandated modifications to promotional materials or a requirement to provide corrective information to healthcare practitioners;
•required revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information;
•a requirement to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•the commencement of criminal investigations and prosecutions;
•the suspension of any ongoing clinical studies;
•a delay in approving or a refusal to approve pending applications or supplements to approved applications filed by us;
•a refusal to permit products or active ingredients to be imported or exported to or from the United States or other applicable jurisdictions;
•a suspension of operations or the imposition of restrictions on operations, including costly new manufacturing requirements;
•a seizure or detention of products or a requirement that we initiate a product recall; and
•injunctions or the imposition of civil or criminal penalties.

Additionally, if ABP-450 receives marketing approval for any of our proposed indications, the FDA could require us to adopt a REMS to ensure that the benefits of the therapy outweigh its risks, which may include, among other things, a medication guide outlining the risks for distribution to patients and a communication plan to health care practitioners. Authorities in other jurisdictions also may take similar actions. Any of these events could prevent us from achieving or maintaining market acceptance of ABP-450 in the proposed therapeutic indications and could significantly harm our business, prospects, financial condition and results of operations.

Regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of ABP-450 in any of our proposed therapeutic indications. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow to or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

In addition, given the similarity of ABP-450 to Jeuveau, any adverse developments with respect to Jeuveau, including adverse events or changes in regulatory status, may also directly impact the development, commercialization or regulation of ABP-450, if approved.

Even if we receive marketing approval, coverage and adequate reimbursement may not be available for ABP-450 in any currently proposed or future therapeutic indications, which could make it difficult for us to sell the product profitably.

Market acceptance and sales of ABP-450, if approved, will depend in part on the extent to which reimbursement for the product and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers.

Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor.

Third-party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for ABP-450 will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product or any related treatments. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs and biological products, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In addition, because certain of our proposed indications of ABP-450 will require the product to be physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our product is used.

There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting pharmaceutical prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize ABP-450.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe a continued emphasis on cost containment initiatives in Europe, Canada and other countries could continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

The delivery of health care in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the health care budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post approval activities and affect our ability to commercialize any products for which we obtain marketing approval.

Moreover, increasing efforts by governmental and third party payors in the European Union, the United States and other jurisdictions to cap or reduce health care costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on health care costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

ABP-450, if approved in any currently proposed or future therapeutic indications, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

The pharmaceutical industry is highly competitive and requires an ongoing, extensive search for technological innovation. It also requires, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for novel products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Numerous companies are engaged in the development, manufacture and marketing of products competitive with those that we are developing.

Our primary competitors for ABP-450 in the injectable botulinum toxin pharmaceutical market for therapeutic use are:

•Botox, which is marketed by Allergan, and since its original approval by the FDA in 1989 has been approved for multiple therapeutic indications, including migraine, cervical dystonia, upper and lower limb spasticity, strabismus, blepharospasm, overactive bladder, axillary hyperhidrosis, neurogenic detrusor overactivity and overactive bladder, and which is currently studying its botulinum toxin for therapeutic indications of atrial fibrillation;
•Dysport, which is marketed by Ipsen Ltd. As an injectable botulinum toxin for the therapeutic indications of cervical dystonia and upper and lower limb spasticity, and which is currently studying its botulinum toxin for therapeutic indications of neurogenic detrusor overactivity;
•Xeomin, which is marketed by Merz Pharmaceuticals, LLC as an injectable botulinum toxin for the therapeutic indications of cervical dystonia, blepharospasm, chronic sialorrhea and upper limb spasticity; and
•Revance Therapeutics, Inc., or Revance, which is currently studying, preparing BLA submissions for and/or has received approval for, its injectable botulinum toxin, daxibotulinumtoxinA, for the therapeutic indications of cervical dystonia and adult upper limb spasticity, and which has also entered into a collaboration and license agreement with Viatris Inc. to develop and commercialize a biosimilar to Botox.

We are also aware of competing botulinum toxins currently being developed or commercialized in the United States, European Union, Asia, South America and other markets. While some of these products may not meet United States regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than United States and European manufacturers. In addition to the injectable botulinum toxin dose forms, we are aware that other companies are developing topical botulinum toxins for therapeutic indications. We will also face competition in our target therapeutic markets from other pharmaceutical products.

For the treatment of cervical dystonia, in addition to other injectable botulinum toxins, we will face competition from orally administered anticholinergic, GABA receptor agonist, benzodiazepine, dopaminergic and anticonvulsant pharmaceuticals. For the treatment of migraine, we will face competition from calcitonin gene-related peptide agonists, or CGRPs, including Aimovig (erenumab) marketed by Amgen Inc., Ajovy (fremenezumab) marketed by Teva Pharmaceutical Industries Ltd., and Emgality (galcenezumab) marketed by Eli Lilly and Company, as well as certain orally administered anti-epileptic, beta-blocker and triptan pharmaceuticals. The FDA has also accepted a New Drug Application for vazegepant, marketed by Pfizer Inc., to be used as an intranasal formulation for both the acute treatment and prevention of migraine. For the treatment of gastroparesis, we will face competition from prokinetic agents, including REGLAN (metoclopramide), which is the only medication currently approved by FDA for the treatment of gastroparesis. Many of our competitors have greater financial and other resources than we have. This enables them, among other things, to leverage their financial resources to make greater R&D, marketing and promotion investments than us. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. For example, Revance has published data related to the treatment of cervical dystonia that indicates that its botulinum toxin may have a duration of effect of at least 24 weeks, which may compare favorably to the duration of effect of ABP-450. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or potential products increases, which could lead to litigation. In addition to product development, testing, approval and promotion, other competitive factors in the pharmaceutical industry include industry consolidation, product quality and price, product technology, reputation, customer service and access to technical information.

If approved, ABP-450 may face competition sooner than anticipated.

With the enactment of the Biologics Price Competition and Innovation Act of 2009, or the BPCIA, as part of the Patient Protection and Affordable Care Act, an abbreviated pathway for the approval of biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product was created. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until twelve years from the date on which the reference product was first licensed. During this twelve-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical studies to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We have not determined whether ABP-450 would qualify for the twelve-year period of exclusivity based on submission of an original BLA, a shorter period or any exclusivity at all. Even if we are able to obtain separate twelve-year exclusivity, or a shorter exclusivity period, there is a risk that any exclusivity could be shortened due to congressional action or otherwise, that the FDA attempts to adopt an alternate interpretation of law that precludes exclusivity, or that the FDA will not consider ABP-450 to be a reference product for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar product, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear and will depend on a number of marketplace and regulatory factors that are still developing. If we are unable to obtain an original BLA, and ABP-450 receives a supplemental BLA, we would not qualify for the exclusivity period.

If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize ABP-450, if approved in any proposed therapeutic indication, or generate product revenue.

We do not have a sales or marketing infrastructure and have little experience in the sale, marketing, or distribution of pharmaceutical products. To successfully commercialize ABP-450, if approved in any proposed therapeutic indication, in the United States, the European Union, Canada and other jurisdictions we may seek to enter, we will need to build out our sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market ABP-450 will be expensive and time-consuming and may divert significant management focus and resources, potentially delaying any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability, given that we have no experience as a company in commercializing products. We may seek to enter into collaborations with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into or maintain such agreements on favorable terms or at all. We can provide no assurance that any future collaborators will provide effective sales forces or marketing and distribution capabilities. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel, and will have to compete with those companies to recruit, hire, train and retain any of our own marketing and sales personnel. We will likely also face competition if we seek third parties to assist us with the sales and marketing efforts of ABP-450 in our proposed therapeutic indications. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2023, we had ten employees. As the clinical development of ABP-450 progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs and, if ABP-450 receives marketing approval for any of our proposed indications, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. In addition, we must effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our development and strategic objectives or disrupt our operations.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on third parties, including independent organizations, advisors and consultants, and CROs to provide certain services to support and perform our operations. There can be no assurance that the services of these third parties will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided, in particular the services provided by our CROs, is compromised for any reason, our clinical studies may be delayed or terminated, and we may not be able to obtain, or may be substantially delayed in obtaining, regulatory approval of ABP-450 in any of our proposed therapeutic indications or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other suitable outside contractors and consultants on economically reasonable terms, or at all.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, vendors and other agents may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates applicable regulations, including those laws requiring the reporting of true, complete and accurate information to regulatory agencies, manufacturing standards, and federal and state healthcare laws and regulations. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. We could face liability under the federal Anti-Kickback Statute and similar state laws. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, referrals, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical studies, which could result in significant regulatory sanctions and serious harm to our reputation. Further, should violations include promotion of unapproved (off-label) uses of one or more of our products, we could face significant regulatory sanctions for unlawful promotion, as well as substantial penalties under the federal False Claims Act, or FCA, and similar state laws. Similar concerns could exist in jurisdictions outside of the United States as well. We adopted, in connection with the completion of the Business Combination, a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. The precautions we take to detect and prevent misconduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

Our proposed international operations will expose us to risks, and failure to manage these risks may adversely affect our operating results and financial condition.

We expect to have operations both inside and outside the United States if ABP-450 is approved for commercial sale in multiple jurisdictions. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors if we seek and obtain the necessary approvals, including:

•requirements or preferences for domestic products, which could reduce demand for our products;
•differing existing or future regulatory and certification requirements;
•management communication and integration problems resulting from cultural and geographic dispersion;
•greater difficulty in collecting accounts receivable and longer collection periods;
•difficulties in enforcing contracts;
•difficulties and costs of staffing and managing non-United States operations;
•the uncertainty of protection for intellectual property rights in some countries;
•tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products;
•more stringent data protection standards in some countries;
•regulatory concerns limiting ability to import or export products;
•greater risk of a failure of foreign employees to comply with both United States and foreign laws, including export and antitrust regulations, the United States Foreign Corrupt Practices Act, or the FCPA, quality assurance and other healthcare regulatory requirements and any trade regulations ensuring fair trade practices;
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•foreign currency exchange rates;
•potentially adverse tax consequences, including multiple and possibly overlapping tax structures and difficulties relating to repatriation of cash; and
•political and economic instability, political unrest and terrorism. These and other factors associated with international operations could harm our ability to gain future revenue and, consequently, materially impact our business, results of operations and financial condition.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of ABP-450.

We face an inherent risk of product liability as a result of the clinical testing of ABP-450 and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•decreased demand for ABP-450;
•termination of clinical study sites or entire study programs;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical study participants or cancellation of clinical studies;
•significant costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to study participants or patients;
•regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•loss of revenue;
•the inability to commercialize any products we develop; and
•a decline in our share price.

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of ABP-450 in any current or future proposed therapeutic indication. We currently carry product liability insurance covering our clinical studies. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing ABP-450, we intend to expand our insurance coverage to include the sale of ABP-450; however, we may be unable to obtain this liability insurance on commercially reasonable terms.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop ABP-450 in any of our proposed therapeutic indications, conduct our clinical studies and commercialize ABP-450.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly Marc Forth, our Chief Executive Officer, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical studies or the commercialization of ABP-450 in each of our therapeutic indications or any future products we develop.

In addition, we could experience difficulties attracting and retaining qualified employees in the future. For example, competition for qualified personnel in the pharmaceuticals field is intense due to the limited number of individuals who possess the skills and experience required by our industry. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information or that their former employers own their research output.

Our business involves the use of hazardous materials, and we and our third-party manufacturer and supplier must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our R&D and manufacturing activities in the future may, and Daewoong’s manufacturing and supplying activities presently do, involve the controlled storage, use and disposal of hazardous materials, including botulinum toxin type-A, a key component of ABP-450, and other hazardous compounds. We and Daewoong are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at Daewoong’s facilities pending their use and disposal. We and Daewoong cannot eliminate the risk of contamination, which could cause an interruption of Daewoong’s manufacturing processes, our commercialization efforts or our business operations and could cause environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by Daewoong for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, this may not eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by one or more 5% shareholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post- change taxable income or income tax liabilities, as applicable, may be limited. As of December 31, 2022 (Predecessor), the Company had $67.5 million of federal NOLs available to offset our future federal taxable income, if any, and federal research and development tax credit carryforwards of $3.9 million. These federal research and development tax credit carryforwards and our federal NOLs expire at various dates in 2036. The Company had $67.4 million of state NOLs as of December 31, 2022 (Predecessor). We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Similar rules may apply under state tax laws. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes in tax laws may impact our future financial position and results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us or our suppliers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

Prior to the Business Combination, Priveterra identified material weaknesses in its internal control over financial reporting. In 2024, AEON identified additional material weaknesses in its internal control over financial reporting related to fiscal year 2023. One or more of these material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Prior to consummation of the Business Combination, Priveterra management identified a material weakness in its internal control over financial reporting, related to Priveterra’s accounting for complex financial instruments. In 2024, AEON management identified additional material weaknesses in its internal control over financial reporting related to its fiscal year 2023, related to the Business Combination and for the valuation of complex financial instruments. To respond to the material weaknesses, we have devoted and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We may face an excise tax liability as a result of redemptions of Priveterra Class A common stock prior to and in connection with the Business Combination.

The Inflation Reduction Act of 2022 provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. Because Priveterra was a Delaware corporation with securities trading on Nasdaq prior to the Business Combination, Priveterra was a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the excess of (i) the fair market value of the shares repurchased reduced by (ii) the fair market value of stock issued by the repurchasing corporation in the same year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

A total of 27,042,840 shares of Priveterra Class A common stock were redeemed in 2023 in connection with Priveterra’s special meetings held in February 2023 and July 2023, respectively. Whether and to what extent we are ultimately subject to the excise tax in connection with these redemptions will depend on a number of factors, including (i) the fair market value of such redemptions, together with any other redemptions or repurchases consummated by us in 2023, (ii) the nature and amount of any equity issuances made by us and Priveterra in 2023 (including the shares of Priveterra Class A common stock issued in the Business Combination and any subsequent issuances we may make in 2023), and (iii) legal uncertainties regarding how the excise tax applies to transactions like the Business Combination and the content of final and proposed regulations and further guidance from the U.S. Department of the Treasury. Any excise tax would be payable by us, and the mechanics of any required payment of the excise tax are not clear.

Risks Related to our Reliance on Third Parties

We rely on the Daewoong Agreement to provide us exclusive rights to commercialize and distribute ABP-450 in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of ABP-450.

Pursuant to the Daewoong Agreement, we have secured an exclusive license from Daewoong, a South Korean pharmaceutical manufacturer, to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit ABP-450 for therapeutic indications in certain territories including the United States, the European Union, the United Kingdom, Canada, Australia, Russia, Commonwealth of Independent States and South Africa. The Daewoong Agreement imposes on us obligations relating to exclusivity, territorial rights, development, regulatory approval, commercialization, payment, diligence, sublicensing, intellectual property protection and other matters. For example, we are obligated to use commercially reasonable efforts to obtain regulatory approval of ABP-450 and obtain from Daewoong all of our product supply requirements for ABP-450. In addition, under the Daewoong Agreement, we are required to submit our commercialization plan to a Joint Steering Committee, or JSC, comprised of an equal number of development and commercial representatives from Daewoong and us, for review and input.

Although the Daewoong Agreement provides us with final decision-making power regarding the marketing, promotion, sale and/or distribution of ABP-450, any disagreement among the JSC would be referred to Daewoong’s and our respective senior management for resolution if the JSC is unable to reach a decision within thirty days, which may result in a delay in our ability to implement our commercialization plan or harm our working relationship with Daewoong. Further, under the Daewoong Agreement, we may not purchase, sell or distribute any injectable botulinum toxin that is launched in the covered territories after the effective date of the Daewoong Agreement other than ABP-450 in a covered territory or sell ABP-450 outside a covered territory.

The initial term of the Daewoong Agreement will expire on the later of December 20, 2029 or the fifth anniversary of our receipt of approval from the relevant governmental authority necessary to market and sell ABP-450 in any of the aforementioned territories. The Daewoong Agreement will renew for unlimited additional three-year terms after the expiration of the initial term. We or Daewoong may terminate the Daewoong Agreement if the other party breaches any of its duties or obligations and such breach continues without cure for ninety days, or thirty days in the case of a payment default, or, if such breach is not capable of being cured, immediately by delivery of written notice. The Daewoong Agreement will terminate without notice upon our bankruptcy or insolvency or if we assign our business or the Daewoong Agreement in whole or in part for the benefit of creditors. On March 19, 2024, we entered into a Fourth Amendment to the Daewoong Agreement (the “Daewoong Agreement Amendment”) with Daewoong, which amends the Daewoong Agreement to provide that Daewoong may terminate the Daewoong Agreement if, over any six month period, (a) we cease to commercialize ABP-450 in each of the territories specified in the License Agreement and (b) we cease to advance any clinical studies of ABP-450 in any such territories. The Daewoong Agreement Amendment also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00 (the “Termination Purchase Right”). The Termination Purchase Right will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon an Automatic Conversion or Optional Conversion of the Convertible Notes (as defined in the Convertible Notes).

We will be the sole owner of any marketing authorization we pursue related to therapeutic indications of ABP-450 in a covered territory. This will include ownership of any BLA that we may submit to the FDA, MAA that we may submit to the EMA, NDS that we may submit to Health Canada, and any other approvals that we may receive in a covered territory. However, if we do not renew the Daewoong Agreement following any initial or renewal term, or if Daewoong terminates the Daewoong Agreement due to a breach by us, we are obligated to transfer our rights in such marketing authorizations to Daewoong.

If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages to Daewoong and Daewoong may have the right to terminate our license. Any termination or loss of rights under the Daewoong Agreement would materially and adversely affect our ability to develop and commercialize ABP-450, which in turn would have a material adverse effect on our business, operating results and prospects. If we were to lose our rights under the Daewoong Agreement, we believe it would be difficult or impossible for us to find an alternative supplier of a botulinum toxin type-A complex. In addition, to the extent the alternative supplier has not secured regulatory approvals in a jurisdiction, we would have to expend significant resources, including performing additional clinical studies, to obtain regulatory approvals that may never be obtained or require several years to obtain, which could significantly delay commercialization. We may be unable to raise additional capital to fund our operations during this extended time on terms acceptable to us or at all. If we were to commercialize ABP-450 and later experience delays as a result of a dispute with Daewoong, the demand for ABP-450 could be materially and adversely affected. For more information on the Daewoong Agreement, including a further explanation of our obligations, please see “Business — Daewoong License and Supply Agreement.”

We currently rely solely on Daewoong to manufacture ABP-450, and as such, any production or other problems with Daewoong could adversely affect us. The manufacture of biologics is complex and Daewoong may encounter difficulties in production that may impact our ability to provide supply of ABP-450 for clinical studies, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, which, if approved, could be delayed or stopped.

We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We depend solely upon Daewoong to manufacture ABP-450. Any failure or refusal by Daewoong to supply ABP-450 could delay, prevent or impair our clinical development or commercialization efforts. The Daewoong Agreement also provides for a fixed price related to the supply of ABP-450 for ten years or for five years after the receipt of regulatory approvals, and if a change in price were to occur, it could impair our ability to obtain necessary quantities of ABP-450. Although alternative sources of supply may exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities is limited, and it could be expensive and take a significant amount of time to arrange for alternative suppliers, which could have a material adverse effect on our business. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements and would need to have sufficient rights under applicable intellectual property laws to the method of manufacturing the product candidate. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements and ensuring non- infringement of third-party intellectual property rights could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us. We will also need to verify, such as through a manufacturing comparability study, that any new contract manufacturing organization or manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. We may be unsuccessful in demonstrating the comparability of clinical suppliers which could require conducting additional clinical studies.

In addition, there are risks associated with large scale manufacturing for clinical studies or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with good manufacturing practices, lot consistency and timely availability of raw materials. Even if we obtain marketing approval for ABP-450, there is no assurance that Daewoong will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If Daewoong is unable to produce sufficient quantities for clinical studies, including preclinical studies, or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

Our reliance on Daewoong entails additional risks, including reliance on Daewoong for regulatory compliance and quality assurance, the possible breach of the Daewoong Agreement by Daewoong, and the possible termination or nonrenewal of the Daewoong Agreement at a time that is costly or inconvenient for us. Our failure, or the failure of Daewoong, to comply with applicable regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation, could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of the product candidate or drugs, import alerts or detentions preventing import of product into the United States or other territories, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of ABP-450. Our dependence on Daewoong also subjects us to all of the risks related to Daewoong’s business, which are all generally beyond our control. Daewoong’s ability to perform its obligations under the Daewoong Agreement is dependent on its operational and financial health, which could be negatively impacted by several factors, including changes in the economic, political and legislative conditions in South Korea and the broader region in general and the ability of Daewoong to continue to successfully attract customers and compete in its market. Daewoong’s lack of familiarity with, or inability to effectively operate, the facility and produce products of consistent quality, may harm our ability to compete in our market.

In addition, we are ultimately responsible for distribution of products under any authorization or approval we hold to investigate or market ABP-450. We do not own a manufacturing facility and we have never supervised manufacturing operations, but we have regulatory obligations to review batch records and release of the investigational product for our clinical studies. Further, we will have similar regulatory obligations if the product is marketed and could be held responsible for any distribution of adulterated or misbranded ABP-450, even if caused by Daewoong’s noncompliance.

The FDA conducted a cGMP and pre-approval inspection of Daewoong’s manufacturing facility in South Korea related to Evolus’ BLA for Jeuveau from November 8, 2017 to November 17, 2017. At the end of the inspection, the FDA issued an FDA Form 483 with ten inspectional observations of regulatory noncompliance to Daewoong. The Form 483 included observations relating to the need for adherence to improved procedures, processes and documentation relating to investigations of and corrective actions for non-compliance with specifications for batches and components, environmental monitoring, drug substance testing, computer system access, material handling and staff training. Daewoong timely responded to the FDA with a plan for implementing corrective actions related to these observations. Daewoong provided complete responses to the Form 483; however, the time to correct the observations, submit the complete response and FDA review and acceptance of the responses delayed approval of Evolus’ BLA. None of the FDA, Health Canada or the EMA have conducted a repeat inspection of Daewoong manufacturing facility per usual FDA Quality Review Practices to confirm continued compliance with cGMP regulations. A separate pre-licensure inspection may be required for any BLA we submit for any of our product candidates. Should the repeat inspection find serious deviation from cGMP manufacturing regulations, or repeated observations, Daewoong may be required to expend significant time and resources to correct any observations, which could cause delays and adversely affect availability of drug product to support our R&D operations. For example, the FDA is permitted to deny entry of any imported product that “appears” to be adulterated or misbranded, meaning it does not actually need to be violative to be prohibited from entry, just that the FDA believes it might be violative. FDA-483 observations, particularly if eventually escalated into an FDA untitled or warning letter, could result in an import alert, which bans entry of a product into the United States until issues are resolved to the FDA’s satisfaction, and until the FDA has reinspected the facility to confirm all corrections have been implemented, which could potentially take a considerable amount of time. In addition, failure to have an observation-free inspection during a pre-approval inspection can result in delay or denial or FDA approval. Similar issues could occur in other jurisdictions as well.

Additionally, if Daewoong’s facility were to be damaged, destroyed or otherwise unable to operate or comply with regulatory requirements, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, political unrest, power outages or otherwise, or if operations at the facility were disrupted for any other reason, such an event could negatively affect our ongoing preclinical studies and clinical studies and, if ABP-450 is approved, jeopardize Daewoong’s ability to manufacture ABP-450 as promptly as we or our customers expect or possibly at all. If an event occurred that prevented Daewoong from using all or a significant portion of its manufacturing facility due to damaged critical infrastructure, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for Daewoong to supply enough ABP-450 to continue our business for a substantial period of time.

A material breach by us of the terms of our license and settlement agreement with Medytox, Inc. could have a material adverse effect on our business.

In May 2021, Medytox, Inc., or Medytox, brought a case against Old AEON in the United States District Court for the Central District of California, or the Medytox Litigation, alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain, or the BTX strain, and misappropriated certain trade secrets of Medytox, including the process used to manufacture ABP-450 using the BTX strain, and that our and Daewoong’s activities conducted in the United States gave rise to liability for misappropriation of trade secrets. Medytox sought, among other things, (i) actual, consequential and punitive damages, (ii) a reasonable royalty, as appropriate, (iii) disgorgement of any proceeds or profits, (iv) injunctive relief prohibiting us from using

Medytox’s trade secrets to manufacture, offer to sell, or sell therapeutic BTX products, including ABP-450, and (v) attorneys’ fees and costs.

The Medytox Litigation was another step in an ongoing dispute involving Medytox and Allergan, on the one side, and Evolus, Daewoong and us on the other side. In June 2017, Medytox brought a civil lawsuit of a similar nature against Evolus, Daewoong and us in the Superior Court of the State of California, which we refer to as the Superior Court Litigation, and a separate lawsuit in October 2017 against Daewoong in South Korea, which we refer to as the Korea Litigation. The lawsuit filed in the Superior Court of the State of California alleged claims substantially similar to the Medytox Litigation and was subsequently stayed on grounds of forum non conveniens, because the underlying facts that gave rise to the complaint occurred in South Korea, among other reasons. We are not a party to the Korea Litigation. In April 2018, the Superior Court of the State of California dismissed Medytox’s suit against Daewoong without prejudice on the basis that Medytox had brought a substantially similar proceeding against Daewoong in South Korea, and continued a stay of the case as to us and Evolus. In February 2021, the Superior Court of the State of California dismissed Medytox’s suit against us without prejudice, following Medytox’s filing of a notice of settlement of the case based on a settlement it entered with Evolus.

Additionally, in January 2019, Allergan and Medytox filed a complaint against Daewoong and Evolus with the United States International Trade Commission, or the United States ITC, alleging that the BTX strain used in Evolus’ Jeuveau product is manufactured based on misappropriated trade secrets of Medytox and therefore its importation is an unfair act. The Administrative Law Judge issued a final determination in December 2020. The final determination concluded that a violation of Section 337 of the Tariff Act of 1930 had occurred, and the United States ITC issued a limited exclusion order forbidding entry of Jeuveau into the United States for 21 months and a cease and desist order prohibiting Daewoong and Evolus from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or other transfers of Jeuveau within the United States for 21 months. The 21-month ban was stayed as a result of a settlement agreement between Evolus and Medytox in February 2021.

Effective June 21, 2021, we entered into a settlement and license agreement with Medytox, or the Medytox Settlement Agreement, pursuant to which, among other things, Medytox agreed (a) to dismiss all claims against us in the Medytox Litigation, (b) to pursue dismissal of the appeals related to the December 2020 final determination of the United States ITC and agreed that as a result of such dismissal the final determination would be vacated, (c) to file appropriate documents in the Korea Litigation and related actions in support of the terms of the settlement, and (d) not to revive or otherwise pursue the Superior Court Litigation with respect to us. In addition, Medytox granted us a non-exclusive, royalty bearing license to Medytox’s botulinum toxin strain and specific trade secrets alleged to have been misappropriated in the litigation to commercialize and manufacture specific botulinum neurotoxin products including ABP-450 worldwide, with the exception of South Korea. In exchange for the license, we issued Medytox 26,680,511 shares of Old AEON common stock, par value $0.0001 per share, and agreed to pay Medytox single-digit royalties on the net sales of licensed products for 15 years following our first $1.0 million in commercial sales of neurotoxin products.

Medytox can terminate the Medytox Settlement Agreement if we materially breach any material provision of the agreement, either immediately upon written notice if the breach is incurable or after 60 days if capable of remedy. Additionally, Medytox may terminate the Medytox Settlement Agreement with 15 days of written notice if we or our affiliates or sublicensees challenge the validity, enforceability, scope, or protected status of Medytox’s botulinum strain and specific trade secrets alleged to have been misappropriated in the litigation. If the Medytox Settlement Agreement were terminated, Medytox would be able to revive the Medytox Litigation and other claims against us, and may seek an injunction or other ruling against us in the Korea Litigation, any one of which could result in us losing access to ABP-450 and the manufacturing process and require us to negotiate a new license with Medytox for continued access to ABP-450. We may not be able to successfully negotiate such license on terms acceptable to us or at all. If we are unable to license ABP-450, we may not be able to find a replacement product candidate on a timeline favorable to us, if at all, without expending significant resources and being required to seek additional regulatory approvals, which would be uncertain, time consuming and costly.

We rely, and will continue to rely, on third parties and consultants to conduct all of our preclinical studies and clinical studies. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for ABP-450.

We do not currently have the ability to independently conduct any preclinical studies or clinical studies. We rely, and will continue to rely, on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct preclinical studies and clinical studies on ABP-450. The third parties with whom we currently or may in the future contract for execution of any of our preclinical studies and clinical studies play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to any of our current or future programs. Although we rely on these third parties to conduct our preclinical studies and clinical studies, we remain responsible for ensuring that each of our preclinical studies and clinical studies is conducted in accordance with the investigational plan and protocol. Moreover, the FDA and other similar regulatory authorities require us to observe both good laboratory practices, or GLP, and animal welfare requirements for preclinical studies, and to comply with GCPs for conducting, monitoring, recording and reporting the results of clinical studies to ensure that the data and results are scientifically credible and accurate, and that the study subjects are adequately informed of the potential risks of participating in clinical studies. We also rely, and will continue to rely, on consultants to assist in the execution, including data collection and analysis, of any of our future clinical studies.

In addition, the execution of preclinical studies and clinical studies, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If the third parties or consultants conducting our clinical studies do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to GLPs, or our clinical study protocols or GCPs, or for any other reason, we may need to conduct additional clinical studies or enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our preclinical studies and clinical studies may be extended, delayed or terminated or may need to be repeated. Further, any noncompliance that results in data integrity issues could put any regulatory approval we receive at risk of withdrawal, and could subject us to regulatory sanctions due to failure to adequately oversee the third parties we rely upon. If any of the foregoing were to occur, we may not be able to obtain, or may be delayed in obtaining, regulatory approval for and will not be able to, or may be delayed in our efforts to, successfully commercialize ABP-450 in any of our proposed therapeutic indications.

Public health outbreaks, epidemics or pandemics (such as the COVID-19 pandemic) may materially and adversely affect our business and operations.

The COVID-19 pandemic previously adversely affected, and the COVID-19 pandemic or other actual or threatened public health outbreaks, epidemics or pandemics may in the future adversely affect, among other things, our research and development efforts, clinical trial operations, manufacturing and supply chain operations, administrative personnel, third-party service providers, and business partners.

While the COVID-19 pandemic did not materially adversely affect our business operations during the nine months ended September 30, 2023, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 or a future public health outbreak could materially affect our business and the value of our common stock. The ultimate impact of the COVID-19 pandemic or a similar public health outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material adverse effect on our business, results of operations and financial condition.

We may use third-party collaborators to help us develop, validate or commercialize any new products, and our ability to commercialize such products could be impaired or delayed if these collaborations are unsuccessful.

We may license or selectively pursue strategic collaborations for the development, validation and commercialization of ABP-450 in any current or future proposed therapeutic indications. In any third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation, and we would have limited control over the amount and timing of resources and effort that our collaborators would dedicate to the development or commercialization of our product candidates. Our collaborators may not cooperate with us or perform their obligations under our agreements with them at all or as expected. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our current and future product candidates may be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Our collaborators could also independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates, fail to properly maintain or defend our intellectual property rights or infringe the intellectual property rights of third parties, exposing us to litigation. Disputes with our collaborators could also impair our reputation or result in development and commercialization delays, decreased revenues and could cause litigation expenses.

In addition, we may face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical studies, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for ABP-450 or our future product candidates in our proposed therapeutic indications, the costs and complexities of manufacturing and delivering ABP-450 or our future product candidates to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of ABP-450 or our future product candidates in any of our proposed therapeutic indications, reduce or delay development programs, delay potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop and commercialize ABP-450 or our future product candidates in any of our proposed therapeutic indications or bring them to market and generate revenue.

Risks Related to Intellectual Property

If we or any of our current or future licensors, including Daewoong, are unable to maintain, obtain or protect intellectual property rights related to ABP-450 and any future product candidates we may develop, or if the scope of any protection obtained is not sufficiently broad, we may not be able to compete effectively in our market.

Our success depends, in large part, on our ability to seek, obtain and maintain intellectual property protection in the United States and other countries with respect to our technologies. We and Daewoong currently rely upon a combination of trademarks, trade secret protection, confidentiality agreements and proprietary know-how. Additionally, Daewoong has obtained a United States patent related to its proprietary botulinum toxin manufacturing process. We also intend to protect our proprietary technology and methods by, among other things, filing for and obtaining United States and foreign patent applications related to our proprietary technology, inventions, methods of use, and improvements that are important to the development and implementation of our business. However, due to existing patent eligibility laws, we do not expect to obtain patent protection for the composition of matter for botulinum toxin, as it is produced by Clostridium botulinum, a gram-positive, rod-shaped, anaerobic, spore-forming, motile bacterium with the ability to produce the botulinum toxin. Although we only own one issued patent covering our migraine injection paradigm (U.S. Patent No. 11,826,405), we do not own any other issued patents, but we have filed certain provisional and non-provisional patent applications with the United States Patent and Trademark Office, or USPTO, related to other novel and proprietary methods of utilizing ABP-450 for therapeutic purposes. These patent applications may fail to result in any issued patents with claims that cover ABP-450 in any currently proposed or future therapeutic indications, in the United States or in other foreign countries, and the patents, if issued, may be declared invalid or unenforceable.

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in disclosures in the public domain. In addition, it is possible that we will fail to identify patentable aspects of our R&D output before it is too late to obtain patent protection. Although we enter into confidentiality agreements with parties who have access to confidential or patentable aspects of our R&D output, such as our employees and third-party consultants, any of these parties may breach these agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Consequently, we may not be able to prevent any third party from using any of our technology that is in the public domain to compete with ABP-450 and any future product candidates.

Other parties have developed technologies that may be related to or competitive to our own technologies and such parties may have filed or may file patent applications, or may have obtained or may obtain patents, claiming inventions that may overlap or conflict with those claimed in our patent applications or any future issued patents. We may not be aware of all third-party intellectual property rights potentially relating to ABP-450 and any future product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or, in some cases, not at all. Therefore, we cannot know with certainty whether the inventors of our pending patent applications were the first to make the inventions claimed in those patent applications, or that they were the first to file for patent protection of such inventions. If a third party can establish that we were not the first to make or the first to file for patent protection of such inventions, our patent applications may not issue and any patents, if issued, may be challenged and invalidated or rendered unenforceable.

Even in the event our non-provisional patent applications are granted, or if we in-license issued patent rights from third parties, the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and any such patents may be challenged in courts or patent offices in the United States and abroad and later declared invalid or unenforceable. For example, we may be subject to a third-party submission of prior art to the USPTO challenging the validity of one or more claims of any such patents. A third party may also claim that any such patents are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse result in any legal proceeding could put any such patents at risk of being invalidated or interpreted narrowly and could allow third parties to commercialize our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, we may become involved in derivation, reexamination, inter partes review, post-grant review or interference proceedings and other similar proceedings in foreign jurisdictions (e.g., opposition proceedings) challenging the validity, priority or other features of patentability of any such patent rights. Challenges to our patent rights may result in loss of patent rights, exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the scope and duration of the patent protection of ABP-450 or future product candidates. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of botulinum toxins, patents protecting such product candidates might expire before or shortly after they are commercialized. As a result, our patent applications, even if issued, may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to ABP-450 or future product candidates, including biosimilar versions of such products.

Even if they are unchallenged, our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. If the patent protection provided by our patent applications, if issued, is not sufficiently broad to impede such competition, our ability to successfully commercialize ABP-450 and future product candidates could be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Under the Daewoong Agreement, we license the trademark for Nabota associated with ABP-450 from Daewoong; however, we may ultimately pursue alternative trademarks and branding for ABP-450. Our or Daewoong’s trade secrets and other confidential proprietary information and those of our future licensors could be disclosed or competitors could otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we or any of our current or future licensors may encounter significant problems in protecting and defending our or their intellectual property both in the United States and internationally. If we or any of our current or future licensors are unable to prevent material disclosure of the non-patented intellectual property related to ABP-450 to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could adversely affect our business.

In addition to the protection afforded by patents, trademarks, confidentiality agreements and proprietary know-how, we may in the future rely upon in-licensed or acquired patents or proprietary technology for the development of ABP-450 in any currently proposed or future therapeutic indications. We may not be able to in-license third party patents necessary to commercialize ABP-450 on commercially reasonable terms, or at all, which could materially harm our business. Even if we are able to in-license any such necessary intellectual property, it could be on nonexclusive terms, thereby giving our competitors and other third parties access to the same intellectual property licensed to us, and it could require us to make substantial licensing and royalty payments. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property or maintain the existing intellectual property rights we have licensed, we may be required to expend significant time and resources to redesign ABP-450 or future product candidates, or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis, and we may have to abandon development of ABP-450 or future product candidates which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, the strength of any patents that issue from our non-provisional patent applications or that we may in-license from third parties in the technology and healthcare fields involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any patent rights in such fields can be uncertain. Our pending patent applications and any patent applications that we may in-license may fail to result in issued patents with claims that cover ABP-450 in any currently proposed or future therapeutic indications, in the United States or in other foreign countries, and the issued patents that we may in-license may be declared invalid or unenforceable.

We are reliant on the ability of Daewoong, as the licensor of our only product candidate, to maintain its intellectual property and protect its intellectual property against misappropriation, infringement or other violation. We may not have primary control over Daewoong’s or our future licensors’ patent prosecution activities. Furthermore, we may not be allowed to comment on prosecution strategies, and patent applications currently being prosecuted may be abandoned by the patent owner without our knowledge or consent.

With respect to patents that are issued to our licensors, or patents that may issue on patent applications, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. As a licensee, we are reliant on Daewoong and our future licensors to defend any third-party claims. Our licensors may not defend or prosecute such actions as vigorously or in the manner that we would have if entitled to do so, and we may be impacted by any judgment or settlement resulting from such actions. Also, a third party may challenge the validity of our in-licensing transactions. Furthermore, even if they are unchallenged, any of our future in-licensed patents and patent applications may not adequately protect the licensors or our intellectual property or prevent others from designing around their or our claims.

Third-party claims of intellectual property infringement, misappropriation or violation, or challenges related to the invalidity or unenforceability of any issued patents we may obtain or in-license may prevent or delay our development and commercialization efforts or otherwise adversely affect our results of operations.

Our commercial success depends in part on our and any of our future collaborators avoiding infringement, misappropriation or other violation of the intellectual property and related proprietary rights of third parties. Competitors and other entities that possess intellectual property rights related to the use of botulinum toxins in the fields of neurology and gastroenterology have developed large portfolios of patents and patent applications in fields relating to our business. In particular, there are patents held by third parties that relate to the treatment with botulinum toxin-based products. There may also be patent applications that have been filed but not published that, when issued as patents, could be asserted against us. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the technology, medical device and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter partes reexamination proceedings before the USPTO. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we plan to develop ABP-450. As the technology, medical device and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidate may be subject to claims of infringement of the patent rights of third parties, regardless of their merit.

There may be third-party patents or patent applications with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of ABP-450. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be currently pending patent applications that may later result in issued patents that ABP-450 or any future product candidates may infringe. It is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to ABP-450 and future product candidates because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology or incorrectly conclude their invalidity or unenforceability. In addition, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover ABP-450 or future product candidates and third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Even if we believe claims brought against us are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such United States patent or find that ABP-450 or future product candidates did not infringe any such claims. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of ABP-450, the holders of any such patents may be able to block our ability to commercialize ABP-450 in any proposed therapeutic indication unless we obtain a license under the applicable patents or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our methods of use, the holders of any such patent may be able to block our ability to develop and commercialize ABP-450 unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation or other violations of proprietary technology or other information in the development, manufacture and commercialization of ABP-450. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of ABP-450 in any current or future proposed therapeutic indication or for operational upkeep and manufacturing of our product. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We have been, and may in the future become, party to, or be threatened with, adversarial proceedings or litigation where our competitors or other third parties may assert claims against us, alleging that our therapeutics, manufacturing methods, formulations, administration methods or delivery devices infringe, misappropriate or otherwise violate their intellectual property rights, including patents and trade secrets. For example, in the past, Medytox asserted that we and Daewoong were employing their proprietary technology without authorization, and other third parties may make similar assertions about us or any of our current or future licensors, including Daewoong, in the future. For more information regarding our litigation with Medytox, please see “Risk Factors — Risks Related to Our Reliance on Third Parties — A material breach by us of the terms of our license and settlement agreement with Medytox, Inc. could have a material adverse effect on our business.”

Likewise, any patents that may issue from our pending patent applications or any future in-licensed patents and pending patent applications may also be subject to priority, validity, inventorship and enforceability disputes in court or before administrative bodies in the United States or abroad. If we or any of our licensors are unsuccessful in any of these proceedings, such patents and patent applications may be narrowed, invalidated or held unenforceable, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or we may be required to cease the development, manufacture and commercialization of ABP-450 or future product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Parties making claims against us or any of our current or future licensors may request and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize ABP-450. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of ABP-450 in any current or future proposed therapeutic indication or for operational upkeep and manufacturing of our product. In the event of a successful claim of infringement, misappropriation or other violation of a third party’s intellectual property, we or any of our current or future licensors may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties which may not be commercially available, or pay royalties or redesign our infringing products or manufacturing processes, which may be impossible or require substantial time and monetary expenditure. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research, manufacture clinical study supplies or allow commercialization of ABP-450 in any current or future proposed therapeutic indication. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize ABP-450 in one or more of our proposed therapeutic indications, which could harm our business significantly. Similarly, third-party patents could exist that might be enforced against our products, resulting in either an injunction prohibiting our sales, or with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

We may become involved in lawsuits to protect or enforce our intellectual property or the patents and other intellectual property of our licensors, which could be expensive and time-consuming.

Competitors may infringe our intellectual property, including any future patents we may acquire, or any future patents or other intellectual property licensed to us by our licensors, including Daewoong. As a result, we or any of our current or future licensors may be required to file infringement claims to stop third-party infringement or unauthorized use. Even if resolved in our favor, this can be unpredictable, expensive, particularly for a company of our size, and time-consuming and may cause us to incur significant expenses and distract our scientific and management personnel from their normal responsibilities. In addition, in an infringement proceeding, a court may decide that a patent of ours or any of our current or future licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.

An adverse determination of any litigation or other proceedings could put one or more of such patents at risk of being invalidated or interpreted narrowly. Interference, derivation or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to any of our future patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us or any of our current or future licensors may fail or may be invoked against us or our licensors by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management or the management of any of our current or future licensors, including Daewoong. We may not be able, alone or with any of our current or future licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If securities analysts or investors perceive these results to be negative, the market price for our common stock could be significantly harmed. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

Most of our competitors are larger than we are and have substantially greater resources. They are, therefore, likely to be able to sustain the costs of complex patent litigation or other intellectual property proceedings longer than we could. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with the initiation and continuation of litigation or other intellectual property proceedings could compromise our ability to raise the funds necessary to continue our clinical studies, continue our internal research programs, or in-license needed technology, or otherwise have a material adverse effect on our business, financial condition, results of operations and prospects.

Our rights to develop and commercialize ABP-450 and future product candidates are subject, in part, to the terms and conditions of licenses granted to us by others, including Daewoong. If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We are heavily reliant upon our license from Daewoong to certain proprietary technology that is important or necessary to the development of ABP-450 and future product candidates. Additionally, further development and commercialization of ABP-450 and future product candidates may require us to enter into additional license or collaboration agreements. For more information regarding our reliance on Daewoong and future collaboration agreements, please see “Risk Factors — Reliance on Third Parties.”

Our current and any future licenses may not provide us with exclusive rights to use the licensed intellectual property and technology or may not provide us with exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize ABP-450 and future product candidates. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

In some circumstances, we may not have the right to control the maintenance, prosecution, preparation, filing, enforcement, defense or litigation of patents and patent applications that we license from or license to third parties and are reliant on our licensors or licensees to do so. We thus cannot be certain that activities such as patent maintenance and prosecution by our licensors have been or will be conducted consistent with our best interests or in compliance with applicable laws and regulations, or will result in valid and enforceable patents and other intellectual property rights. It is possible that our licensors’ infringement proceedings or defense activities may be less vigorous than had we conducted them ourselves or may not be conducted in accordance with our best interests. If our licensors fail to maintain such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize future product candidates that are the subject of such licensed rights and our right to exclude third parties from commercializing competing products could be adversely affected. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

In spite of our efforts, our current and future licensors might conclude that we have materially breached our obligations under our license agreements and might therefore terminate such license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. Disputes may arise with respect to our current or future licensing agreements, including disputes relating to:

•the scope of rights granted under the license agreements and other interpretation-related issues;
•our financial or other obligations under the license agreements;
•the extent to which ABP-450 and future product candidates infringe on intellectual property of the licensors that is not subject to the licensing agreements;
•the sublicensing of patent and other rights;
•our diligence obligations under the license agreements and what activities satisfy those diligence obligations;
•the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.

For example, the Daewoong Agreement does not contain provisions regarding the ownership of any intellectual property that results from inventions or improvements related to ABP-450. There could be disputes in the future related to the inventorship or ownership of inventions and know-how resulting from our improvements to ABP-450 and future related product candidates, although we believe we are the sole owner of our intellectual property and have developed it independently of Daewoong.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize ABP-450 and future product candidates. If our licenses are terminated, we may lose our rights to develop and market ABP-450 and future product candidates, lose patent protection for ABP-450 and future product candidates, experience significant delays in the development and commercialization of ABP-450 and future product candidates, or incur liability for damages. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with ABP-450 and future product candidates.

Furthermore, if the Daewoong Agreement or any future licenses are terminated, or if the underlying patents or other intellectual property rights fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical or competitive to ours and we may be required to cease our development and commercialization of ABP-450 and future product candidates. Moreover, if disputes over intellectual property that we license prevent or impair our ability to maintain other licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize ABP-450 and future product candidates. In addition, certain of these license agreements may not be assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our license agreements are, and future license agreements are likely to be, complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents relating to ABP-450 and any future product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States; a patent owner may have limited remedies, and in some cases foreign authorities may even force us to grant a compulsory license to competitors or other third parties. As such, we or our licensors may not be able to obtain patent protection for ABP-450 and future product candidates outside the United States. Consequently, we may not be able to prevent third parties from using our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement any of our patents that may issue from our pending patent applications, or the marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We or our licensors may not prevail in any lawsuits that we or our licensors initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

In addition, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in domestic and foreign intellectual property laws.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patent protection for our product candidates, including ABP-450, we and our licensors also rely on trade secrets protection to protect our and their unpatented know-how, technology and other proprietary information, in order to maintain our and their competitive positions.

We and our licensors seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaborators, consultants, advisors and other third parties. We have entered into invention assignment agreements with our current employees. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we or our licensors have taken to protect our respective proprietary technologies will be effective.

Additionally, we cannot guarantee that we or our licensors have entered into such agreements with each party that may have or has had access to our respective trade secrets. We also seek to preserve the integrity and confidentiality of our data and trade secrets by taking security measures with respect to our information technology systems; however, our or our licensors’ systems and security measures may be breached, and we may not have adequate remedies for any breach. As a result, we or our licensors could lose our trade secrets and third parties could use our or our licensors’ trade secrets to compete with ABP-450 or future product candidates.

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Competitors or third parties could purchase ABP-450 and future product candidates and attempt to replicate or reverse engineer some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside the scope of our intellectual property rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or asserting ownership of what we regard as our own intellectual property.

We employ individuals who were previously employed at other pharmaceutical companies including certain of our anticipated competitors. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information, including intellectual property and other proprietary information, of our employees’ former employers or other third parties. Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Any litigation or the threat thereof may adversely affect our ability to hire or retain employees. A loss of key personnel or their work product could diminish or prevent our ability to commercialize ABP-450, which could have an adverse effect on our business, results of operations and financial condition.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may also be subject to claims that former employers or other third parties have an ownership interest in our patents or other intellectual property. Moreover, even when we obtain agreements assigning intellectual property to us, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual. We or our licensors may in the future be subject to claims by former employees, consultants or other third parties asserting an ownership right in our owned or licensed patents or patent applications. An adverse determination in any such submission or proceeding may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, or could limit the duration of any patent protection covering ABP-450 and future product candidates. Disputes about the ownership of intellectual property may have a material adverse effect on our business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Although we have filed applications to register trademarks in the United States and other jurisdictions, we currently do not own any registered trademarks and our current and future trademark applications in the United States and in foreign jurisdictions may not be allowed or may subsequently be opposed, as has been done in the United States with the Company’s trademark applications for AEON and related marks. Further, our unregistered or future registered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

Third parties may assert that we are using trademarks or trade names that are confusingly similar to their marks. If any third-party were able to establish that our trademarks or trade names were infringing their marks, that third-party may be able to block our ability to use the infringing trademark or trade name. In addition, if a third-party were to bring such a claim, we would be required to dedicate time and resources to fight the claim, which time and resources could otherwise be used toward the maintenance of our own intellectual property.

Parties making claims against us may request and obtain injunctive or other equitable relief, which could prevent our ability to use the subject trademarks or trade names. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee and management resources from our business, and their time and resources could otherwise be used toward the maintenance of our own intellectual property and may otherwise be expensive and time- consuming, particularly for a company of our size. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement. We may be required to re-brand one or more of our products or services offered under the infringing trademark or trade name, which may require substantial time and monetary expenditure. Third parties could claim senior rights in marks which might be enforced against our use of trademarks or trade names, resulting in an injunction prohibiting our sales under those trademarks or trade names.

Our efforts to enforce or protect our proprietary rights related to trademarks may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•others may be able to make ABP-450 and future product candidates that are similar to ours, but that are not covered by the claims of the patents that we may license or own in the future;
•we, or our license partners or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent applications that we license or may own in the future;
•we, or our license partners or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
•others may circumvent our regulatory exclusivities, such as by pursuing approval of a competitive product candidate via the traditional approval pathway based on their own clinical data, rather than relying on the abbreviated pathway provided for biosimilar applicants;
•it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
•issued patents that we hold rights to now or in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•others may have access to the same intellectual property rights licensed to us in the future on a nonexclusive basis;
•our competitors might conduct R&D activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents or other intellectual property rights of others may have an adverse effect on our business; or
•we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Government Regulation

Our business and products are subject to extensive government regulation.

We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the United States, the European Union, Canada and other countries, principally by the FDA, the EMA, Health Canada and other similar regulatory authorities. Daewoong is also subject to extensive regulation by the FDA and the South Korean regulatory authorities as well as other regulatory authorities. Our failure to comply with all applicable regulatory requirements, or Daewoong’s or any future collaborator’s failure to comply with applicable regulatory requirements, including those promulgated under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other laws may subject us to operating restrictions and criminal prosecution, monetary penalties and other enforcement or administrative actions, including sanctions, warning letters, import alerts, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, or exclusion from future participation in the Medicare and Medicaid programs.

In the event our products receive regulatory approval, we and our direct and indirect suppliers, including Daewoong, will remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in requirements that we implement REMS programs, requirements that we complete government mandated clinical studies, and government enforcement actions, including those relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls.

If we experience delays in obtaining approval or if we fail to obtain approval of ABP-450 in any of our proposed therapeutic indications, the commercial prospects for ABP-450 may be harmed and our ability to generate revenue will be materially impaired.

In addition, in the course of our activities we may collect information from clinical study subjects or other individuals that subjects us to a variety of rapidly evolving laws regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer and security of personal data. Data breaches or other violations of these laws could subject our business to significant penalties and reputational harm. For more information on data security and privacy, see “Risk Factors — Risks Related to Government Regulation — We are subject to stringent and often unsettled privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.”

If we fail to obtain regulatory approvals in foreign jurisdictions for ABP-450, we will be unable to market our products outside of the United States.

In addition to regulations in the United States, we are and will be subject to a variety of foreign regulations governing manufacturing, clinical studies, commercial sales and distribution of our future products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical studies or marketing in those countries. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Clinical studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis, and even if we do file, we may not receive necessary approvals to commercialize our products in markets outside of the United States.

The misuse or off-label use of our approved products, if any, may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about pharmaceutical products. In particular, a product may not be promoted for uses or indications that are not specifically approved by the FDA, the EMA or other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for ABP-450 in any therapeutic indication, physicians could use ABP-450 on their patients in a manner that is inconsistent with the approved label, such as for the treatment of other aesthetic or therapeutic indications for which other similar botulinum toxins are approved. Although ABP-450, if approved, will be similar to Jeuveau, we will not be able to market ABP-450 as being interchangeable with Jeuveau. If we are found to have promoted uses that are not part of ABP-450’s approved labeling, we may be subject to enforcement action from the FDA, the EMA and other regulatory agencies, as applicable, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. In addition, off-label promotion could expose us to liability under the FCA, as well as similar state laws.

Physicians may also misuse ABP-450, if approved, or use improper techniques, potentially leading to adverse results, side effects or injury, which may lead to product liability claims. If ABP-450 is misused or used with improper techniques or is determined to cause or contribute to patient harm, we may become subject to costly litigation by our customers or their patients. Product liability claims could divert management’s attention from our core business, be expensive to defend, result in sizable damage awards against us that may not be covered by insurance and subject us to negative publicity resulting in reduced sales of our products. Furthermore, the use of ABP-450, if approved, for indications other than those cleared by the FDA, may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients. Any of these events could harm our business and results of operations and cause the price of our common stock to decline.

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

We are subject to applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the FCA, which may constrain the business or financial arrangements and relationships through which we sell, market and distribute our products. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry (e.g., healthcare providers, physicians and third party payors), are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. We also may be subject to patient information and privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

The Anti-Kickback Statute, which prohibits the knowing and willful offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including but not limited to cash, improper discounts, and free or reduced price items and services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. A claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

The federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. Some state law equivalents of the above federal laws, such as the Anti-Kickback Statute and FCA, apply to items or services regardless of whether the good or service was reimbursed by a government program, so called all-payor laws. These all-payor laws could apply to our sales and marketing activities even if the Anti-Kickback Statute and FCA laws are inapplicable.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, and as amended again by the Final HIPAA Omnibus Rule, published in January 2013, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information also implicate our business. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition to other federal laws, state laws and foreign laws, such as the General Data Protection Regulation in the European Union, or the GDPR, create the potential for substantial penalties in the event of any non-compliance with the applicable data privacy and data protection laws.

The federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, or the ACA, and its implementing regulations, which requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. For the data submitted on or after January 1,2022, these reporting obligations will extend to include transfers of value made to certain non- physician providers such as physician assistants and nurse practitioners.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulatory guidance. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies, healthcare providers and other third parties, including charitable foundations, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business.

If our marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA or an all-payor law, then we could be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause us to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect our business in an adverse way. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs.

State and federal authorities have aggressively targeted pharmaceutical companies for alleged violations of these anti-fraud statutes, based on improper research or consulting contracts with doctors, certain marketing arrangements with pharmacies and other healthcare providers that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Companies targeted in such prosecutions have paid substantial fines, have been ordered to implement extensive corrective action plans, and have in many cases become subject to consent decrees severely restricting the manner in which they conduct their business, among other consequences. Additionally, federal and state regulators have brought criminal actions against individual employees responsible for alleged violations. If we become the target of such an investigation or prosecution based on our contractual relationships with providers or institutions or our marketing and promotional practices, we could face similar sanctions, which would materially harm our business.

Also, the FCPA and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business. Our internal control policies and procedures may not protect us from reckless or negligent acts committed by our employees, future distributors, partners, collaborators or agents. Violations of these laws, or allegations of such violations, could result in fines, penalties or prosecution and have a negative impact on our business, results of operations and reputation.

Legislative or regulatory healthcare reforms in the United States and other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of ABP-450 and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in the United States Congress or other countries that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture, and marketing of regulated products or the reimbursement thereof. In addition, regulations and guidance are often revised or reinterpreted by the FDA and other regulatory authorities in ways that may significantly affect our business and our products. Any new regulations, revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of ABP-450. Such changes could, among other things, require:

•changes to manufacturing or marketing methods;
•changes to product labeling or promotional materials;
•recall, replacement, or discontinuance of one or more of our products; and
•additional recordkeeping.

Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition, and results of operations.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We are subject to stringent and often unsettled privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally identifying information or personal data, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous United States federal and state laws and regulations relating to privacy and security of personal information. Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect. For example, the State of California enacted the California Consumer Privacy Act of 2018, or CCPA, which went into effect on January 1, 2020 and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and provide a new cause of action for data breaches. Additionally, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, in the November 3, 2020 election. Effective starting on January 1, 2023, the CPRA significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. New legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.

In addition, all 50 states and the District of Columbia have enacted breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential information experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. Moreover, states have been frequently amending existing laws, requiring attention to changing regulatory requirements. We also may be contractually required to notify patients or other counterparties of a security breach.

Although we may have contractual protections with our service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.

In addition, the GDPR became applicable on May 25, 2018 in respect of processing operations carried out in the context of the activities of an establishment in the European Economic Area, or EEA, and any processing relating to the offering of goods or services to individuals in the EEA and/or the monitoring of their behavior in the EEA.

While we do not at this time collect, store, use or process data on behalf of existing customers or for anyone residing in the United Kingdom or Europe, if we do so in the future, we will be subject to the rigorous and time-intensive policies of the GDPR. There is no assurance that our own limited privacy and security- related safeguards will protect us from all risks associated with data privacy and information security.

Risks Related to Being a Public Company and Ownership of Our Securities

The price of our common stock may be volatile.

The price of our common stock has been and is likely to continue to be volatile. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the report entitled “Risk Factors” and the following:

•our ability to advance our current or potential future product candidates throughout applicable clinical studies;
•results of preclinical studies for our current or potential future product candidates, or those of our competitors;
•regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our future products;
•the success of competitive products or technologies;
•introductions and announcements of new product candidates by us or our competitors, and the timing of these introductions or announcements;
•actions taken by regulatory authorities with respect to our future product candidates, clinical trials, manufacturing process or sales and marketing terms;
•actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•the success of our efforts to acquire or in-license additional technologies, products or product candidates;
•developments concerning any future collaborations, including, but not limited to, those with any sources of manufacturing supply and future commercialization collaborators;
•market conditions in the pharmaceutical and biotechnology sectors;
•market conditions and sentiment involving companies that have recently completed a business combination with a special purpose acquisition company (“SPAC”);
•announcements by us or our competitors of significant acquisitions, strategic alliances, joint ventures or capital commitments;
•developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for its products;
•ability or inability to raise additional capital and the terms on which it is raised;
•the recruitment or departure of key personnel;
•changes in the structure of healthcare payment systems;
•actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or the industry generally;
•failure or the failure of our competitors to meet analysts’ projections or guidance that our or our competitors may give to the market;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•announcement and expectation of additional financing efforts;
•speculation in the press or investment community;
•trading volume of our common stock, including as a result of the significant number of shares of our common stock (i) that the Sellers retained pursuant to the FPA Termination Agreements and may resell in the future, and (ii) that Daewoong may be issued upon any conversion of the Convertible Notes and may resell in the future;
•sales of our common stock by us or by our stockholders;
•the concentrated ownership of our common stock;
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest;
•natural disasters, public health crises and other calamities; and
•general economic, industry and market conditions.

In addition, the stock markets in general, and the markets for SPAC post-business combination businesses, pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility. This volatility can often be unrelated to the operating performance of the underlying business. These broad market and industry factors may seriously harm the market price of our common stock, regardless of AEON’s operating performance.

Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our common stock and warrants to fall.

Sales of a substantial number of our shares of common stock or warrants in the public market by the Registered Holders or by our other existing security holders, or the perception that those sales might occur, could depress the market price of our common stock and warrants and could impair our ability to raise capital through the sale of additional equity securities. As of March 2024, holders of our warrants are entitled to exercise their warrants, on a cashless basis, in exchange for shares of our common stock, calculated based on the 10-day volume average weighted price prior to the Company’s receipt of the warrantholders’ notice. Such warrantholders may seek to monetize the return on their investment in the warrants quickly, which could adversely impact the price of our stock. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock and warrants. The sale of all the securities, particularly at high volumes over a short period of time could result in a significant decline in the public trading price of our securities. Despite such a decline in the public trading price, some of the Registered Holders may still experience a positive rate of return on the securities they purchased due to the differences in the purchase prices described elsewhere in this report. Other security holders may not be able to experience positive rates of return on securities they purchase.

Additionally, we have agreed, at our expense, to prepare and file with the SEC certain registration statements providing for the resale of shares of common stock. The resale, or expected or potential resale, of a substantial number of our shares of common stock in the public market could adversely affect the market price for our shares of common stock and make it more difficult for you to sell your shares of common stock at times and prices that you feel are appropriate. In particular, as a result of the termination of the

Forward Purchase Agreements, the Sellers are entitled to keep their shares and, following effectiveness of the registration statement, may resell a significant number of shares of common stock in the market with respect to the shares that they retained pursuant to the FPA Termination Agreements. In addition, a significant number of shares of common stock may be issued upon conversion of the Convertible Notes upon an Automatic Conversion or Optional Conversion (as defined in the Convertible Notes), and such shares of common stock may be resold by Daewoong in the future following effectiveness of a registration statement related thereto. Furthermore, we expect that, because there will be a large number of shares registered, the applicable selling securityholders will continue to offer such covered securities for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time. In addition, because the current market price of our common stock is higher than the price certain selling securityholders paid for their securities, there is more likelihood that selling securityholders holding shares of common stock will sell their shares as soon as the applicable registration statement is declared effective and any applicable lock-up restrictions expire.

Certain existing stockholders of AEON acquired securities at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price or at lower trading prices. Future investors in AEON may not experience a similar rate of return.

Prior to consummation of the Business Combination, certain existing stockholders of AEON acquired shares of common stock or Private Placement Warrants at prices below, and in some cases considerably below, the current trading price of our common stock or for no cash consideration at all. It is possible that these stockholders may experience a positive rate of return based on the current trading price or at lower trading prices.

Given the relatively lower purchase prices that some of our stockholders paid to acquire some of their securities compared to the current trading price of our shares of common stock, these stockholders, some of whom are registered holders pursuant to registration statements we are obligated to file to register the resale of shares of common stock, in some instances may earn a positive rate of return on their investment, which may be a significant positive rate of return, depending on the market price of our shares of common stock at the time that such stockholders choose to sell their shares of common stock. See the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the potential profits the other registered holders may experience.

Fluctuations in our stock price may yield material changes in the valuation of the underlying derivatives securities associated with our capital structure, including our Contingent Consideration Shares and Forward Purchase Agreements.

We currently have multiple financial instruments, including underlying derivatives which we account for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging: Embedded Derivatives. In accordance with the guidance, we value these derivatives at each reporting period and recognize the corresponding adjustments to fair value as changes to other income (expense), net in our Statements of Operations. The fair values are estimated using certain pricing models, which involve various inputs, including our current stock price as of the end of each reporting period. Period-over-period fluctuations in our stock price may result in material changes in the fair value of these derivatives, which in turn may materially impact (positively and negatively) our Statements of Operations.

We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

To date, our primary sources of capital have been private placements of preferred stock, sales of shares of Evolus, debt financing agreements and revenue from introductory financing services. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations. If we undertake discretionary financing by issuing equity securities, our stockholders may experience substantial dilution.

We may sell common stock, convertible securities or other equity securities in one or more transactions at a price per share that is less than the price per share paid by current stockholders. If we sell common stock, convertible securities, or other equity securities in more than one transaction, stockholders may be further diluted by subsequent sales. Additionally, future equity financings may result in new investors receiving rights superior to our existing stockholders. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

We may incur significant costs from class action litigation due to the expected stock volatility.

The price of common stock may fluctuate for many reasons, including as a result of public announcements regarding the progress of development efforts for our main product candidate, ABP-450, the development efforts of competitors, the addition or departure of key personnel, variations in quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies. This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years, including since the Closing. In addition, recently there has been significant stock price volatility involving the shares of companies that have recently completed a business combination with a SPAC. When the market price of a stock has been volatile as our common stock’s price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. Additionally, there has recently been a general increase in litigation against companies that have recently completed a business combination with a SPAC alleging fraud and other claims based on inaccurate or misleading disclosures. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. Any such lawsuit could also divert the time and attention of management.

Any failure to meet the continued listing requirements of NYSE American could result in a delisting of our common stock and our warrants.

If we fail to satisfy the continued listing requirements of NYSE American, such as failing to satisfy any applicable corporate governance requirements or the minimum closing bid price requirement, NYSE American may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the NYSE American minimum bid price requirement or prevent future non-compliance with NYSE American’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, NYSE American for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if our securities were quoted or listed on NYSE American or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We are an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors, which may make it more difficult to compare our performance with other public companies.

We are an emerging growth company as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for up to five years following the completion of the Merger, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. To the extent we continue to take advantage of any of these exemptions, the information that we provide stockholders may be different than what is available with respect to other public companies. Investors may find the our common stock less attractive because we will continue to rely on these exemptions. If some investors find the our common stock less attractive as a result, there may be a less active trading market for the common stock, and the stock price may be more volatile.

An emerging growth company may elect to delay the adoption of new or revised accounting standards. Because we have made this election, Section 102(b)(2) of the JOBS Act allows us to delay adoption of new or revised accounting standards until those standards apply to non-public business entities. As a result, the financial statements contained in this report and those that we will file in the future may not be comparable to companies that comply with public business entities revised accounting standards effective dates.

We are also a “smaller reporting company” as such term is defined in the Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates plus any proposed aggregate amount of gross proceeds to us as a result of any offering is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in periodic reports and proxy statements. Investors could find our common stock less attractive because it may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price may be more volatile.

Future sales and issuances of our common stock or rights to purchase our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our common stock price to fall.

We expect to have sufficient cash to fund our operating plan through June 2024, including $15 million of committed financing related to the issuance of certain Convertible Notes with Daewoong. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” However, we have based these estimates on numerous assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Significant additional capital will be needed in the future to continue our planned operations, including further development of our product candidate ABP-450, preparing INDs or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded R&D activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell common stock, convertible securities or other equity securities, existing investors may be materially diluted by subsequent sales. New investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to the 2023 Incentive Award Plan, or “the 2023 Plan”, our board of directors (the “Board”) or our compensation committee (the “Compensation Committee”) is authorized to grant equity-based awards to our employees, directors and consultants. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2023 Plan is 3,839,892 shares. Additionally, the number of shares of our common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, beginning in 2024 and ending in 2033, by an amount equal to the lesser of (i) 4% of the number of fully-diluted number of shares outstanding (as calculated pursuant to the terms of the 2023 Plan) on the final day of the immediately preceding calendar year or (ii) such lesser number of shares as is determined by our Board.

Pursuant to the Employee Stock Purchase Program, or ESPP, our employees will have the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions. Initially, the aggregate number of shares of common stock that may be issued under the ESPP is 488,146 shares. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2024 and ending in 2033 by an amount equal to the lesser of (a) 1% of the fully-diluted number of shares outstanding (as calculated pursuant to the terms of the ESPP) on the final day of the immediately preceding calendar year or (b) such lesser number of shares as is determined by our Board. Unless our Board elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause the price of our common stock to fall.

Our issuance of additional shares of common stock or other equity securities of equal or senior rank would, all else being equal, have the following effects:

•existing stockholders’ proportionate ownership interests would decrease;
•the amount of cash available per share of common stock, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of common stock would be diminished; and
•the market price of shares of our common stock may decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make a required related party transaction disclosure. Additionally, controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common stock.

We currently expect that securities research analysts will establish and publish their own periodic financial projections for the business of AEON. These projections may vary widely and may not accurately predict the results AEON actually achieves. AEON’s stock price may decline if its actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on AEON downgrades its stock or publishes inaccurate or unfavorable research about its business, AEON’s stock price could decline. If one or more of these analysts ceases coverage of AEON or fails to publish reports on AEON regularly, its stock price or trading volume could decline. While we expect research analyst coverage, if no analysts commence coverage of AEON, the trading price and volume for our common stock could be adversely affected.

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from AEON’s business operations.

As a public company, AEON is subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. The listing requirements of NYSE American also require that we satisfy certain corporate governance requirements. As a result, AEON will incur significant legal, accounting and other expenses that AEON did not previously incur. AEON’s entire management team and many of its other employees will need to devote substantial time to compliance, and may not effectively or efficiently manage its transition into a public company.

These rules and regulations will result in AEON incurring substantial legal, financial and accounting compliance costs in addition to other expenses and will make some activities more time-consuming and costly. The increased costs will decrease our net income or increase our consolidated net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations will likely make it more difficult and more expensive for AEON to obtain director and officer liability insurance, and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. As a result, it may be difficult for AEON to attract and retain qualified people to serve on its Board, its Board committees or as executive officers.

Provisions in AEON’s certificate of incorporation, AEON’s bylaws and Delaware law have anti-takeover effects that discourage an acquisition of AEON by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management, which could depress the trading price of our common stock.

AEON’s certificate of incorporation, bylaws, and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. AEON’s certificate of incorporation and bylaws include provisions that:

•authorize “blank check” preferred stock, which could be issued by our Board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to common stock;
•create a classified Board whose members serve staggered three-year terms;
•specify that special meetings of our stockholders can be called only by our Board, the chairperson of the Board or our chief executive officer or president;
•prohibit stockholder action by written consent;
•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board;
•specify that no stockholder is permitted to cumulate votes at any election of directors;
•expressly authorize our Board to adopt, amend or repeal our bylaws; and
•require supermajority votes of the holders of common stock to amend specified provisions of our certificate of incorporation and bylaws. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock.

In addition, because we are incorporated in the State of Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

AEON’s certificate of incorporation and bylaws designate the Court of Chancery of the State of Delaware as the exclusive forum for certain state law litigation that may be initiated by our stockholders and the United States federal district courts as the exclusive forum for certain securities law actions, which could limit our stockholders’ ability to litigate disputes with us in a different judicial forum and increase the costs for our stockholders to pursue certain claims against us.

Pursuant to AEON’s bylaws and certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or employees to us or our stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL, AEON’s certificate of incorporation and bylaws (including their interpretation, validity or enforceability); or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Stockholders cannot waive compliance with the Securities Act, the Exchange Act or any other federal securities laws or the rules and regulations thereunder.

Unless we consent in writing to the selection of an alternate forum, the United States federal district courts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to these exclusive forum provisions. The forum selection provisions in our bylaws may limit our stockholders’ ability to litigate disputes with us in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, these forum selection provisions may impose additional litigation costs for stockholders who determine to pursue any such lawsuits against us.

General Risks

Our business and operations would suffer in the event of computer system failures, including but not limited to our information technology systems, infrastructure and data, or those of our third-party vendors, contractors or consultants failing, becoming unavailable, or suffering security breaches, losses or leakages of data and other disruptions, which could result in disruption of our services, compromise sensitive information (including personal information) related to our business, or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information (including but not limited to intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors and other contractors and consultants who have access to our confidential information.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to breakdown or other damage from service interruptions, computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions, including ransomware attacks, over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our current or future product development programs. For example, the loss of clinical study data from completed or any future ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our product candidate could be delayed.

We cannot assure you that our data protection efforts and our investment in information technology will prevent breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption or delay of the development of ABP-450 and future product candidates. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, which could result in financial, legal, business and reputational harm to us. For example, any such event that leads to actual or perceived unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation directly, compel us to comply with federal or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have a material adverse effect on our business, financial condition, results of operations and prospects.

We rely on third parties to provide services and technology necessary for the operation of our business. Any failure of one or more of our vendors, suppliers or licensors to provide these services or technology could have a material adverse effect on our business.

We rely on third-party vendors to provide critical services, including, among other things, services related to accounting, billing, human resources, and information technology that we cannot or do not provide ourselves. We depend on these vendors to ensure that our corporate infrastructure will consistently meet our business requirements. The ability of these third-party vendors to successfully provide reliable and high quality services is subject to technical and operational uncertainties that are beyond our control.

While we may be entitled to damages if our vendors fail to perform under their agreements with us, the amount of damages we receive may be limited. In addition, we do not know whether we will be able to collect on any award of damages or that these damages would be sufficient to cover the actual costs we would incur as a result of any vendor’s failure to perform under its agreement with us. Any failure of our corporate infrastructure could have a material adverse effect on our business, financial condition and results of operations. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not currently have and may never obtain research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we obtain equity research analyst coverage, we will not have any control of the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrades our common stock or issues other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.

Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, our management team has limited experience managing a public company and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified board members.

As a public company, we will incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations of the SEC. The rules and regulations of NYSE American also apply to us. As part of the new requirements, we have established and will need to maintain effective disclosure and financial controls and have made and will need to maintain changes to our corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming or costly, and increase demand on our systems and resources.

We are leanly staffed and some of our management and other key personnel have limited experience managing a public company and preparing public filings. In addition, as a public company, certain of our management and other key personnel will be required to divert attention from other business matters to devote substantial time to the reporting and other requirements of being a public company. In particular, we expect to incur significant expense and devote substantial management effort to complying with the requirements of Section 404 of the Sarbanes-Oxley Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

As a result of disclosure of information in this report and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by stockholders and competitors. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

In addition, as a result of our disclosure obligations as a public company, we have reduced flexibility and are under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.

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

3.1	Third Amended and Restated Certificate of Incorporation of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
3.2	Amended and Restated Bylaws of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
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
4.3

Form of Senior Secured Convertible Note, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.1+

Amended and Restated Employment Agreement, by and between AEON Biopharma, Inc. and Marc Forth (incorporated by reference to Exhibit 10.11 to the Form 8-K filed by the Company with the SEC on July 27, 2023)

10.2+	Employment Agreement, by and between AEON Biopharma, Inc. and Chad Oh (incorporated by reference to Exhibit 10.12 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.3+	Employment Agreement, by and between AEON Biopharma, Inc. and Alex Wilson (incorporated by reference to Exhibit 10.13 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.4+

Amended and Restated Registration Rights Agreement, dated as of July 21, 2023, by and between AEON Biopharma, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.20 to the Form 8-K filed by the Company with the SEC on July 27, 2023)

10.5

Termination Agreement, dated March 18, 2024, by and between AEON Biopharma, Inc. and ACM ARRT J LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.6

Termination Agreement, dated March 18, 2024, by and between AEON Biopharma, Inc. and Polar Multi-Strategy Fund (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.7

Subscription Agreement, dated March 19, 2024, by and between AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.8

Security Agreement, dated March 19, 2024, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.9

Guaranty, dated March 19, 2024, by and between Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.10

Fourth Amendment to License and Supply Agreement, dated March 19, 2024, by and between AEON Biopharma, Inc. and Daewoong Pharmaceutical Co., LTD. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

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

Date: March 29, 2024

AEON BIOPHARMA, INC.

By:	/s/ Marc Forth
Name:	Marc Forth
Title:	President, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter Reynolds
Name:	Peter Reynolds
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)