Form 10-K
period 2023-12-31
AEON Biopharma, Inc.
filed 2024-03-29
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Class A common stock on The Nasdaq Stock Market LLC on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14.2 million.

As of March 26 2024, there were 37,788,858 of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. Some of the principal risks and uncertainties include the following:

●	Our management has concluded that uncertainties around our ability to raise additional capital raise substantial doubt about our ability to continue as a going concern. We will require additional financing to fund our future operations. Any failure to obtain additional capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
●	Our future success currently depends entirely on the successful and timely regulatory approval and commercialization of our only product candidate, ABP-450. The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for ABP-450 in any of the indications for which we plan to develop it on a timely basis or at all.
●	Clinical product development involves a lengthy, expensive and uncertain process. We may incur greater costs than we anticipate or encounter substantial delays or difficulties in our clinical studies.
●	Even if ABP-450 receives regulatory approval for any of our proposed indications, it may fail to achieve the broad degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
●	ABP-450, if approved in any currently proposed or future therapeutic indications, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
●	If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop ABP-450 in any of our proposed therapeutic indications, conduct our clinical studies and commercialize ABP-450.
●	We rely on the Daewoong Agreement to provide us exclusive rights to commercialize and distribute ABP-450 in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of ABP-450.
●	We currently rely solely on Daewoong to manufacture ABP-450, and as such, any production or other problems with Daewoong could adversely affect us. The manufacture of biologics is complex and Daewoong may encounter difficulties in production that may impact our ability to provide supply of ABP-450 for clinical studies, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, which, if approved, could be delayed or stopped.
●	Third-party claims of intellectual property infringement, misappropriation or violation, or challenges related to the invalidity or unenforceability of any issued patents we may obtain or in-license may prevent or delay our development and commercialization efforts or otherwise adversely affect our results of operations.
●	Our business and products are subject to extensive government regulation.
●	Legislative or regulatory healthcare reforms in the United States and other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of ABP-450 and to produce, market, and distribute our products after clearance or approval is obtained.
●	The price of our common stock may be volatile.
●	Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our common stock and warrants to fall.
●	We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

PART I

Item 1. Business

AEON Biopharma, Inc. (“AEON”) is a biopharmaceutical company focused on developing its proprietary botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”), for debilitating medical conditions.

On December 12, 2022, AEON Biopharma Sub, Inc. (formerly known as AEON Biopharma, Inc.) (“Old AEON”) and Priveterra Merger Sub, Inc., a wholly owned subsidiary of Priveterra Acquisition Corp. (“Priveterra”), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses, entered into a Business Combination and Merger Agreement (the “Business Combination Agreement” or “BCA”) dated December 12, 2022 and amended April 27, 2023. Old AEON was incorporated in Delaware in February 2012 under the name Alphaeon Corporation, and changed its name to “AEON Biopharma, Inc.” in December 2019.

On July 21, 2023 (the “Closing Date”), the parties consummated the transactions contemplated by the BCA (collectively referred to as the “Merger” or “Business Combination”) in connection with the closing of the Merger (the “Closing”). On the Closing Date, Old AEON merged with Priveterra Merger Sub, Inc., with Old AEON surviving the merger as a wholly-owned subsidiary of the Company; and the Company changed its name from “Priveterra Acquisition Corp.” to “AEON Biopharma, Inc.”; and Old AEON changed its name to AEON Biopharma Sub, Inc. The post-Merger Company is referred to herein as “AEON,” or the “Company.”

Following the Closing, the Company’s common stock and warrants are listed on the NYSE American under the symbols “AEON” and “AEON WS,” respectively, and commenced trading on July 24, 2023.

Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to the business and operations of AEON Biopharma, Inc. and its consolidated subsidiaries prior to the Merger (“Old AEON” or the “Predecessor”) and to AEON Biopharma, Inc. (“AEON”) following the consummation of the Merger.

Overview

We are a clinical stage biopharmaceutical company focused on developing our proprietary botulinum toxin complex, ABP-450, for debilitating medical conditions, with an initial focus on the neurosciences market. We have completed a Phase 2 study of ABP-450 for the treatment of cervical dystonia and are conducting a Phase 2 study of ABP-450 for the treatment of both chronic and episodic migraine. The topline data from the episodic migraine cohort of the Phase 2 study was reported in October 2023 and the chronic migraine cohort remains ongoing. ABP-450 is the same botulinum toxin complex that is currently approved and marketed for cosmetic indications by Evolus under the name Jeuveau. ABP-450 is manufactured by Daewoong in compliance with cGMP in a facility that has been approved by the FDA, Health Canada and EMA. We have exclusive development and distribution rights for therapeutic indications of ABP-450 in the United States, Canada, the European Union, the United Kingdom, and certain other international territories. We have built a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

Botulinum toxins have proven to be a highly versatile therapeutic biologic, with over 230 therapeutic uses documented in published scientific literature and nine approved therapeutic indications in the United States. Our initial development programs for ABP-450 are directed at migraine, cervical dystonia, gastroparesis and post-traumatic stress disorder (“PTSD”). We selected these initial indications based on a comprehensive product assessment screen designed to identify indications where we believe ABP-450 can deliver significant value to patients, physicians and payors and where its clinical, regulatory and commercial characteristics suggest viability. We believe that ABP-450 has application in a broad range of indications and we plan to continue to explore additional indications that satisfy our product assessment screens. The following table depicts the development status of ABP-450 across our current indications:

The FDA accepted our IND application for ABP-450 as a preventative treatment for migraine in October 2020, and we began treating patients in our Phase 2 clinical study beginning in March 2021. Prior to commencing this Phase 2 study, no Phase 1 clinical studies of ABP-450 had been performed in regard to migraine by us or any other party. Nevertheless, given the extensive preclinical toxicology and other data developed by our licensing partner, Daewoong, and the aesthetic licensor of ABP-450, Evolus, the FDA permitted us to proceed directly to this Phase 2 clinical trial. We plan to enroll approximately 765 episodic and chronic migraine patients in this randomized, double-blind, placebo-controlled study across approximately 60 study sites in the United States, Canada and Australia and are continuing enrollment with respect to chronic migraine patients. This study includes migraine patients that experience six or more migraines per month, which is inclusive of both chronic migraine patients that experience 15 or more headache days and eight or more migraines per month, as well as certain episodic migraine patients that experience less than 15 headache days and six to 14 migraines per month. Patients enrolled in the study receive two injection cycles using our patented injection protocol at a low dose of 150 units, high dose of 195 units or placebo, with patients evenly split among the three arms.

In October 2023, we announced topline results from our Phase 2 clinical trial of ABP-450 for the preventive treatment of episodic migraine. The Phase 2 clinical trial for episodic migraine did not meet its primary endpoint, though it did show statistical significance on multiple secondary and exploratory endpoints, including the percentage of patients achieving a reduction from baseline of at least 50% in monthly migraine days and 75% in monthly migraine days during the weeks 21 to 24 of the treatment period and improvements on certain patient and rating scales. ABP-450 demonstrated a favorable safety profile for patients with episodic migraine. We believe the totality of the data provides evidence of a dose response favoring the higher 195U dose and lends support to our decision to progress ABP-450 into Phase 3 with respect to migraine.

We expect to announce an interim readout of topline data related to the chronic cohort of our Phase 2 migraine study in the second quarter of 2024, with the full topline data expected to be released in the third quarter of 2024. We held an end-of-phase 2 meeting with the FDA with respect to the episodic cohort to discuss the protocol and study design for Phase 3 in the first quarter of 2024.

The FDA accepted our IND application for ABP-450 as a treatment for cervical dystonia in October 2020, and we began treating patients in our Phase 2 clinical study beginning in April 2021. We enrolled 59 patients in this randomized, double-blind, placebo-controlled study across approximately 20 study sites in the United States. Patients enrolled into the study received one of four different injection cycles, low dose of 150 units, mid-dose of 250 units, high dose of 350 units or placebo, with patients evenly split among the four arms.

Topline data from the Phase 2 cervical dystonia study, released in September 2022, confirmed that ABP-450 met all primary endpoints and a number of other key secondary endpoints, supporting the safety and efficacy of ABP-450 in reducing signs and symptoms associated with cervical dystonia. ABP-450 demonstrated adverse event rates similar to, or lower than, other botulinum toxin products for the treatment of cervical dystonia. ABP-450 also demonstrated potential for efficacy similar to, or better than, other botulinum toxin products for the treatment of cervical dystonia. We are in discussions with the FDA regarding the design of our Phase 3 study in cervical dystonia, which we expect to commence based on the availability of capital resources.

In December 2020, we initiated a preclinical gastroparesis study with 42 primates receiving multiple injections of ABP-450 across four dose ranges. The objective of this preclinical study was to characterize the safety and toxicology prior to entering human studies. We completed this preclinical study in January 2022. Following the preclinical study, we submitted an IND to the FDA and received a letter in May 2022 confirming that the IND-opening Phase 2a clinical study may proceed. We continue to evaluate various pathways to most efficiently advance this clinical development program.

Additionally, we have an ongoing preclinical study in rats designed to provide IND supporting safety and efficacy data. ABP-450 is injected into the stellate ganglion using ultrasound guidance to assess the effect on the sympathetic nervous pathway, which may inform us whether ABP-450 has the potential for utility across a broad portfolio of neuropsychiatric disorders, including post-traumatic stress disorder (PTSD). We may initiate other preclinical studies from time to time to evaluate the potential safety and efficacy of ABP-450 in other disorders.

We license ABP-450 from Daewoong, a South Korean pharmaceutical manufacturer, and have exclusive development and distribution rights for therapeutic indications in the United States, Canada, the European Union, the United Kingdom, and certain other international territories. Daewoong licenses the same 900 kDa botulinum toxin to Evolus for cosmetic indications, which Evolus markets and sells under the name Jeuveau in the United States and Nuceiva in Canada and the European Union. Prior to licensing the botulinum toxin complex to Evolus, Daewoong conducted a broad preclinical development program for ABP-450 that was primarily focused on safety to support any clinical indication. Subsequently, Evolus completed a comprehensive clinical development program of the same botulinum toxin complex and has received approval from regulatory authorities in the United States, the European Union and Canada to market and sell Jeuveau in the United States and Nuceiva in Canada and the European Union for the temporary improvement in the appearance of moderate to severe glabellar, or frown, lines in adults. Over 2,100 adult subjects with moderate to severe glabellar lines at maximum frown participated in Evolus’ clinical development program, and each of Evolus’ Phase 3 clinical studies successfully met their respective primary safety and efficacy endpoints. While none of these preclinical or clinical programs specifically contemplated any therapeutic use of ABP-450, given that the FDA’s regulatory requirements are generally the same for the cosmetic or therapeutic use of a toxin, we believe that the positive data derived from these preclinical and clinical studies will support the clinical development and anticipated future safety labeling of ABP-450 for migraine and cervical dystonia, in addition to other indications, at all contemplated dose ranges.

We plan to pursue approval of an original Biologics License Application, or BLA, that exclusively contemplates therapeutic indications for ABP-450, which we believe could improve reimbursement amounts for ABP-450, if approved. Existing botulinum toxins, including Botox, are approved under a single BLA for both therapeutic and cosmetic indications. As a result, other botulinum toxins are required to include the sales prices of both therapeutic and cosmetic botulinum toxin sales when calculating the average selling price, or ASP, that is used to determine the reimbursement amount physicians receive for therapeutic usage. The inclusion of a lower cosmetic sales price in the calculation of ASP can cause physicians to lose money when treating patients with existing botulinum toxins and also creates a deterrent to providing payors and/or providers with rebates or other financial incentives. If we are successful in obtaining an original BLA for therapeutic indications of ABP-450, the ASP for ABP-450 would be calculated using only therapeutic sales, which we believe would facilitate consistent and favorable reimbursement to physicians when they choose to use ABP-450 for therapeutic treatments, as well as the ability to provide payors and/or providers with rebates and other financial incentives. This pricing model would be unique to us within the current therapeutic neurotoxin market, and we believe it would allow physicians to provide treatment with ABP-450 at a more competitive or the same net price as the market leader after rebates and discounts.

We believe ABP-450 could have therapeutic applications in a broad range of debilitating medical conditions, and we intend to continue to leverage our product assessment screening process to identify additional indications for future development. Our management team possesses significant and relevant experience in the botulinum toxin industry in both drug development and commercialization, and we believe they are highly qualified to successfully develop and commercialize ABP-450 to enhance the lives of patients that suffer from debilitating medical conditions.

Overview of the Therapeutic Botulinum Toxin Market

Botulinum toxins are a standard treatment for a number of indications, including debilitating movement disorders, chronic migraine, overactive bladder, excessive salivating and excessive sweating, and are the first-line standard of care for the treatment of certain conditions, including cervical dystonia. The use of botulinum toxins to treat debilitating medical conditions began with the FDA approving Botox for the treatment of strabismus and blepharospasm, two eye muscle disorders, in adults, in 1989. Botox was the only FDA-approved type-A botulinum toxin until 2009 when the FDA initially approved Dysport for the treatment of cervical dystonia and glabellar lines in adults. In 2010, the FDA approved Xeomin for the treatment of cervical dystonia and blepharospasm in adults. There are currently nine unique therapeutic indications for botulinum toxins that have been approved by the FDA.

The global therapeutic botulinum toxin market is forecast to grow from $3.0 billion in 2020 to an estimated $4.4 billion in 2027, according to the Decision Resources Group Therapeutic Botulinum Toxin Market Analysis Global as of 2021. This market growth is expected to be driven primarily by growth in the number of procedures, which is expected to grow from 2.7 million in 2020 to an estimated 5.0 million in 2027, as well as multiple other factors. The global therapeutic toxin market is concentrated in the United States, which has an estimated 84% market share, while the European Union has an estimated 9% market share and Asia Pacific has an estimated 7% market share. The United States is projected to continue to be the largest market for therapeutic botulinum toxin treatment, primarily due to the greater number of approved indications, higher ASP, and greater patient and physician awareness of botulinum toxin usage. The global therapeutic toxin market also further breaks down by indication, with migraine comprising approximately 36% of the market share, spasticity comprising approximately 28% of the market share, cervical dystonia comprising approximately 17% of the market share, overactive bladder comprising approximately 6% of the market share and other indications comprising approximately 13% of the market share.

According to Decision Resources Group, Botox, Dysport and Xeomin collectively made up over 98% of the United States therapeutic market for botulinum toxins in 2021. The market leader for therapeutic botulinum toxins is Botox, which is marketed by AbbVie Inc., or AbbVie, and had approximately 85% of the global therapeutic market share for botulinum toxins and 95% of the United States therapeutic market share for botulinum toxins in 2019. The migraine indication is AbbVie’s single largest toxin therapeutic indication, and contributes to 45% of AbbVie’s therapeutic toxin sales. The main approved competitors to Botox are Dysport, marketed by Ipsen Ltd., and Xeomin, marketed by Merz Pharmaceuticals, LLC, each of which have approximately 2% of the global market share for therapeutic botulinum toxin treatments.

Our Market Opportunity

We believe that the markets for our initial target indications of migraine, cervical dystonia and gastroparesis represent a significant opportunity above the current market estimates for therapeutic botulinum toxin. Taken together, we estimate that our target indications represent a total addressable market opportunity of approximately $31 billion due in large part to the significant patient population that would become accessible if ABP-450 is approved for the treatment of episodic migraine.

The largest component of our total addressable market opportunity is the preventative migraine market, which includes the treatment of chronic migraine and episodic migraine. Approximately 14.0 million patients suffer from either chronic or episodic migraine, of which approximately 4.1 million and 9.9 million patients suffering from chronic migraine and episodic migraine, respectively. According to the American Migraine and Prevalence and Prevention Study conducted from 2004 to 2009, approximately 56% of patients with migraine had ever received a medical diagnosis, which represents approximately 2.4 million patients of the approximately 4.1 million patients with chronic migraine. Based on these 2.4 million patients and a treatment protocol of four treatment cycles per year, with two vials per treatment at our anticipated list pricing of $634 per vial, we estimate that the annual market opportunity for the treatment of chronic migraine is approximately $11.2 billion. As the episodic migraine market is less developed than chronic migraine, and because episodic migraine is less debilitating in terms of headache and migraine days per month, we believe a lower percentage of patients with episodic migraine will be diagnosed or treated as compared to chronic migraine. Assuming 40% of patients, or 4.0 million patients, are diagnosed with episodic migraine and are treated using the treatment protocol above, we estimate that the annual market opportunity for the treatment of episodic migraine is approximately $18.5 billion. As of 2016, we estimate that approximately 820,000 patients, or 37% of diagnosed chronic migraine patients, and approximately 740,000 patients, or 20% of diagnosed episodic migraine patients, are using prescription medication as a preventative treatment measure. Similarly, of the 3.7 million diagnosed high-frequency and chronic migraine patients, only 1.1 million currently use prescription medication as a preventative treatment. We believe that the preventative migraine market will expand as patient and physician awareness and migraine diagnosis rates increase due in part to the market growth of injectable monoclonal antibody therapies that target calcitonin gene-related peptide inhibitors, or CGRPs, and the introduction of oral CGRPs.

We believe that the treatment of cervical dystonia represents an attractive market opportunity and presents a regulatory pathway to facilitate other treatments in the broader muscle movement disorder market, which accounts for a significant percentage of the therapeutic botulinum toxin market. Based on United States census data and published clinical studies as of 2021, we estimate that there are approximately 54,000 cervical dystonia patients in the United States, of which 35,000 are currently treated. We expect the number of patients with cervical dystonia will continue to increase in the coming years. Based on a treatment protocol of three treatment cycles per year, with three vials per treatment at our anticipated list pricing of $634 per vial, we estimate that the annual market opportunity for the treatment of cervical dystonia will be approximately $360 million in our anticipated year of commercialization, if approved.

We also believe that the treatment of gastroparesis represents a significant market opportunity. Based on United States census data and published clinical studies, we estimate that there are approximately 400,000 addressable gastroparesis patients in the United States, of which over 200,000 have moderate to severe symptoms and would be eligible for treatment with a botulinum toxin. Based on our proposed treatment protocol and anticipated pricing, we estimate that the annual market opportunity for the treatment of gastroparesis is approximately $900 million. We believe the current market for treatment of gastroparesis is underestimated due to the lack of meaningful treatment options available to patients and physicians, and that diagnosis rates could increase if ABP-450 can demonstrate efficacy and safety in treating the disease.

Overview of ABP-450

ABP-450 is a 2-chain polypeptide, a heavy chain joined by a bond to a light chain. The light chain is a protease enzyme that attacks fusion proteins at the neuromuscular junction, preventing the vesicles containing acetylcholine from anchoring to the membrane and inhibiting their release. ABP-450 interferes with nerve impulses by inhibiting the release of acetylcholine into the neuromuscular junction, causing a flaccid paralysis of muscles.

The active biologic ingredient in ABP-450 is Clostridium botulinum toxin, type A with a complete molecular complex weight of 900 kDa. Botulinum toxin type A is an active toxin composed of a covalently bonded dimer of two complexes consisting of neurotoxin, non-toxic non-haemagglutinin protein, and haemagglutinin proteins. The active part of the botulinum toxin is the 150 kDa component, and the remaining 750 kDa of the complex is made up of accessory proteins that we believe help with the function of the active portion of the botulinum toxin. When injected at therapeutic levels, ABP-450 blocks peripheral acetylcholine release at presynaptic cholinergic nerve terminals by cleaving SNAP-25, a protein integral to the successful docking and release of acetylcholine from vesicles situated within the nerve endings leading to denervation and relaxation of the muscle. ABP-450, if approved, will be the only therapeutic botulinum toxin with significantly similar physiochemical properties as Botox. In addition, ABP-450 will be the only therapeutic botulinum toxin that shares the same procedure and dilution ratios for the reconstitution of the botulinum toxin to an injectable liquid. These reconstitution procedures are not subject to intellectual property protection. We believe the similarity of the two products will facilitate physician adoption of ABP-450 more rapidly and sustainably than other botulinum toxins that compete with Botox.

Daewoong has recently constructed a facility in South Korea where it produces ABP-450 and Jeuveau, which is the same botulinum toxin complex as ABP-450. The manufacture of ABP-450 drug substance is based on the fermentation of Daewoong’s C.botulinum cell line, followed by isolation and purification of the drug substance. Daewoong has received a United States patent for the production process. The drug substance production facility was purpose built and is in compliance with FDA and EMA cGMP requirements. We believe this facility will be sufficient to meet demand for ABP-450 for the foreseeable future.

Our Pipeline

We have three existing product candidates in our pipeline: migraine, cervical dystonia, and gastroparesis, each as discussed below. The anticipated level of financing needed for our existing pipeline candidates is highly variable and difficult to project as the design of our Phase 3 migraine studies, which is our primary cost driver, will be largely based on the data generated by our Phase 2 migraine studies. As of the date of this Report, we expect to have sufficient cash to fund our operating plan through June 2024, including $15 million of committed financing related to the issuance of certain Convertible Notes with Daewoong. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We are actively attempting to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

Migraine

Migraine is a complex neurological condition characterized by recurrent episodes of headaches. Patients that suffer from migraine headaches experience symptoms including throbbing recurring pain, nausea, vomiting, dizziness and sensitivity to light, sound, touch and smell. Migraine attacks usually last between four and 72 hours. According to the Global Burden of Disease Study conducted in 2019, migraine is the second leading disability in the world. The development and course of migraine differs from patient to patient, where a subset of patients experience an increase in frequency over a period of months or years and may gradually evolve from low-frequency episodic migraine to high-frequency episodic migraine and then to chronic migraine.

Industry sources and published research estimate that approximately 15% of adults in the United States experience migraine or severe headache, which represents approximately 40 million people. An estimated 1 billion people worldwide suffer from migraines, making migraine the third most prevalent illness in the world. Using prevalence rates from various published sources, we estimate that approximately 4.0 million people in the United States suffer from chronic migraines, defined as headache occurring on 15 or more days per month and eight or more migraines per month, with migraine defined as headache lasting for four or more hours per day, and that 9.4 million people in the United States live with episodic migraine, defined as headache occurring on 15 or fewer days per month and migraine occurring from six to 14 times per month.

Migraine treatment is broadly divided into two strategies: acute and prophylactic treatment. The primary goal of acute treatment is to provide relief from the pain and associated symptoms after a migraine attack has started. The primary goal of prophylactic, or preventative, treatment is to preemptively decrease the frequency, severity and duration of future migraine attacks. A key pathway for migraine and headache pain is the trigeminovascular input from the meningeal vessels. These nerves pass through the trigeminal ganglion and synapses on second-order neurons in the trigeminocervical complex, which then project through the quintothalamic tract and, after decussating in the brain stem, form synapses with neurons in the thalamus. Disrupting pain stimulus to the trigeminocervical complex is one means of mitigating migraine headaches and botulinum toxin has pharmacological activity that can disrupt peripherical neuronal pain stimulus to the complex. Botulinum toxins are generally a third-line therapy in the prophylactic treatment of migraine patients. First- and second-line treatments to prevent migraine generally include the use of orally administered anti-epileptic, beta-blocker and tricyclic antidepressant pharmaceuticals, or the use of neuromodulation devices to stimulate the vagus nerve. Currently, the discontinuation rate for patients on existing oral preventive migraine medications is high due to poor tolerability and lack of efficacy. Migraine patients will typically progress to the third-line botulinum toxin therapy when first- and second-line therapies are not effective or not well-tolerated.

Botox is the only botulinum toxin approved by the FDA for prophylaxis of headaches in adult patients with chronic migraine and with a patented treatment protocol that designates a total dose of 155 units into 31 injection sites across seven areas of the head and neck. Botox is only approved for chronic migraine and there is no botulinum toxin approved for prevention of episodic migraine. Frequently reported adverse reactions following treatment with Botox for migraine include eyelid ptosis, commonly known as “drooping eyelid,” neck pain and muscle weakness. Sales of Botox for chronic migraine were estimated to be $691 million in 2019, and the use of Botox for chronic migraine increased from 2018 through the first quarter of 2021, with quarterly claims ranging from between 118,000 and 147,000 during this period. Such claims increased despite the introduction and presence of multiple CGRP (calcitonin gene-related peptide)- targeting medications during this period. We believe that as of March 2022, the majority of patients with chronic migraine who elected to switch treatment options chose Botox, with an estimated 65% of patients choosing Botox versus 35% choosing a CGRP. Another third-line treatment for migraine, referred to as CGRP-targeting medications, has recently been approved. CGRP is present in many organs in the body and when released around the nerves of the head, CGRP can cause inflammation and result in migraines.

CGRP-targeting medications seek to block the peptide itself in an effort to prevent the migraine. CGRPs can target treatment of both chronic and episodic migraines, unlike Botox, which is used exclusively for treatment of chronic migraine. FDA-approved CGRPs include self-injectable monoclonal antibody formulations (Aimovig, Emgality, and Ajovy), an intravenous monoclonal antibody formulation (Vyepti) as well as oral formulations (Nurtec ODT and Qulipta). The use of CGRPs increased from 2018 through the second quarter of 2022, with quarterly claims ranging from between 875 and 547,000 during this period. Such claims stabilized in 2020, and Botox has returned to growth after a brief flat period we attribute to CGRP launches and COVID-19 challenges.

We are seeking to develop ABP-450 for the prevention of migraine and are conducting a Phase 2 clinical study, which is ongoing with respect to chronic migraine, in this indication. Prior to commencing this Phase 2 study, no Phase 1 clinical studies of ABP-450 had been performed in regard to migraine by us or any other party. We have not conducted independent preclinical work for ABP-450 as a preventative treatment for migraine. ABP-450 is a similar structure to OnabotulniumtoxinA (Botox) which was FDA- approved for the prevention of chronic migraine in 2010. The clinical trials for Botox involved close to 1,400 patients in two trials termed the PREEMPT trials. According to Botox, over five million Botox treatments have been used in over 850 thousand chronic migraine patients and is the top branded treatment for chronic migraine. ABP-450 has demonstrated similar results to OnabotuliniumtoxinA in other neurological conditions such as cervical dystonia and in glabellar lines (aesthetic use). Therefore, we believe ABP-450 has the potential to demonstrate a similar efficacy and safety profile as those seen with OnabotuliniumtoxinA with regards to prophylactic treatment for migraine. Further, there is no known physiological difference between episodic and chronic migraines, and we therefore believe a treatment that effectively addresses chronic migraine should similarly treat episodic migraine. This has been concluded in the studies of other migraine treatments, such as the injectable versions of the CGRP class of drugs, all of which have received both episodic and chronic migraine approvals. In light of this, and the extensive preclinical toxicology and other data developed by our licensing partner, Daewoong, and the aesthetic licensor of ABP-450, Evolus, the FDA permitted us to proceed directly to this Phase 2 clinical trial.

Our Phase 2 clinical study, which remains ongoing with respect to chronic migraine, utilizes our patented injection protocol that contemplates 26 injections in the head and neck, which would represent a decrease in the number of injections comparative to the current Botox label by approximately 30% and which would further represent differentiated injection locations for ABP-450 as compared to the current Botox label. Similar to the Botox chronic migraine indication, which contemplates titration up to 195 units with up to 39 injections, we are evaluating the effect of administering up to 195 units with up to 26 injections. We believe that our injection protocol will show equivalent efficacy and durability to the currently approved paradigm by utilizing novel injection sites and techniques to effectively target sensory nerve pathways implicated in migraine to reduce stimuli to the trigeminal complex. Furthermore, by eliminating or changing some injection sites, it may decrease the risk of patients experiencing the most common side effects of muscle weakness in the neck and eyelid ptosis. As of February 10, 2023, the double-blind safety data for ABP-450 in the preventive treatment of patients with chronic migraine included 4 patients (out of 190 episodic migraine patients) and 2 patients (out of 128 chronic migraine patients) who experienced neck pain, and no observed instances of muscular weakness or eyelid ptosis.

We believe that our patented injection protocol (U.S. Patent No. 11,826,405) differentiate ABP-450 from Botox as a third-line therapy for the prevention of chronic migraine and would establish a new treatment option for the prevention of episodic migraine, thereby addressing a broader patient population. We also believe treatment with ABP-450 provides an opportunity for improved safety and tolerability of treatment as compared to our competitors. Beyond potential mitigation of some of the risk of common adverse events associated with Botox’s approved injection regimen, which include eyelid ptosis, neck pain and muscle weakness, our novel injection protocol is also designed to simplify the administration of ABP-450. We believe our proposed treatment protocol, combined with our exclusive focus on therapeutic indications and the same 900 kDa property as Botox, could create a compelling pharmacoeconomic opportunity to payors, while enhancing the physician and patient treatment experience.

The FDA accepted an IND for our Phase 2 clinical study of ABP-450 for the prevention of migraine in October 2020, and we began patient dosing in March 2021. We plan to enroll 765 patients into this randomized, double-blind, placebo-controlled study across approximately 60 study sites in the United States, Canada and Australia, and are continuing enrollment with respect to chronic migraine. This study includes migraine patients that experience six or more migraines per month, which is inclusive of both chronic migraine patients that experience 15 or more headache days and eight or more migraines per month, as well as certain episodic migraine patients that experience fewer than 15 headache days and between six to 14 migraines per month. Patients enrolled in the study receive two injection cycles utilizing our patented injection protocol of 22 active injection sites at a low dose of 150 units and four placebo injection sites, or 26 active injection sites at a high dose of 195 units, or placebo, with patients evenly split among the three arms.

Upon enrollment into the clinical study, patients enter into an initial screening and baseline period of approximately four weeks prior to receiving an initial injection cycle. A second injection cycle is administered 12 weeks after the initial treatment, and the patient is evaluated for 16 weeks after the second treatment. All patients who remain in the clinical study may be eligible to enroll in the optional dose-blinded long-term safety study whereby patients are again randomized in a 1:1 ratio to receive either the low dose or high dose protocol for an additional 52 week period.

The primary endpoints for the clinical study are the change in mean monthly migraine days, or MMD, from the four week baseline period to weeks 21 to 24 of the treatment period and the incidence of Treatment-Emergent Adverse Events, or TEAEs, compared to placebo. The key secondary and exploratory endpoints include the percentage of patients achieving a reduction from baseline of at least 50% in MMD during the weeks 21 to 24 of the treatment period, changes in use of escape medications from baseline, certain safety endpoints and other patient and rating scales. We are also assessing the overall mean change from baseline in the number of MMD requiring migraine-specific acute treatments and the overall mean change from baseline in moderate to severe headache hours, among other secondary efficacy assessments. The study also evaluates health-related quality of life patient reported outcomes during the study period, including patient reported impression of severity, impression of change, disability assessment, and physical function impact.

In October 2023, we announced topline results from our Phase 2 clinical trial of ABP-450 for the preventive treatment of episodic migraine. The Phase 2 clinical trial for episodic migraine did not meet the primary endpoint, though it did show statistical significance on multiple secondary and exploratory endpoints, including the percentage of patients achieving a reduction from baseline of at least 50% in monthly migraine days and 75% in monthly migraine days during the weeks 21 to 24 of the treatment period and improvements on certain patient and rating scales. ABP-450 demonstrated a favorable safety profile for patients with episodic migraine. We believe the totality of the data provides evidence of a dose response favoring the higher 195U dose and lends support to our decision to progress ABP-450 into Phase 3 with respect to migraine. In the first quarter of 2024, we announced the successful outcome from an end-of-Phase 2 (EOP2) meeting with the FDA that supported advancing ABP-450 (prabotulinumtoxinA) injection into a pivotal Phase 3 study.

We expect to announce an interim readout of topline data related to the chronic cohort of our Phase 2 migraine study in the second quarter of 2024, with the full topline data expected to be released in the third quarter of 2024. We plan to request an end-of-phase 2 meeting with the FDA with respect to the episodic cohort to discuss the protocol and study design for Phase 3, and the meeting is expected to take place in the first half of 2024. The expected cost of the Phase 2 clinical study with respect to migraine is between $45.0 million and $55.0 million. The expected cost of the Phase 2 open-label extension study with respect to migraine is between $30.0 million and $40.0 million. As of the date of this Report, we expect to have sufficient cash to fund our operating plan through June 2024, including $15 million of committed financing related to the issuance of certain Convertible Notes with Daewoong. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We are actively attempting to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine and any Phase 3 trials for migraine, will require additional funding, which may not be available to us on reasonable terms, or at all.

Cervical Dystonia

Cervical dystonia, also known as spasmodic torticollis, is a neurological condition characterized by involuntary muscle contractions of the neck that may present as spasms, contractions or abnormal posture. It is a chronic condition with no cure, causing significant pain and challenges to mobility due to abnormal postures, and affecting quality of life and daily activities. Botulinum toxin is the standard of care for the treatment of cervical dystonia, helping to improve pain, posture, and disability.

We believe that ABP-450’s mechanism of action has the potential to provide an effective treatment for patients suffering from cervical dystonia and, with a focused clinical program, may have the potential to provide an effective treatment for certain movement disorders, and broader muscle spasticity indications and labels. Botox, Dysport and Xeomin are currently approved by the FDA, and Daxxify’s supplemental BLA was accepted by the FDA for the therapeutic treatment of cervical dystonia in adult patients to reduce the severity of abnormal head and neck pain. ABP-450 has a similar 900 kDa molecular weighting to Botox, which we believe will facilitate physician adoption of ABP-450 more rapidly and sustainably than other botulinum toxins that compete with therapeutic uses of Botox. We believe that this physician conversion will be enhanced by reimbursement advantages we intend to offer to payors and physicians that will differentiate the economics of using ABP-450 from Botox.

In August 2022, we completed our Phase 2 clinical study of ABP-450 for the treatment of cervical dystonia. This study enrolled 59 patients across approximately 20 sites in the United States. The study patients were randomized in a 1:1:1:1 ratio across four treatment arms: a low dose 150 units of ABP-450, a medium dose 250 units of ABP-450, a high dose 350 units of ABP-450, or placebo. A treatment cycle consisted of one treatment cycle. Due to the nature of the disease, dosing was tailored to the individual patient based on the patient’s head and neck position, localization of pain, muscle hypertrophy, patient response, and adverse event history. The safety and efficacy of each of the four arms was evaluated over a maximum of 20 weeks. At the completion of the Phase 2 clinical study, all patients, irrespective of treatment group, had the option to receive treatment with ABP-450 by rolling over into a 52 week open-label extension study, and 51 of the patients opted to do so.

The primary endpoint of the clinical study was to evaluate the safety and tolerability of the single treatment cycle of ABP-450. To do so, the study, among other things, assessed the proportion of patients who developed TEAEs during the first 20 weeks of a single treatment cycle at any of the administered doses of ABP-450. The secondary efficacy endpoints included evaluating (1) the mean difference of change from baseline to week four of each dosing cohort, as measured by the Total Toronto Western Spasmodic Torticollis Rating Scale, or TWSTRS, the standard scale for measuring the severity of cervical dystonia, (2) certain subscales of TWSTRS, (3) Patient Global Impression of Change, (4) Clinical Global Impression of Change, and (5) duration of effect as measured by the median time to loss of 80% peak treatment effect.

Topline data from the Phase 2 study, released in September 2022, confirmed that ABP-450 met the primary and a number of other key secondary endpoints, supporting the safety and efficacy of ABP-450 in reducing signs and symptoms associated with cervical dystonia. ABP-450 was generally safe and well-tolerated with (1) zero discontinuations due to TEAEs, (2) low rate of treatment-related TEAEs, (1) zero dysphagia cases in the 150 unit arm and low rate of dysphagia (11%) and muscle weakness (6.7%) overall, and (4) all treatment-related TEAEs were mild to moderate in severity and transient in nature.

We believe the ABP-450 efficacy results from our Phase 2 study of are similar to those achieved by another company in the Phase 3 clinical trial it relied upon to submit a supplemental BLA application for the treatment of cervical dystonia using its toxin. ABP-450’s efficacy results include: (1) TWSTRS at week four improved 14.01 points in the 150 unit arm, 11.28 points in the 250 unit arm, 9.92 points in the 350 unit arm, and 3.57 points in the placebo, showing a statistically significant change in the lower dose arms versus the placebo and clinically meaningful improvement (although not statistically significant) in all three arms; (2) Patient Global Impression of Change demonstrated statistically significant improvement in all three unit arms over the placebo; and (3) Clinical Global Impression of Change demonstrated statistically significant improvement in all three unit arms over the placebo. With respect to a few secondary endpoints, ABP-450 did not statistically separate from placebo, including in the TWSTRS pain subscale in any of the arms, the TWSTRS severity subscale in the mid- and high-dose arms or the TWSTRS disability subscale in the high-dose arm.

The median duration of treatment effect was at least 20 weeks for all three treatment arms. We are currently preparing for end of Phase 2 meetings with FDA and EMA. At this time we cannot predict the cost of completing the development of ABP-450 for cervical dystonia. Given our current capital resources, we do not expect to continue development of ABP-450 in cervical dystonia, including the commencement of any Phase 3 clinical trials, unless and until we are able to raise additional capital to support those activities.

We acknowledge that others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program or the approvability or commercialization of the particular product candidate or product. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or product.

Gastroparesis and other preclinical studies

Gastroparesis is a gastrointestinal disorder characterized by the slowing or stoppage of movement of food and liquid from the stomach to the small intestine. The disease largely occurs due to neuropathy, which causes stomach muscles to stop functioning normally. The neuropathy can have various causes, including diabetes, surgery, viral infections and autoimmune disorders, though many patients suffer from idiopathic gastroparesis for which there is no known cause. Symptoms of gastroparesis are chronic, with episodic exacerbations, and include vomiting, nausea, bloating, early fullness while eating meals, heartburn, and epigastric pain.

The first-line treatment for gastroparesis is the modification of a patient’s diet and, for diabetic gastroparesis patients, improved glycemic control. The currently available second-line therapies for gastroparesis are characterized by medications that provide short-term relief and limited efficacy and whose labeling including significant warnings. Metoclopramide is currently the only drug approved by the FDA for the treatment of gastroparesis with limited usage due to significant side effects, including extrapyramidal effects. Metoclopramide is a prokinetic agent, which can be administered orally or by nasal spray. Approved metoclopramide medications include a black box warning that the use of the medication can cause tardive dyskinesia, a serious movement disorder that is often irreversible. Other medications used for the treatment of gastroparesis can include macrolides, domperidone, erythromycin and anti-emetics. However, these medications are not approved in the United States for gastroparesis. In severe cases of gastroparesis, where patient symptoms are refractory to medical therapy and diet modification, there are more invasive options such as gastric peroral endoscopic myotomy, surgical implantation of a gastric electrical stimulation device on the stomach, pyloric sphincterotomy, complete or partial gastrectomy, pyloric sphincterotomy or jejunostomy. In some cases, Botox has been used on an off-label basis prior to surgery in patients that have failed diet and medications.

We believe that an unmet need for the treatment of gastroparesis exists and, if approved, ABP-450 could serve as an effective third-line treatment for patients that do not achieve effective results with first-line diet therapy and second-line medication or discontinue use of medication due to poor tolerability. In a research study report published in February 2017 by the International Foundation of Functional Gastrointestinal Disorders, 60% of gastroparesis patients are not satisfied with available treatments. There are no approved botulinum toxin therapies for the treatment of gastroparesis; however, data from several retrospective or open-label studies conducted in the United States and Europe evaluating the efficacy and safety of Botox for the treatment of gastroparesis have been published and reflect potentially promising results. Other studies have also shown promising results, particularly with respect to neurotoxins delivered via endoscopic intrasphincter injection of the pylorus in patients with idiopathic and diabetic gastroparesis. Certain double-blind placebo-controlled clinical studies did not display statistically significant separation between the placebo and Botox groups. We believe that the design of these studies may have contributed to this result; notably, these studies included less than 35 patients, included both diabetic and idiopathic patients, followed patients for only four weeks post-treatment, and did not account for the potential therapeutic effect of injecting saline into the target site. Our future clinical studies will consider the design of these previous studies, which we believe will increase the likelihood that ABP-450 will show a statistically significant benefit when compared to placebo.

In December 2020, prior to filing our IND for the treatment of gastroparesis with ABP-450, we and our partner Charles River initiated a preclinical dosing study of ABP-450 related to the treatment of gastroparesis with 42 primates receiving multiple injections in and around the pyloric sphincter across four dose ranges. The dosing ranges included dosing arms of 10, 15, 20 and 25 units/kg. The study followed the subjects for a total of up to 6 months. At the conclusion of the study, we determined that the safe and effective dosing range was between 100 units and 300 units/60 kg person. The FDA has not found, and the FDA may not find, that such dosing range (or any dosing range) was or will be safe and effective. The total number of animals to be used in this study is considered to be the minimum required to properly characterize the effects of ABP-450 and has been designed such that it does not require an unnecessary number of animals to accomplish its objectives. The objective of this preclinical study was to characterize the safety and toxicology prior to entering human studies. We completed this preclinical study in January 2022 and used the data to support an IND submission. Our IND has been accepted, and, subject to the availability of capital resources, we expect to initiate a Phase 2a clinical study in 2024 to study the safety and efficacy of injecting a therapeutic dose of ABP-450 through a standard sclerotherapy needle into the pylorus and pyloric sphincter region. Our primary endpoints will measure change in core signs and symptoms from baseline over a 12-week treatment period, as recommended by the FDA given that a well-defined and reliable patient reported outcome is not yet available for gastroparesis. We plan to assess idiopathic and diabetic patients in separate gastroparesis trials.

At this time we cannot predict the cost of completing the development of ABP-450 for gastroparesis. Given our current capital resources, we do not expect to continue development of ABP-450 in gastroparesis unless and until we are able to raise additional capital to support those activities. Additionally, we have an ongoing preclinical study in rats designed to provide IND supporting safety and efficacy data. ABP-450 is injected into the stellate ganglion using ultrasound guidance to assess the effect on the sympathetic nervous pathway, which may inform us whether ABP-450 has the potential for utility across a broad portfolio of neuropsychiatric disorders, including post-traumatic stress disorder (PTSD). We may initiate other preclinical studies from time to time to evaluate the potential safety and efficacy of ABP-450 in other disorders.

Previous Development of our Botulinum Toxin

The same botulinum toxin as ABP-450 has been approved for the cosmetic treatment of moderate to severe glabellar lines in the United States, the European Union and Canada, and a form of the botulinum toxin has been approved for the treatment of post-stroke upper limb spasticity in South Korea. Evolus markets and sells the same botulinum toxin as ABP-450 for the cosmetic treatment of moderate to severe glabellar lines under the brand name Jeuveau in the United States and under the brand name Nuceiva in the European Union and Canada, and Daewoong markets and sells its similar botulinum toxin under the brand name Nabota in South Korea. We believe that the Daewoong and Evolus studies related to the treatment of glabellar lines are relevant to the development of ABP-450 for therapeutic indications for several reasons, including that over 2,100 adults have been injected with a botulinum toxin that is identical or nearly identical to ABP-450 in the context of a clinical study program, generating significant safety, efficacy and non-inferiority data in the cosmetic setting.

Daewoong Preclinical Toxicology Program

In accordance with international guidelines and in consultation with the FDA, Daewoong conducted a broad preclinical development program for ABP-450, including the study of dose concentrations contemplated for multiple therapeutic uses. The program included preclinical efficacy, safety, reproductive toxicity and single and repeat dose toxicity studies of ABP-450. While this program did not specifically contemplate the use of ABP-450 for migraine, cervical dystonia, or gastroparesis, we believe that the positive data derived from these preclinical studies will support the clinical development and anticipated future safety labeling of ABP-450 for migraine and cervical dystonia at all contemplated dose ranges. We will have to conduct additional toxicology studies to support the gastroparesis clinical program because it includes a new target organ.

Daewoong South Korean Clinical Development for Glabellar Lines

In South Korea, Daewoong conducted two clinical studies of Nabota, a form of the same botulinum toxin as ABP-450, to support its BLA for the cosmetic treatment of moderate to severe glabellar lines to the Korean Ministry of Food and Drug Safety, or MFDS, including one Phase 1 clinical study and one Phase 3 clinical study. Both studies were double-blind, randomized studies with an active control, Botox. Each study compared 20 units of Nabota with 20 units of Botox, injected into each of five target sites in the glabellar region of adult subjects with moderate to severe glabellar lines.

Nabota was approved by the MFDS for marketing on November 29, 2013 for the treatment of glabellar lines. The Nabota formulation, which was used in the early South Korean studies and which was commercialized by Daewoong, is slightly different than the formulation used in the studies sponsored by Evolus. The original Daewoong product was lyophilized and used a different human serum albumin that had not been approved by the FDA or EMA. With the approval of the Evolus vacuum dried product, Jeuveau, Daewoong has harmonized its product to be the same as the Evolus product and the same as the product that will be used in the clinical studies sponsored by us.

Evolus Clinical Development for Glabellar Lines

In 2014, Evolus initiated a comprehensive five-study clinical development program for Jeuveau, which consists of the same botulinum toxin complex as ABP-450, in the United States, the European Union and Canada to meet the regulatory requirements for a BLA in the United States, marketing authorization application, or MAA, in the European Union, and NDS, in Canada, for the cosmetic treatment of moderate to severe glabellar lines. The Evolus development program included three multicenter, randomized, double-blinded, controlled, single dose Phase 3 clinical studies and two open-label, multiple dose, long-term Phase 2 clinical studies. In each of the studies related to Jeuveau for the treatment of glabellar lines, the Jeuveau treatment group showed superiority over the placebo group and, where Botox was included as an active control, the Jeuveau treatment group was determined to be non-inferior to Botox. Between September 2014 and August 2016, over 2,100 adult male and female subjects with moderate to severe glabellar lines at maximum frown participated in this program. Jeuveau was approved for the cosmetic treatment of moderate to severe glabellar lines by the FDA in February 2019, and the same botulinum toxin was approved under the brand name Nuceiva by Health Canada in August 2018 and by the European Commission in September 2019.

Daewoong South Korean Clinical Development for Post-Stroke Upper Limb Spasticity

Daewoong has conducted a post-stroke upper-limb spasticity Phase 3 clinical study in South Korea. It was a randomized, double-blind, multi-center, active drug controlled, Phase 3 clinical study to compare the safety and efficacy of up to 360 units of Nabota to Botox. Nabota was found to be non-inferior to Botox in this study. The result of this study was the basis for registration and approval of Nabota with the MFDS for the post-stroke upper limb spasticity indication in South Korea.

Patients diagnosed with a stroke at least six weeks prior to the start date of the study and found to be eligible based on the screening test result were randomized to either Nabota or Botox. Treatment consisted of intramuscular injections of up to 360 units to the wrist flexor, elbow flexor, finger flexor or thumb-in-palm; the total dose depended on the existence and severity of spasticity. In order to assess efficacy and safety after the treatment, follow-up visits were performed at four, eight and 12 weeks.

The primary endpoint compared the evaluations of the changes in muscle tension values as measured by the Modified Ashworth Scale, or MAS, scores of wrist flexors at four weeks after the injection compared to the scores before treatment. The changes in the wrist flexor MAS assessed by the investigator at four weeks after treatment compared to the baseline in the per protocol analysis group for the primary efficacy assessment were -1.44±0.72 points and -1.46±0.77 points in the Nabota and Botox group, respectively. Both groups demonstrated statistically significant decreases (p<0.0001) in muscle tension as measured on the MAS. The difference between the Nabota and Botox groups was 0.0129, with a 95% confidence interval (-0.2062, 0.2319). Since the upper limit of the 97.5% one-sided confidence interval of the difference in changes was 0.2319, Nabota was found to be non-inferior to Botox. As a secondary endpoint, the average change in muscle tension as measured on the MAS of both groups as compared to baseline, when measured at week 8 and week 12, remained statistically significant at all points in time.

After administration of the treatment, adverse events occurred in 19.6% of the subjects in the Nabota group and 19.4% of the subjects in the Botox group. Adverse drug reactions occurred in 3.1% of the subjects in the Nabota group and in 4.1% of the subjects in the Botox group. There was one serious adverse event, a radius fracture that occurred in the Nabota group, which was assessed as not study drug-related. Botulinum neutralizing antibody testing was conducted using mouse bio-assay, and there were no “positive” subjects found in either group. Nabota is now approved for post-stroke upper limb spasticity in South Korea.

Daewoong South Korean Clinical Development for Blepharospasm

Daewoong has conducted a blepharospasm Phase 2/3 comparator study in South Korea. It was a randomized, double-blind, multi-center, active drug controlled, Phase 3 clinical study to compare the safety and efficacy of Nabota to Botox. This study was the basis for registration and approval of Nabota with the MFDS for the blepharospasm indication in South Korea. Patients diagnosed with facial spasms prior to the start date of the study and found to be eligible based on the screening test result were randomized to either Nabota or Botox. Treatment consisted of intramuscular injections into the medial and lateral pretarsal orbicularis oculi of the upper lid and lateral pretarsal orbicularis oculi of the lower lid of up to 46.88± 9.46 units of Nabota or 46.86± 9.46 units of Botox; the total dose depended on the severity of the spasms. In order to assess efficacy and safety after the treatment, follow-up visits were performed at four, eight and 12 weeks.

Our Strategy

Our goal is to change patients’ lives by enhancing the therapeutic botulinum toxin treatment paradigm for patients suffering from debilitating conditions. To achieve this goal, we plan to:

•Develop and Seek Regulatory Approval for ABP-450 in Our Initial Indications. Our primary focus is on the development of ABP-450 for the initial indications of migraine and cervical dystonia. We have initiated enrollment and dosing in our Phase 2 clinical study evaluating ABP-450 for the preventative treatment of migraine. In October 2023, we announced topline results from our Phase 2 clinical trial of ABP-450 for the preventive treatment of episodic migraine. We expect to announce an interim readout of topline data related to the chronic cohort of our Phase 2 migraine study in the second quarter of 2024, with full topline data to be released in the third quarter of 2024. We have completed our Phase 2 clinical study evaluating ABP-450 for the treatment of cervical dystonia and reported topline data for this clinical study in September 2022. We plan to focus our available resources on the further development of ABP-450 for migraine. As of the date of this Report, we expect to have sufficient cash to fund our operating plan through June 2024, including $15 million of committed financing related to the issuance of certain Convertible Notes with Daewoong. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We are actively attempting to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.
•Prioritize Completion of Our Phase 2 Clinical Study for Chronic Migraine. We plan to primarily focus our resources on the Phase 2 clinical study for chronic migraine as we believe migraine represents the largest market for therapeutic indication. We expect to announce an interim readout of topline data related to the chronic cohort of our Phase 2 migraine study in the second quarter of 2024, with full topline data to be released in the third quarter of 2024 and could serve as a catalyst for an additional capital raise.
•Expand the Field of Therapeutic Applications for Botulinum Toxins. We believe ABP-450 can be developed to address a broad range of debilitating diseases where existing treatment options do not exist, have proven to be inadequate or are poorly tolerated. To identify target indications for development, we employ a rigorous portfolio screening process that evaluates strategic fit, potential commercial opportunity and clinical and regulatory development risks. We initially identified over 230 potential therapeutic uses for botulinum toxins and plan to continue to evaluate therapeutic use for chronic diseases where there is no approved botulinum toxin therapy. For example, we are exploring the use of ABP-450 as a potential treatment for neuropsychiatric disorders and initiated a preclinical study of ABP-450 in animal models to characterize the safety and toxicology prior to entering human studies.
•Enhance the Economics of Botulinum Toxin Treatments to Drive Value for Payors and Physicians. We plan to pursue approval of an original BLA that exclusively contemplates therapeutic indications for ABP-450. If we obtain an original BLA for therapeutic indications of ABP-450, we would have the pricing flexibility to enhance rebates to payors and/or providers to improve reimbursement coverage for therapeutic indications, which we believe will provide better access to botulinum toxin therapy to a broader population of patients. We believe this would also enable physicians to receive consistent, favorable reimbursement when they choose to use ABP-450 for their therapeutic botulinum toxin treatments.
•Participate in the Growing Therapeutic Botulinum Toxin Market by Optimizing Value of ABP-450. The global therapeutic botulinum toxin market is expected to continue to grow and we believe that we can significantly expand the market through our target indications, proposed treatment protocols and anticipated pricing. The current market leader commanded approximately 95% of the United States therapeutic market share for botulinum toxins in 2019, driven primarily by its historical investment into development programs such as chronic migraine and overactive bladder. We have exclusive development and distribution rights for therapeutic indications of ABP-450 in the United States, Canada, the European Union, the United Kingdom and certain other international territories. We plan to develop and pursue approval of ABP-450 for a variety of indications in major markets, beginning with the United States, where we intend to build a focused, specialized commercial organization to launch the product. Where appropriate outside the United States, we may use strategic collaborations and partnerships to accelerate the development and maximize the commercial potential of our programs.

Our Competitive Strengths

We believe the successful pursuit of our strategy will be driven by the following competitive strengths:

•Well-Established 900 kDa Botulinum Toxin Complex. ABP-450 is the same botulinum toxin complex that has been approved by regulatory authorities in the United States, the European Union, and Canada for a cosmetic indication. To receive these global approvals, Daewoong and Evolus have completed rigorous clinical development programs using Botox as an active comparator and consistently showed that ABP-450 was non-inferior to Botox at doses ranging from 20 units to 360 units. While we have not yet demonstrated non-inferiority of ABP-450 to Botox with respect to therapeutic uses, we expect to design our studies, if successful, to demonstrate that one unit of ABP-450 will produce a substantially similar effect as one unit of Botox. ABP-450 has a similar 900 kDa molecular weighting to Botox, which we believe will facilitate physician adoption of ABP-450 more rapidly and sustainably than other botulinum toxins that compete with therapeutic uses of Botox. For example, Dysport and Xeomin have molecular weightings of 400 kDa and 150 kDa, respectively, and differences in molecular weightings can result in different clinical outcomes and require physicians to utilize different dilution ratios and injection techniques than they would use with Botox.
•ABP-450 Has Potential Application Across a Broad Range of Indications. ABP-450 is a single product candidate that we believe can produce a diverse product development platform spanning a broad spectrum of indications. We believe that our cervical dystonia program has an established regulatory pathway that, if successful, would allow us to participate in an established market. Our migraine program, if successful, represents an important expansion of treatments available in the estimated $18.5 billion episodic migraine market, combined with a streamlined injection protocol designed to enhance safety and tolerability for all indicated migraine patients. Our gastroparesis program, if successful, would be a novel indication for botulinum toxins in a market characterized by high unmet need and low competitive intensity. We have identified six additional, undisclosed therapeutic indications that we intend to pursue that offer similar market opportunities.
•Differentiated Business Model Designed to Deliver Enhanced Value to Payors and Physicians. We believe our exclusive focus on developing ABP-450 for therapeutic indications provides us with a competitive advantage against current and known prospective botulinum toxin competitors. We believe this focus will enable us to pursue an original BLA dedicated to therapeutic uses of ABP-450 that, if obtained, would allow physicians to receive consistent and favorable reimbursement from payors, while also providing us with the flexibility to provide economic incentives, including rebates, to payors and/or providers. Market competitors that receive marketing approval for their botulinum toxin products have traditionally obtained an original BLA for their initial indication, with follow-on supplemental BLAs as they expand their product labels to include cosmetic and therapeutic indications. As a consequence of that structure, the ASPs for therapeutic reimbursement are negatively affected by promotional activity associated with cosmetic pricing. If we receive an original BLA, we believe that we will not have a negative pricing influence from lower-priced cosmetic indications, which should allow us to uniquely manage our ASP in a manner that enhances value to payors and physicians.
•Management Team with Significant and Relevant Experience and Expertise in the Therapeutic Use of Botulinum Toxins. Our management team has extensive experience in the botulinum toxin market in multiple therapeutic areas, in the development, market launch and commercialization of major medical products, in the execution and integration of business development transactions, and a deep understanding of the regulatory environment of the healthcare markets. Our management team also has a proven history of raising financing in support of our botulinum toxin product candidates, including raising $177 million for investment in AEON since 2019, inclusive of the $15 million related to the issuance of certain Convertible Notes with Daewoong. For more information, see discussion of the Subscription Agreement under Liquidity and Capital Resources within the Management Discussion and Analysis section of this Report.

Manufacturing

Daewoong is our sole supplier of ABP-450. Daewoong has over 70 years of experience manufacturing pharmaceutical products and is one of the largest pharmaceutical drug companies in South Korea. Daewoong recently constructed a facility in South Korea for the purposes of producing ABP-450 drug product, which was purpose-built to comply with FDA and EMA regulations. We believe this facility will be sufficient to meet demand for ABP-450 for the foreseeable future. The FDA conducted a cGMP and pre-approval inspection of the facility from November 8 to November 17, 2017. The United Kingdom Medicines and Healthcare Products Regulatory Agency also completed an inspection of the manufacturing facility in February 2018 in connection with Evolus’ MAA for Jeuveau. Evolus’ FDA approval of Jeuveau in February 2019 included approval to manufacture Jeuveau at Daewoong’s facility. A separate pre-licensure inspection may be required for any BLA we submit for any of our product candidates and we believe that Daewoong’s manufacturing facility is, and will remain, compliant with FDA and EMA cGMP requirements.

While Jeuveau and ABP-450 are both manufactured by Daewoong, both we and Evolus retain separate, independent oversight rights related to Daewoong’s compliance with cGMP, standards specified by good manufacturing practice, and all other applicable regulatory guidelines and requirements. Evolus retains independent oversight and responsibility for the quality and pharmacovigilance of Jeuveau under its BLA and related international approvals; similarly, we retain independent oversight and responsibility for the quality and pharmacovigilance of ABP-450 under our original BLA, if approved.

Daewoong manufactures the ABP-450 drug substance in a separate facility on the same campus. The manufacture of ABP-450 drug substance is based on the fermentation of Daewoong’s C. botulinum cell line, followed by isolation and purification of the drug substance. Daewoong has received a United States patent for the production process.

Daewoong is a defendant in several lawsuits brought by Medytox, alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain and misappropriated trade secrets of Medytox, including those used by Daewoong to manufacture ABP-450. Daewoong is also a respondent to a complaint made by Medytox and Allergan to the United States ITC, containing substantially similar allegations regarding the alleged theft of Medytox’s botulinum toxin bacterial strain and misappropriation of Medytox’s trade secrets, which is currently on appeal to the United States Court of Appeals for the Federal Circuit. We were also a defendant in the lawsuit brought by Medytox in the United States District Court for the Central District of California asserting allegations that are substantially similar to those in the Korea Litigation. In June 2021, we settled all outstanding claims with Medytox and entered into a non-exclusive, royalty-bearing, irrevocable license that permits us to commercialize and manufacture ABP-450. See “Risk Factors — Risks Related to Our Reliance on Third Parties — A material breach by us of the terms of our license and settlement agreement with Medytox could have a material adverse effect on our business.”

Daewoong License and Supply Agreement

On September 30, 2013, Evolus, which we then wholly owned, entered into a license and supply agreement with Daewoong, pursuant to which Daewoong agreed to manufacture and supply Jeuveau and grant Evolus an exclusive license for cosmetic indications to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit Jeuveau in certain territories. In addition, Evolus paid $1.0 million to Daewoong as consideration for the option to expand the exclusive license to include therapeutic indications. In September 2018, we exercised the option to obtain the therapeutic rights for the territory and remitted the option exercise price of $7.5 million directly to Daewoong.

On December 20, 2019, we entered into the Daewoong Agreement, pursuant to which Daewoong agreed to manufacture and supply ABP-450 and grant us an exclusive license for therapeutic indications to import, distribute, promote, market, develop, offer for sale, and otherwise commercialize or exploit ABP-450 in the United States and its territories and possessions, the European Union, the United Kingdom, Canada, Australia, Russia, the Commonwealth of Independent States, and South Africa, which we refer to collectively as the “covered territories.”

Daewoong has agreed to exclusively supply us with, and we have agreed to exclusively obtain from Daewoong all of our requirements of ABP-450 at agreed-upon transfer prices, with no milestone or royalty payments and no minimum purchase requirements. Daewoong is responsible for all costs related to the manufacturing of ABP-450, including costs related to the operation and upkeep of its manufacturing facility, and we are responsible for all costs related to obtaining and maintaining regulatory approval, including clinical expenses, and commercialization of ABP-450. We are obligated to use commercially reasonable efforts to: (i) obtain all regulatory approvals necessary for ABP-450 to be marketed and commercialized in the covered territories for therapeutic indications and (ii) commercialize ABP-450 in the covered territories for therapeutic indications. During the term of the Daewoong Agreement, we cannot purchase, sell or distribute any injectable botulinum toxin that is launched in the covered territories after the effective date of the Daewoong Agreement other than ABP-450 in the covered territories or sell ABP-450 outside a covered territory.

Under the Daewoong Agreement, Daewoong grants us an exclusive, irrevocable, sub-licensable, assignable, fully paid-up license during the term to use Daewoong’s trademarks to Nabota in our commercialization and related obligations surrounding marketing authorizations of ABP-450 for therapeutic uses in the covered territories.

The initial term of the Daewoong Agreement is from December 20, 2019 to the later of (i) the fifth anniversary of the grant of approval from the relevant governmental authority necessary to market and sell ABP-450 in the covered territories or (ii) December 20, 2029, and automatically renews for unlimited additional three-year terms thereafter, provided the Daewoong Agreement is not earlier terminated. The Daewoong Agreement will terminate upon written notice (A) by either us or Daewoong upon a continuing default that remains uncured within 90 days (or 30 days for a payment default) by the other party, or (B) immediately upon written notice if the breach is not capable of cure; (C) upon any of the following without notice: (i) our bankruptcy, insolvency or a petition for either, (ii) our assignment of our business or the Daewoong Agreement in whole or in part for the benefit of creditors, (iii) appointment of a receiver over any of our assets not vacated in sixty days, or (iv) filing of any other petition based upon our alleged bankruptcy or insolvency not dismissed within ninety days, or (D) our failure to commercialize or conduct clinical studies related to ABP-450 for a six month period. In the event the license is terminated for either of the reasons listed in (C) or (D) of the foregoing sentence, Daewoong will have the right to buy our intellectual property and data, which represents the majority of AEON’s valuable assets, for one dollar ($1.00), which right will terminate in the event Daewoong sells more than fifty percent (50%) of its ownership (inclusive of shares received in connection with the conversion of the Convertible Notes).

We will be the sole owner of any marketing authorization we pursue related to therapeutic indications of ABP-450 in a covered territory. This will include ownership of any BLA that we may submit to the FDA, MAA that we may submit to the EMA, NDS that we may submit to Health Canada, and any other approvals we receive in a covered territory. However, if we do not renew the

Daewoong Agreement or upon termination of the Daewoong Agreement due to a breach by us, we are obligated to transfer our rights to Daewoong.

The Daewoong Agreement also provides that Daewoong will indemnify us for any losses arising out of Daewoong’s willful misconduct or gross negligence in performing its obligations under the agreement, Daewoong’s breach of the agreement, or any allegation that ABP-450 or Daewoong’s trademark infringes or misappropriates the rights of a third party, except, in each case, as a result of our willful misconduct or gross negligence. We have agreed to indemnify Daewoong for any losses arising out of our willful misconduct or gross negligence in performing our obligations under the agreement, or our breach of the agreement, except, in each case, as a result of Daewoong’s willful misconduct or gross negligence.

For more information associated with this and other risks, please see “Risk Factors — Risks Related to Intellectual Property and Risks Related to Our Reliance on Third Parties.” Following the settlement between us and Medytox, on July 29, 2022, we amended the Daewoong Agreement and agreed to release any potential indemnification claims associated with the Company’s settlement with Medytox.

Intellectual Property

Our success depends, in large part, on our ability to obtain and maintain intellectual property protection related to our product candidate in our proposed therapeutic indications, novel methods of use, and other know-how and for future product candidates. Our ability to operate without infringing on the proprietary or intellectual property rights of others and to prevent others from infringing our proprietary and intellectual property rights will be important to our performance. We protect, and will continue to protect, our proprietary technology and methods by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions, methods of use, and improvements that are important to the development and implementation of our business as well as by maintaining trade secret protection and through other confidentiality procedures. In November 2023, the Company was issued a patent for its treatment paradigm (U.S. Patent No. 11,826,405) involving fewer injections than the current botulinum toxin treatment option for migraine. Although we own pending United States patent applications related to ABP-450, with the exception of our treatment paradigm patent, such pending applications have not issued as a patent, and we do not otherwise own or in-license any issued patents in or outside the United States.

Under the Daewoong Agreement, Daewoong agreed to exclusively manufacture and supply ABP-450 to us and grant us an exclusive license for therapeutic indications to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit ABP-450 in the covered territories. Daewoong has a United States patent on its proprietary botulinum toxin manufacturing process for ABP-450. At this time, we own one issued patent, six pending Patent Cooperation Treaty international patent applications, no pending United States provisional patents and six pending United States nonprovisional patent applications related to ABP-450, including certain novel methods and protocols of injecting for the treatment of migraine and gastroparesis. If issued, these patents would expire in 2040. We also rely on know-how, copyright, trademarks, and trade secret laws to protect our proprietary advancements and competitive advantage. Such protection is also maintained using confidentiality agreements.

It is possible that our current pending patents, or patents which we may later acquire or license may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications or other inventions we seek to protect. Due to uncertainties inherent in prosecuting patent applications, it is possible that our pending patent applications will be rejected. It is also possible that we may develop proprietary products or technologies in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to do business. In addition, any patent issued to us may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity. Additionally, we own trademark applications in the United States for AEON & Design, AEON BIOPHARMA & Design and AEON BIOPHARMA, which have been refused registration at the Trademark Office on the grounds of an alleged likelihood of confusion with prior registrations for AEON and EON owed by a third party for nutritional supplements. We have filed a petition to cancel the third party marks with the U.S. Trademark Trial and Appeal Board.

In addition to our reliance on patent protection for ABP-450 and future product candidates, we also rely on our and our licensors’ trade secrets, know-how, confidentiality agreements and continuing technological innovation to develop and maintain our competitive position. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, these agreements may be breached and we may not have adequate remedies for any breach. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, and other third parties to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived of by the individual during the course of employment, and which relate to or are reasonably capable or being used in our current or planned business or R&D are our exclusive property. However, such agreements and any security policies may be breached and we may not have adequate remedies for such breaches. For more information, see “Risk Factors — Risks Related to Intellectual Property.”

Competition

The pharmaceutical industry is highly competitive and requires an ongoing, extensive search for technological innovation. It also requires, among other things, the ability to effectively discover, develop, test and obtain regulatory approvals for novel products, as well as the ability to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to actual and prospective customers and medical professionals. Numerous companies are engaged in the development, manufacture and marketing of products competitive with those that we are developing. Many of our competitors have greater resources than we have. This enables them, among other things, to leverage their financial resources to make greater R&D, marketing and promotion investments than us. Our competitors may also have more experience and expertise in obtaining marketing approvals from the FDA and other regulatory authorities. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

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

We are currently focusing our clinical efforts on the use of botulinum toxins to treat migraine, cervical dystonia, and gastroparesis and expect to pursue indications to treat other therapeutic conditions. We expect to compete directly with other injectable botulinum toxins and other pharmaceuticals that are currently utilized and being developed for each of these disease states.

Injectable Botulinum Toxins

Our primary competitors for ABP-450 in the injectable botulinum toxin pharmaceutical market for therapeutic use are Botox, Dysport, Xeomin, Myobloc, a type-B botulinum toxin serotype marketed by U.S. WorldMeds, and Revance’s botulinum toxin, Daxxify. Revance has entered into a collaboration and license agreement with Viatris Inc., to develop and commercialize a biosimilar to Botox. Each of Botox, Dysport, Xeomin, Myobloc and Daxxify are approved by the FDA for the treatment of cervical dystonia. Botox is currently the only botulinum toxin approved for the treatment of chronic migraine, although we believe that a clinical study is being conducted to evaluate Dysport for the treatment of chronic migraine. There are no approved botulinum toxins approved for the treatment of gastroparesis and, to our knowledge, there are no active clinical studies evaluating the potential of another neurotoxin to treat gastroparesis.

We are aware of competing botulinum toxins currently being developed or commercialized in the United States, the European Union, Asia, South America, and other markets. While some of these products may not meet United States regulatory standards, the companies operating in these markets may be able to produce products at a lower cost than United States and European manufacturers. In addition to the injectable botulinum toxin dose forms, we are aware that other companies are developing topical botulinum toxins for therapeutic indications.

Preventative Treatment of Migraine

Beta Blockers, Anti-Epileptics, and Triptans

Botox is approved for the preventative treatment of chronic migraine and certain other agents are used as first-and second-line treatments for the prevention of migraine, including triptans, beta blockers, and anti-epileptics.

Calcitonin Gene-Related Peptide (CGRP)

We will also face competition in our target therapeutic markets from companies that provide treatment options with other pharmaceutical or non-pharmaceutical products. For the preventative treatment of chronic migraine, we will face competition from CGRP agonists, including Aimovig (erenumab) marketed by Amgen Inc., Ajovy (fremenezumab) marketed by Teva Pharmaceutical Industries Ltd., and Emgality (galcenezumab) marketed by Eli Lilly and Company. Each of Aimovig, Ajovy and Emgality are self-administered by a monthly subcutaneous injection. In 2020, Vyepti (eptinezumab) marketed by Lundbeck A/S was approved for the prevention of migraine and is administered every 3 months by intravenous infusion. In addition, Qulipta (atogepant) marketed by AbbVie and Nurtec ODT (rimegepant) marketed by Pfizer Inc. have recently been approved for the prevention of migraine via once-daily, orally administered products in 2021 and 2023, respectively. The FDA has also accepted a New Drug Application for vazegepant, marketed by Pfizer Inc., to be used as an intranasal formulation for both the acute treatment and prevention of migraine. If approved, this therapy will be commercially available for the treatment of migraine prior to ABP-450. Notably, initial positive data has been published studying the reduction in migraine days when a botulinum toxin is used in combination with CGRP, suggesting that combination therapy could provide further reduction in MMD than either botulinum toxin or CGRPs alone.

Other Treatments

We will also face competition in our target therapeutic markets from companies that provide treatment options with other pharmaceutical or non-pharmaceutical products. For the treatment of cervical dystonia, in addition to other injectable botulinum toxins, we will face competition from orally administered anticholinergic, GABA receptor agonist, benzodiazepine, dopaminergic and anticonvulsant pharmaceuticals. For the treatment of gastroparesis, we will face competition from prokinetic agents, including REGLAN (IV administered metoclopramide) and Gimoti (nasal spray metoclopramide), which are the only medications currently approved by FDA for the treatment of gastroparesis.

Government Regulation

We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Our business has been, and will continue to be, subject to a variety of laws including the Federal Food, Drug and Cosmetic Act, or FFDCA, and the Public Health Service Act, or PHS Act, among others. Biological products or “biologics,” which are the focus of our business, are subject to regulation under the FFDCA and PHS Act. Our products, if approved, will be regulated as biologics. With this classification, commercial production of our products will need to occur in registered and licensed facilities in compliance with cGMP for biologics. Among other things, biologics require clinical studies to demonstrate product safety and efficacy (i.e., that the product is safe, pure and potent), and the submission and approval of a BLA for marketing authorization. Also, various federal and state laws govern the R&D, testing, investigation, manufacture, storage, recordkeeping, regulatory approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of these products. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending license or marketing applications, warning letters, enforcement actions, import alerts or detentions, product recalls, product seizures, total or partial suspension of production or distribution, withdrawal of approval, injunctions, fines, civil penalties and criminal prosecution.

United States Biological Products Development Process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals under the Animal Welfare Act and its implementing regulations, or other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical studies may begin;
•performance of adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed biologic for its intended use, according to the FDA’s regulations, commonly referred to as good clinical practices, or GCPs, and any additional requirements including those for the protection of human research subjects and their health and other personal information;
•preparation and submission to the FDA of a BLA for marketing approval which contains, among other things, data supporting the safety and effectiveness of the biologic, and data on the chemistry, manufacturing, and controls, or CMC, of the product that support the identity, strength, quality, purity, and potency of the biologic that will be produced;
•satisfactory completion of an FDA pre-licensure inspection of the manufacturing facility or facilities where the biologic is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality, purity, and potency;
•potential FDA audits of the nonclinical study and clinical study sites that generated the data in support of the BLA; and
•FDA review and approval of the BLA.

Nonclinical Studies

Biological product development in the United States typically involves nonclinical or “preclinical” (e.g., laboratory or animal) testing. Nonclinical tests often include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with applicable federal regulations and requirements including GLPs, among other requirements. The results of initial nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls, any relevant prior clinical experience, and a proposed clinical study protocol. Additional nonclinical testing, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted and generally must be included in the BLA.

Clinical Studies

Prior to beginning the first clinical study with a product candidate, a sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol or protocols for preclinical and clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology and pharmacodynamic characteristics of the product, chemistry, manufacturing and controls information, and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. For clinical studies in the United States or otherwise regulated by the FDA, a 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has not raised questions or concerns relating to the IND and placed the IND on clinical hold within this 30-day period, the clinical study proposed in the IND may begin. If the FDA does place the IND on clinical hold, the IND sponsor must resolve any outstanding concerns to the FDA’s satisfaction before the clinical study can begin.

Our clinical studies for our ABP-450 product candidate will involve the administration of the investigational biologic to subjects under the supervision of one or more qualified investigators. Clinical studies must be conducted pursuant to an IND and in compliance with state and federal regulations and GCPs, an international standard meant to protect the rights and health of subjects and to define the roles of clinical study sponsors, administrators, and monitors, as well as under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on United States subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA may order the temporary or permanent discontinuation of a clinical study at any time or impose other requirements or sanctions if it believes that the clinical study is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical study subjects. The clinical study protocol, any protocol amendments, and informed consent information for subjects in clinical studies must also be submitted to an IRB for approval. An IRB may require the clinical study at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions before approving the study for initiation. The IRB also approves the form and content of the informed consent form that must be signed by each clinical study subject or his or her legal representative, and the IRB must monitor the clinical study until completed. There are also requirements governing the reporting of ongoing preclinical and clinical studies and clinical study results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•Phase 1. The product candidate is initially introduced into a limited population of healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion. In the case of some products for some diseases or when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the disease or condition for which the product candidate is intended to gain an early indication of its effectiveness.
•Phase 2. The product candidate is evaluated in a limited patient population, but larger than in Phase 1, to identify possible adverse events and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications, and to assess dosage tolerance, optimal dosage, and dosing schedule.
•Phase 3. Clinical studies are undertaken to further evaluate dosage and provide substantial evidence of clinical efficacy and data supporting safety in an expanded patient population, such as several hundred to several thousand subjects, at geographically dispersed clinical study sites. Diversity of subject populations also has become an area of increased focus, supported by FDA and legislative actions to establish requirements for diversity action plans to ensure inclusion of underrepresented racial and ethnic populations in Phase 3 clinical trials. Phase 3 clinical studies are typically conducted when Phase 2 clinical studies demonstrate that a dose range of the product candidate is effective and has an acceptable safety profile. These studies typically have at least two groups of patients who, in a blinded fashion, receive either the product or a placebo.
•Phase 3 clinical studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product labeling. Generally, two adequate and well-controlled Phase 3 clinical studies are required by the FDA for approval of a BLA.
•Phase 4. In some cases, the FDA may condition approval of a BLA for a product candidate on the sponsor’s agreement to conduct additional clinical studies after approval. In other cases, a sponsor may voluntarily conduct additional clinical studies after approval to gain more information about the product. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. Such post-approval studies are sometimes referred to as “Phase 4” clinical studies.

Concurrent with clinical studies, companies may complete additional nonclinical studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs and also CMC requirements that are approved as part of the BLA. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the finished product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug product candidate does not undergo unacceptable deterioration over its shelf life.

Biological License Applications (BLAs)

Pursuant to the PHS Act Section 351, in order to market a biological product, an entity must submit and receive approval of a BLA based on a demonstration that (a) the biological product that is the subject of the application is safe, pure, and potent; and (b) the facility in which the biological product is manufactured, processed, packed, or held meets standards designed to assure that the biological product continues to be safe, pure, and potent. When an FDA application is approved in the first instance, it is an “original BLA” which is assigned a BLA number by the FDA.

An approved “original” BLA may be supplemented (amended) to incorporate changes. Specifically, FDA regulations state that an applicant holding a BLA “shall submit a supplement,” and receive FDA approval of a supplement, before implementing the addition of a new indication, and other changes that may have a substantial potential to have an adverse effect on the identity, strength, quality, purity, or potency of the product. When approved, the supplement incorporates the changes into the BLA under the original BLA number. It is also possible that an applicant may, in some cases, submit a separate original application instead of a supplement based on intended changes and discussions with FDA. However, if an entity does not hold a BLA, a supplement would not be an option.

A BLA holder is legally responsible for all regulatory obligations associated with the BLA, including each supplement thereto, and is the only party that would be authorized to submit a supplement. If an entity does not hold a BLA, it does not hold an application to supplement, and would generally need to submit an original BLA. Companies typically submit a BLA sometime after they have developed data necessary to support the safety, purity, and potency (safety and effectiveness) for labeled indication(s) and method(s) of use. We expect to submit our original BLA after such data has been developed. From an FDA regulatory perspective, we believe we will be eligible to submit an original BLA for our product candidate (ABP-450) because we do not hold a BLA for ABP-450 that we could supplement. As such, an original BLA would be the appropriate option for our first BLA submission. For clarity, although we will not physically manufacture products (the product will be produced by Daewoong), FDA recognizes that separate parties can serve as a BLA holder for a product (responsible for ensuring regulatory compliance) and the physical manufacturer that will produce for a BLA holder pursuant to contract (i.e., a “contract manufacturer”). Thus we plan to submit, and ultimately hold, an approved original BLA for the ABP-450 product that is contract manufactured by Daewoong.

We are aware that a separate legal entity — Evolus — markets a product called Jeuveau (prabotulinumtoxinA-xvfs), also manufactured by Daewoong, which is very similar to our ABP-450 product, but has been approved for cosmetic indications. We are developing ABP-450 for therapeutic (not cosmetic) indications, will be marketing under a different trade name, and may potentially incorporate other changes. Evolus and AEON are distinct legal entities, will maintain their own manufacturing arrangements with Daewoong, and will market products with different indications and trade names, at minimum. As such, we believe it is appropriate that we maintain separate and distinct regulatory obligations for ABP-450, which would be accomplished by submitting and receiving approval for an original BLA.

The form of BLA approval is pertinent because payors will generally consider the pricing for all products falling under the same BLA together when calculating reimbursement rates. Notably, Medicare Part B payments for prescription drugs factor in prices for all versions of a drug, even when certain versions of the drug may be used primarily in situations that are not covered by the program (such as cosmetic applications). Centers for Medicare & Medicaid Services, or CMS, has interpreted the Medicare statute to require that: (1) all versions of a product listed under the same BLA must be considered the same drug or biological, for payments made under Section 1847A of the Social Security Act, and (2) for a product marketed under the same approval number, labeling that indicates that a version may be used primarily when the drug is not covered under Part B (e.g., the version is for self-administration only, or for cosmetic use) cannot be used as a basis to exclude that version from a payment amount calculation.

In the event we are not able to obtain an original BLA, we may not be able to ensure the consistent pricing that we believe an original BLA would offer, and the ASP of our products could be adversely affected.

BLA Submission and Marketing Approval

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, a BLA is prepared and submitted to the FDA. FDA approval of the BLA is required before marketing of the product may begin in the United States. The BLA must include the results of all nonclinical, clinical and other testing, and a compilation of data relating to the product’s CMCs. The cost of preparing and submitting a BLA is substantial. The submission of most BLAs is additionally subject to a substantial application fee, and the sponsor of an approved BLA is also subject to annual program fees.

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review, and such decision could result in a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. The FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. Priority review designation will direct overall attention and resources to the evaluation of applications for products that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions compared to available therapies. The review process may be extended by the FDA for three additional months to consider certain late-submitted information or information intended to clarify information already provided in the submission. The FDA reviews a BLA to determine, among other things, whether a product candidate is safe and effective for its intended use, and whether the facility in which it is manufactured, processed, packed and held meets regulatory standards designed to assure and preserve the product’s identity, safety, strength, potency, quality, and purity. The FDA may also refer applications for novel biologics products or biologics products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee but often follows some or all of its recommendations.

In addition to the above, under the Pediatric Research Equity Act, a BLA applicant, absent a deferment or waiver, must develop a pediatric development plan and, potentially, conduct pediatric studies prior to submission of the BLA.

Pre-licensure inspections are often conducted at one or more clinical study sites, and may be conducted at nonclinical testing sites as well. Additionally, the FDA will inspect the facility or the facilities at which the biological product is manufactured prior to approval. The FDA will not approve the BLA unless it determines that compliance with cGMP is satisfactory. Manufacturers of biologics also must comply with the FDA’s general biological product standards and approved CMC requirements.

After the FDA evaluates the BLA and information from any pre-licensure inspections or other data sources, it issues either an approval letter or a complete response letter. A complete response letter outlines the deficiencies in the submission and may require substantial additional testing, including additional large-scale clinical testing or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter. The FDA has committed to the goal of reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the finished biological product within the United States with specific labeling (e.g., prescribing information) for specific indications. As a condition of BLA approval, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy and may impose other conditions, including labeling restrictions, which can materially affect the product’s potential market and profitability. For example, the FDA may approve the BLA with REMS to ensure the benefits of the product continue to outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems or safety issues are identified following initial marketing. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. Changes to some of the conditions established in an approved application, including changes in indications, labeling, ingredients or manufacturing processes or facilities, require submission and FDA approval of a new BLA or BLA supplement before the change can be implemented.

A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing BLA supplements as it does in reviewing BLAs. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Expedited Development and Review Programs

Any marketing application for a biologic submitted to the FDA for approval may be eligible for FDA programs intended to expedite the FDA review and approval process, such as priority review, fast track designation, breakthrough therapy designation, and accelerated approval.

A product is eligible for priority review, or review within a six-month timeframe from the date a complete BLA is accepted for filing, if it has the potential to provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the BLA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the BLA.

In addition, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If a product is so designated, the FDA will take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Additionally, products that may fulfill an unmet medical need and are studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled Phase 4 post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Failure to confirm efficacy in post-marketing studies or otherwise comply with the conditions of accelerated approval could result in withdrawal of approval. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review and approval will not be shortened. Furthermore, priority review, fast track designation, and breakthrough therapy designation do not change the standards for approval but may expedite the development or approval process.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, restrictions on import or export, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or untitled letters, or holds on post-approval clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention or refusal to permit the import or export of products;
•consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•mandated modification of promotional materials and labeling and the issuance of corrective information;
•the issuance of safety alerts, Dear Healthcare Provider letters, press releases, and other communications containing warnings or other safety information about the product; and
•injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturers’ communications on the subject of off-label use of their products.

In addition to the FDA’s post-approval requirements, various state laws governing manufacturing, marketing, and distribution often apply, and state licenses may need to be obtained and renewed on a periodic basis in order to continue operations in specific states.

Biosimilars and Exclusivity

The ACA, signed into law in 2010, includes a subtitle called the BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the risk in terms of safety or diminished efficacy of alternating or switching between use of the biological product and the reference product is not greater than the risk of using the reference product without such alteration or switch. Interchangeable biosimilars may be substituted for original BLA biologics at the pharmacy level, state pharmacy laws permitting.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until twelve years from the date on which the reference product was first licensed. A reference biological product is granted twelve years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product, that does not result in a change in safety, purity, or potency. During this twelve-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical studies to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products.

A biologic can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. In some instances, the same studies can satisfy both PREA and pediatric exclusivity requirements.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the twelve-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to uncertainty.

Government Regulation in Europe

In the EEA (which is composed of the 27 Member States of the European Union plus Norway, Iceland, and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of MAs:

•The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the Centralized Procedure, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases when the authorization of a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. Under the accelerated procedure, the standard 210-day review period is reduced to 150 days.
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in other Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Data and marketing exclusivity. In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical study data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the European Union until 10 years have elapsed from the initial authorization of the reference product in the European Union. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Pediatric investigation plan. In the EEA, marketing authorization applications for new medicinal products not authorized have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical study data can be waived by the PDCO when the data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all Member States of the European Union and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension.

Clinical studies. Clinical studies of medicinal products in the European Union must be conducted in accordance with European Union and national regulations and the International Conference on Harmonization, or ICH, guidelines on GCPs. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical studies of advanced therapy medicinal products. If the sponsor of the clinical study is not established within the European Union, it must appoint an entity within the European Union to act as its legal representative. The sponsor must take out a clinical study insurance policy, and in most European Union countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical study.

Prior to commencing a clinical study, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. The application for a clinical trial authorization must include, among other things, a copy of the study protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, clinical trial authorization applications must be submitted to the competent authority in each EU Member State in which the study will be conducted.

Under the new Regulation on Clinical Trials, which took effect in 2022, there is now in place a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only a limited involvement. Any substantial changes to the study protocol or other information submitted with the clinical trial applications must be notified to or approved by the relevant competent authorities and ethics committees. Medicines used in clinical studies must be manufactured in accordance with cGMP.

The European Union requirements for research and investigation, approval, and post-market activities, may vary substantially from United States requirements. As such, approval in one jurisdiction is not predictive of potential for approval in the other jurisdiction.

Product Approval Process Outside the United States and Europe

In addition to regulations in the United States and European Union, we will be subject to a variety of regulations in other jurisdictions governing manufacturing, clinical studies, commercial sales, and distribution of our future products. Whether or not we obtain FDA approval or MA approval for a product candidate, we must obtain approval of the product by the comparable regulatory authorities of foreign countries before commencing clinical studies or marketing in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval or MA approval. The requirements governing the conduct of clinical studies, product licensing, post-market activities and obligations, enforcement mechanisms, penalties for violation in the event of noncompliance, pricing, and reimbursement vary greatly from country to country.

United States Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market, and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, the 340B Drug Discount program, TRICARE, and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors. Factors payors consider in determining reimbursement are based on whether the product is:

•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Additionally, in the United States there is no uniform policy among payors for coverage or reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. If coverage and adequate reimbursement are not available, or are available only at limited levels, successful commercialization of, and obtaining a satisfactory financial return on, any product we develop may not be possible.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct expensive studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.

Healthcare Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. The ACA, enacted in March 2010, has substantially changed healthcare financing and delivery by both governmental and private insurers. Among other things, the ACA included the following provisions:

•an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts, which through subsequent legislative amendments, were increased to 70%, starting in 2019, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the 340B Drug Discount Program;
•a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; and
•a licensure framework for follow-on biological products.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are undergoing or have undergone legal and constitutional challenges in the United States Supreme Court and members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through the first 6 months of 2032 unless additional Congressional action is taken. These reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, and phased-in again on April 1, 2022 (between April 1, 2022 and June 30, 2022, a 1% cut took effect, with a 2% cut in place for the remainder of 2022). The Consolidated Appropriations Act of 2023 partially mitigated more severe Medicare pay cuts previously scheduled to begin on January 1, 2023; physician payment rates were reduced by 2% in 2023, and were reduced by 3.4% in 2024. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Notably, on August 16, 2022, President Biden signed the “Inflation Reduction Act of 2022” (IRA) into law, incorporating many key provisions of the “Build Back Better Act”. Prescription drug price reform is a focal point of this landmark legislation that incorporates many proposals advanced over the last decade to overhaul drug costs under the Medicare program. Key provisions of the law permit CMS to negotiate Part D drug prices for an increasing number of drugs over a five-year period, replace the Medicare Coverage Gap Discount Program with a new Manufacturer Refund Program for drugs not subject to negotiation, and redesign the Part D benefit to eliminate the coverage gap and realign the cost responsibility in the initial and catastrophic phases of coverage among payors, manufacturers, Government and patients (capping out-of-pocket costs at US$2,000 starting in 2025). In addition, the law penalizes drug manufacturers for price increases that outpace the rate of inflation (for products under Medicare Parts D/B).

The IRA follows years of attempts by the federal government to reform and/or control drug pricing. For example, at the federal level, the previous administration’s budget proposal for fiscal year 2021 included a US$135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower-cost generic and biosimilar drugs. The Biden administration has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additionally, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical study and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical studies and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Another potential area of further healthcare reform is the 340B Drug Pricing Program, which was created by Congress in 1992 to “stretch scarce Federal resources as far as possible, reaching more eligible patients and providing more comprehensive services.” Drug manufacturers are incentivized to participate in this program as any manufacturer who wants their medication covered by Medicaid must also provide a discount to 340B covered entities, which includes a variety of healthcare entities that must abide by certain eligibility criteria in order to participate. This program requires drug manufacturers to provide outpatient drugs to eligible entities at a significantly discounted price which can result in savings between 20-50% or more.

Growth of the 340B program has continued to accelerate as more entities participate in the program and, thus, more patients qualify for 340B drugs. The value of the drug purchases by covered entities through the 340B program has grown exponentially year-over-year, with 2022 data indicating that discounted drugs purchased through the 340B program reached approximately $53.7 billion annually. In the last decade drug manufacturers have opposed the 340B program publicly, as the program has experienced significant growth which corresponds to greater lost revenue potential for the manufacturers. There is a high degree of legal, legislative and public scrutiny as manufacturers have challenged some aggressive covered entity practices in litigation (with mixed success) and legislative reform proposals seek great transparency and accountability by the participating entities. Nonetheless, there is general industry consensus that the program will remain available in the long-term and there is a reasonable expectation that it will continue to have a material impact on the financial performance of manufacturers as program growth further erodes manufacturer revenue.

Data Privacy and Security Laws and Regulations

We are also subject to data privacy and security regulation by the federal government, states and non- United States jurisdictions in which we conduct our business. For example, HIPAA, as amended by HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit, or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state and non-United States laws govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our business activities now and in the future could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion of products from reimbursement under government programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

For more on the risks associated with data privacy and security, please see “Risk Factors — Risks Related to Government Regulation — We are subject to stringent and often unsettled privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.”

Employees

As of December 31, 2023, we had ten employees. Our employees are primarily located in Irvine, California, although we also have employees who work remotely from Northern California. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we believe our relations with our employees are good.

Facilities

Our principal executive office is located at 5 Park Plaza, Suite 1750, Irvine, California 92614. In September 2021, we entered into a lease agreement for 8,000 square feet of office space located at this facility, with a lease term of 36 months beginning in December 2021 and ending in December 2024. We may look for additional or alternate space for our operations, and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Legal Proceedings

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against us in the Supreme Court of the State of New York, alleging that we failed to pay Odeon’s deferred underwriting fee of $1.25 million. Odeon claims that it served as the underwriter for Priveterra Acquisition Corp., the special purpose acquisition company with which Old AEON merged with and into in July 2023. Odeon seeks monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts. On November 16, 2023, we filed a motion to dismiss certain claims included in Odeon’s complaint.

Item 1A. Risk Factors

RISK FACTORS

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

Because we have not yet received regulatory approvals, we are not permitted to market ABP-450 for therapeutic use in the United States or in any other territory, and as such, we have not generated any revenue from sales of ABP-450 to date. We have recorded losses from operations of $29.6 million, income of $29.6 million and loss of $48.4 million for the periods January 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to December 31, 2023 (Successor) and for the year ended December 31, 2022, respectively; and we have net losses of $60.7 million, income of $24.0 million and loss of $52.6 million for the periods January 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to December 31, 2023 (Successor) and for the year ended December 31, 2022, respectively. As a result of our ongoing losses, as of December 31, 2023 (Successor), we had an accumulated deficit of $473.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for, and begin to commercialize, ABP-450, if approved. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of common stock and our ability to raise capital and continue operations.

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

As of December 31, 2023, we had ten employees. As the clinical development of ABP-450 progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs and, if ABP-450 receives marketing approval for any of our proposed indications, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. In addition, we must effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our development and strategic objectives or disrupt our operations.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by one or more 5% shareholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post- change taxable income or income tax liabilities, as applicable, may be limited. As of December 31, 2023 (Successor) and December 31, 2022 (Predecessor), the Company had $87.3 million and $67.5 million of federal NOLs available to offset our future federal taxable income, if any, and federal research and development tax credit carryforwards of $6.1 million and $3.9 million, respectively. These federal research and development tax credit carryforwards and our federal NOLs expire at various dates in 2039 and 2036, respectively. The Company had $116.2 million and $67.4 million of state NOLs as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor), respectively. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Similar rules may apply under state tax laws. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The initial term of the Daewoong Agreement will expire on the later of December 20, 2029 or the fifth anniversary of our receipt of approval from the relevant governmental authority necessary to market and sell ABP-450 in any of the aforementioned territories. The Daewoong Agreement will renew for unlimited additional three-year terms after the expiration of the initial term. We or Daewoong may terminate the Daewoong Agreement if the other party breaches any of its duties or obligations and such breach continues without cure for ninety days, or thirty days in the case of a payment default, or, if such breach is not capable of being cured, immediately by delivery of written notice. The Daewoong Agreement will terminate without notice upon our bankruptcy or insolvency or if we assign our business or the Daewoong Agreement in whole or in part for the benefit of creditors. On March 19, 2024, we entered into a Fourth Amendment to the Daewoong Agreement (the “Daewoong Agreement Amendment”) with Daewoong, which amends the Daewoong Agreement to provide that Daewoong may terminate the Daewoong Agreement if, over any six month period, (a) we cease to commercialize ABP-450 in each of the territories specified in the License Agreement and (b) we cease to advance any clinical studies of ABP-450 any such territories. The Daewoong Agreement Amendment also provides that, in the event that the License Agreement is terminated for the foregoing reasons or due to the commencement of bankruptcy proceedings, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00 (the “Termination Purchase Right”). The Termination Purchase Right will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon an Automatic Conversion or Optional Conversion of the Convertible Notes (as defined in the Convertible Notes).

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

While the COVID-19 pandemic did not materially adversely affect our business operations during the twelve months ended December 31, 2023, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 or a future public health outbreak could materially affect our business and the value of our common stock. The ultimate impact of the COVID-19 pandemic or a similar public health outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats and to protect the confidentiality, integrity, and availability of our critical systems and information.

The underlying process and controls of our cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology (“IT”), including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). We have an annual risk assessment performed by a third-party specialist of our cyber risk management program against the NIST CSF. This assessment identifies, quantifies, and categorizes material cyber risks. In addition, the Company, in conjunction with our third-party specialists, have developed a risk mitigation plan to address such risks, and where necessary, to remediate potential vulnerabilities identified through the assessment process.

We maintain policies and processes over areas such as information security, IT asset lifecycle, data destruction, backup, access provisioning, and maintenance of network accounts, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We partner with cybersecurity providers and consultants (collectively, “providers”) leveraging third-party technology and expertise. These providers are a key part of our cybersecurity risk management strategy and infrastructure. These providers deliver services including systems inventory monitoring, vulnerability testing, user management including restricted access of privileged accounts, capacity monitoring, network protection and monitoring, endpoint protection, managed detection and response, remote monitoring and management, cybersecurity user awareness training, data backup management, incident response, cybersecurity strategy, and cyber risk advisory, assessment, and remediation.

Our management team, in conjunction with our third-party IT and cybersecurity service providers, is responsible for oversight and administration of our cyber risk management program, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our management team, in conjunction with our strategic third-party partners, oversees our cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public, or private sources, including external consultants engaged for strategic cyber risk management, advisory and decision making.

We have implemented third-party risk management processes to manage the risks associated with reliance on vendors, critical service providers, and other third-parties that may lead to a service disruption or an adverse cybersecurity incident. This includes an assessment of vendors during the selection and onboarding process, review of System and Organization Control (SOC) reports on an annual basis and a regular review of vendor contracts.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. We acknowledge that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of business. The Company has not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against IT assets, data, and services, and to prevent their occurrence and recurrence where practicable; however, potential vulnerabilities to known or unknown threats will still remain.

Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject the Company to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan.

For more information, see the section titled “Risk Factor— Our business and operations would suffer in the event of computer system failures, including but not limited to our information technology systems, infrastructure and data, or those of our third-party vendors, contractors or consultants failing, becoming unavailable, or suffering security breaches, losses or leakages of data and other disruptions, which could result in disruption of our services, compromise sensitive information (including personal information) related to our business, or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity, data privacy and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program and cybersecurity risk exposures, and the steps taken by management to monitor and mitigate cybersecurity risks. The Committee is composed of members of our board of directors with diverse expertise, including risk management, biotechnology, chief executive officer and chief financial officer roles, and multiple public company directorships, which has prepared them to oversee our cybersecurity risks.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the Board regarding its activities, including those related to cybersecurity. The Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Chief Financial Officer and EVP, Chief Legal Officer, internal security consultants and external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Chief Financial Officer and EVP, Chief Legal Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security consultants; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment. Our management team’s experience includes monitoring the cybersecurity landscape for new risks and best practices, developing and executing cybersecurity strategies, overseeing related governance policies, testing compliance with applicable technical standards, remediating known risks and leading employee training programs.

Item 2. Properties

Our principal executive office is located at 5 Park Plaza, Suite 1750, Irvine, California 92614. In September 2021, we entered into a lease agreement for 8,000 square feet of office space located at this facility, with a lease term of 36 months beginning in December 2021 and ending in December 2024. We may look for additional or alternate space for our operations, and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million. Odeon claims that it served as the underwriter for Priveterra Acquisition Corp., the special purpose acquisition company with which Old AEON merged with and into in July 2023. Odeon seeks monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts. On November 16, 2023, the Company filed a motion to dismiss certain claims included in Odeon’s complaint.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Market Information

Our common stock trades on NYSE American under the symbol “AEON”. Trading of our common stock commenced on July 24, 2023 in connection with the consummation of our Merger. Prior to that time, there was no established public trading market for our common stock.

Holders

As of March 26, 2024, there were approximately 643 holders of record of our common stock. These numbers do not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

Dividends

The Company has never declared dividends on the Company’s equity securities, and currently does not plan to declare dividends on shares of the Company’s common stock in the foreseeable future. The Company expects to retain future earnings, if any, for use in the operation and expansion of the Company’s business. The payment of cash dividends in the future, if any, will be at the discretion of the Board and will depend upon such factors as earning levels, capital requirements, overall financial condition and any other factors deemed relevant by the Board.

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal year ended December 31, 2023, the Company did not make any unregistered issuances or sales of equity securities that were not reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements and the related notes and other financial information included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in Part I, Item 1A. “Risk Factors” and in the section of this Reported captioned “Cautionary Statement Regarding Forward-Looking Statements”, actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to the business and operations of AEON Biopharma, Inc. and its consolidated subsidiaries prior to the Merger (“Old AEON” or the “Predecessor”) and to AEON Biopharma, Inc. (“AEON”) following the consummation of the Merger.

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

Priveterra was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations. Old AEON was deemed to be the predecessor entity based on an analysis of the criteria outlined in the Accounting Standards Codification 805, Business Combinations. Accordingly, the historical financial statements of Old AEON became the historical financial statements of the combined company upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of Old AEON prior to the Merger (Predecessor); and (ii) the combined results of the Company following the Closing (Successor). The accompanying financial information includes a predecessor period, which includes the periods through July 21, 2023 concurrent with the Merger, and the successor period from July 22, 2023 through December 31, 2023. A black-line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the statements to highlight the lack of comparability between these two periods and differentiate the cut-off of these periods.

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

The FDA accepted our investigational new drug (“IND”) application for ABP-450 as a preventative treatment for migraine in October 2020, and we began treating patients in our Phase 2 clinical study beginning in March 2021. On October 19, 2023, we announced topline results from our Phase 2 clinical trial of ABP-450 for the preventive treatment of episodic migraine. The Phase 2 clinical trial for episodic migraine did not meet its primary endpoint, though it did show statistical significance on multiple secondary and exploratory endpoints, including the percentage of patients achieving a reduction from baseline of at least 50% in monthly migraine days and 75% in monthly migraine days during the weeks 21 to 24 of the treatment period and improvements on certain patient and rating scales. We expect to announce an interim readout of topline data related to the chronic cohort of our Phase 2 migraine study in the second quarter of 2024, with full topline data to be released in the third quarter of 2024.

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

We have never been profitable from operations and, as of December 31, 2023, we had an accumulated deficit of $473.6 million. We have never generated revenue from ABP-450. Losses from operations were $29.6 million, income from operations of $29.6 million and loss from operations of $48.4 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) and for the twelve months ended December 31, 2022, respectively. Consolidated net loss attributable to our common stockholders were $60.7 million, income of $24.0 million and loss of $52.6 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) and for the twelve months ended December 31, 2022, respectively. As of December 31, 2023, we had $5.2 million in cash. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we expect to have sufficient cash to fund our operating plan through June 2024, including $15 million of committed financing related to the issuance of certain Convertible Notes with Daewoong. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Description of the Merger, Forward Purchase Agreements and Convertible Note Subscription

Merger

At the effective time of the Merger (the “Effective Time”), (i) each outstanding share of Old AEON common stock (on an as-converted basis after taking into effect the conversion of the outstanding warrants of Old AEON exercisable for shares of Old AEON preferred stock, the conversion of the shares of Old AEON preferred stock into Old AEON common stock in accordance with the governing documents of Old AEON as of the Effective Time, the conversion of the outstanding convertible notes of Old AEON into Old AEON common stock in accordance with the terms of such convertible notes and after giving effect to the issuance of Old AEON common stock in connection with the merger of ABP Sub, Inc. with and into Old AEON) issued and outstanding immediately prior to the Effective Time converted into the right to receive approximately 2.328 shares of our Class A common stock, par value $0.0001 per share (“common stock”). In addition, each share of Priveterra Class B common stock (“Founder Shares”), par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time converted into one share of common stock (of which 3,450,000 Founder Shares are subject to certain vesting and forfeiture conditions).

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

As a result of becoming a public company, we will need to engage additional resources and/or hire additional staff and implement processes and procedures to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.

Components of Our Results of Operations

Revenue

We have generated no revenue from the sale of products and do not anticipate deriving any product revenue unless and until we receive regulatory approval for, and are able to successfully commercialize, ABP-450.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) expenses consist primarily of compensation for personnel, including stock-based compensation, management, finance, legal, and regulatory functions. Other SG&A expenses include travel expenses, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. We anticipate that our SG&A expenses will increase in the future to support our continued research and development (“R&D”) activities. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of the NYSE American and the SEC, insurance, and investor relations costs. We expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If ABP-450 obtains United States regulatory approval for any indication, we expect that we would incur significantly increased expenses associated with building a sales and marketing team and funding commercial activities.

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

Change in Fair Value of Contingent Consideration

The Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive (loss) income.

Other (Loss) Income, Net

Other (loss) income, net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible notes, forward purchase agreements, warrant liabilities, each described below, at each balance sheet date.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the Predecessor’s consolidated statement of operations and comprehensive (loss) income.

Change in fair value of forward purchase agreement and make whole derivative – The Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. On the line describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor or the Successor as they are not directly attributable to either period but instead were contingent on the Merger. Subsequent changes in the bifurcated derivatives are recorded in the Successor’s consolidated statements of operations and comprehensive (loss) income.

Change in fair value of warrants – Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the Successor’s consolidated statements of operations and comprehensive (loss) income.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2023		2022
	Predecessor January 1 to July 21	Successor July 22 to December 31	Predecessor January 1 to December 31
Operating expenses:
Selling, general and administrative	$9,841	$9,949	$13,675
Research and development	19,803	13,243	34,754
Change in fair value of contingent consideration	—	(52,750)	—
Total operating costs and expenses	29,644	(29,558)	48,429
(Loss) income from operations	(29,644)	29,558	(48,429)
Other (loss) income:
Change in fair value of convertible notes	(19,359)	—	(4,416)
Change in fair value of warrants	—	2,318	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	(11,789)	(8,366)	—
Other income, net	114	536	289
Total other (loss) income, net	(31,034)	(5,512)	(4,127)
(Loss) income before taxes	(60,678)	24,046	(52,556)
Income taxes	—	—	—
(Loss) income and comprehensive (loss) income	$(60,678)	$24,046	$(52,556)
Basic and diluted net (loss) income per share	$(0.44)	$0.65	$(0.38)
Weighted average shares of common stock outstanding used to compute basic and diluted net (loss) income per share	138,848,177	37,159,600	138,848,177

Comparison of the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), to the twelve months ended December 31, 2022 (Predecessor)

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $9.8 million and $9.9 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), respectively, an increase of $6.1 million, or 45%, compared to $13.7 million during the twelve months ended December 31, 2022 (Predecessor). The increase in SG&A expenses was primarily attributable to an increase of $5.0 million in legal expenses and professional fees related to the Merger and $1.1 million of stock-based compensation expense, of which $0.9 million is related to the repricing of stock options in connection with the Merger.

Research and Development (R&D) Expenses

R&D expenses were $19.8 million and $13.2 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), respectively, a decrease of $1.7 million, or 5%, compared to $34.8 million during the twelve months ended December 31, 2022 (Predecessor). The decrease was primarily attributable to $2.7 million decrease in R&D expenses due to wind down of Phase 2 clinical trials related to cervical dystonia in 2023, offset by increases of $0.6 million related to payroll and recruiting in the R&D department and $0.2 million related to stock-based compensation expense, of which $0.1 million is related to the repricing of stock options in connection with the Merger.

Change in Fair Value of Contingent Consideration

The Company recognized a gain of $52.8 million related to the change in the fair value of the contingent consideration liability for the period from July 22, 2023 to December 31, 2023 (Successor). See Note 6 Fair Value Measurements to the consolidated financial statements for further discussion. The gain of $52.8 million is primarily due to decrease in stock price used in the initial valuation of $10.84 to $7.20 at December 31, 2023.

Other Income (Loss), Net

Other income (loss), net was loss of $31.0 million and $5.5 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), respectively, an increase in net other loss of $32.4 million, compared to loss of $4.1 million during the twelve months ended December 31, 2022 (Predecessor). The change is due to loss on fair value of embedded forward purchase agreements and derivative liabilities of $8.4 million (Successor), loss of $19.4 million related to the change in value of convertible notes (Predecessor), income of $2.3 million for change in fair value of warrants (Successor), $11.8 million loss related to the change in fair value of embedded forward purchase agreements and derivative liabilities (Predecessor) compared to the loss during the twelve months ended December 31, 2022 (Predecessor) primarily related to a $4.4 million increase in fair value of convertible notes.

Liquidity and Capital Resources

Our primary sources of capital have been debt financing (Predecessor) and equity financing (Successor). We have experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of December 31, 2023 (Successor), we had reported cash of $5.2 million and an accumulated deficit of $473.6 million.

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

As a result of these conditions, management has concluded that substantial doubt about our ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that the financial statements included in this Report are issued. Our financial information throughout this Report and our financial statements included elsewhere in this Report have been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our consolidated financial statements do not include any adjustments that may result from an unfavorable outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure sources of financing and ultimately attain profitable operations.

Net Cash Used in Operating Activities

Net cash used in operating activities for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) were $21.7 million and $26.1 million, respectively, consisting primarily of a net loss of $60.7 million (Predecessor) and income of $24.0 million (Successor) and non-cash charges of $8.5 million, consisting primarily of $19.4 million related to the change in fair value of the convertible notes (Predecessor), $(2.3) million related to change in fair value of warrants (Successor), $8.4 million related to change in fair value of derivatives (Successor), $(52.8) million related to change in fair value of contingent consideration (Successor) and a $7.0 million non-cash expense related to stock-based compensation for our executives and directors, consisting of $3.2 million (Predecessor) and $3.8 million (Successor); and a decrease in accounts payable of $4.6 million related to timing of payments to our vendors, offset by an increase in accrued expenses and other liabilities of $2.5 million primarily related to increase in clinical trial accrual of $3.0 million.

Net cash used in operating activities for the twelve months ended December 31, 2022 was $35.6 million, consisting primarily of a net loss of $52.6 million and non-cash items of $10.7 million, consisting primarily of $4.4 million related to the change in the fair value of the convertible notes (Predecessor) and a $5.9 million non-cash expense related to stock-based compensation for our executives and directors (Predecessor), and increase of $6.6 million in accounts payable related to timing of payments to our vendors.

Cash Flows from Investing Activities

Net cash used in investing activities for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) were zero for both periods, and $0.3 million for the twelve months ended December 31, 2022 (Predecessor), related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) were $14.0 million and $0, respectively, primarily related to the issuance of convertible notes.

Net cash provided by financing activities for the twelve months ended December 31, 2022 (Predecessor) was $40.5, related to the issuance of convertible notes.

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

In December 2019, we entered into an amendment to the Original 2019 Note Purchase Agreement that provided for the exchange of the Original 2019 Note for a convertible promissory note with a principal amount of $5.0 million. In addition, Dental Innovations was no longer committed to purchase from us an additional promissory note with a principal amount of $5.0 million subject to us issuing and selling an additional promissory note with a principal amount of $5.0 million to a lender not affiliated with Dental Innovations. In December 2019, we issued and sold five additional convertible promissory notes, each with a principal amount of $1.0 million, including one to SCH and one to a member of our Board. All six such convertible promissory notes are referred to as the 2019 Convertible Notes.

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

Subsequent to December 31, 2021, we issued five additional tranches of subordinated convertible promissory notes to A1 on February 18, 2022, March 9, 2022, April 14, 2022, June 3, 2022 and July 1, 2022 (collectively, the “2022 A1 Convertible Notes”), the first four with a principal amount of $3.0 million each and the fifth issued July 1, 2022, for a principal amount of $2.5 million and totaling $14.5 million. The terms of the 2022 A1 Convertible Notes are similar to those of the 2021 A1 Convertible Notes. As of December 31, 2022, the principal balance was $14.5 million, with an estimated fair value of $13.5 million.

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

In April 2023, the contingent warrants were amended to include the merger between AEON and Old AEON as a qualifying listing under the warrant agreement, which stated that the holders of the contingent warrants would exercise the warrants, and that the holders would receive 85% of the shares the holders would have been entitled to receive via the previous warrant agreement. The contingent warrants were cancelled at the same time the convertible notes were converted to shares of the Company’s stock. The Company determined that the contingent warrants amendment modified the settlement provision in the 2019 Convertible Notes. The Company determined that the amendment should be accounted for as a debt extinguishment. Since the noteholders were both shareholders of Old AEON and Evolus and Alphaeon Credit, the debt extinguishment was accounted for as a capital transaction on the April 2023 modification date. As such, due to the warrant modification, the Predecessor recognized a $5.2 million reduction to the underlying fair value of the convertible notes and recorded a corresponding increase of $5.2 million to additional paid in capital during the period from January 1, 2023 to July 21, 2023 (Predecessor).

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

As of December 31, 2022, the principal amount outstanding (excluding the PIK Principal) under the Daewoong Convertible Notes and the 2022 Daewoong Note was $60.0 million, with an estimated fair value of $67.3 million.

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

On July 21, 2023, the Company was obligated to pay to each Seller separately the Prepayment Amount required under its respective Forward Purchase Agreement, except that since the Prepayment Amount payable to a Seller was to be paid from the purchase of the Additional Shares by such Seller pursuant to the terms of its respective FPA Funding Amount PIPE Subscription Agreement, such amount was netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller were to be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. Therefore, the aggregate Prepayment Amount of $66.7 million was netted against the proceeds paid from the purchase of the Additional Shares in the aggregate by the Sellers pursuant to the FPA Funding Amount PIPE Subscription Agreements. We did not have access to the Prepayment Amount immediately following the Closing and, pursuant to the FPA Termination Agreements, the Sellers will retain the Prepayment Amount in full, which may adversely affect our liquidity and capital needs. At Closing, the Prepayment Amount of $66.7 million was recorded as Subscription Receivables on the Successor’s consolidated balance sheets at present value of $60.7 million, with the $6.0 million being recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 3 Forward Merger).

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

The Company accounts for the Contingent Consideration Shares as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive (loss) income, while the founder shares were recorded to equity. As of December 31, 2023 (Successor), the contingent consideration liability was $104.4 million. The Company utilized the Probability-

Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the successor period July 22, 2023 to December 31, 2023, the Company recognized $52.8 million in income related to the change in fair value of contingent consideration on the Successor’s consolidated statements of operations and comprehensive (loss) income.

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

Fair Value Option

We elected to account for our convertible promissory notes, warrants, forward purchase agreement and contingent consideration, which met the required criteria, at fair value at inception. Subsequent changes in fair value are recorded as a component of other (loss) income in the consolidated statements of operations and comprehensive (loss) income or as a component of other comprehensive income (loss) for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the liabilities are expensed as incurred.

Acquired in-Process Research and Development

The Company records costs incurred in obtaining technology licenses to research and development expense as acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The Company used a Multi-Period Excess Earnings Method under the Income Approach for the valuation of IPR&D. The valuation is subject to inputs and assumptions that have variability, including, but not limited to, the discount rate used, the total addressable market for each potential drug, market penetration assumptions, and the estimated timing of commercialization of the drugs. Changes in these inputs and assumptions could have a significant impact on the fair value of the IPR&D. The IPR&D recorded at the Closing was written off and is included on the line in the consolidated financial statements (see Note 3 Forward Merger to the consolidated financial statements).

Contingent Consideration (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive (loss) income. The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. The valuation is subject to inputs and assumptions that have variability, including stock price and milestone probabilities. As stock price and/or probabilities of achieving the milestones increases or decreases, this may result in an increase or decrease, respectively, in the liability.

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

Warrants (Successor)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive (loss) income. The Company utilized the publicly reported market price of the public warrants to value the warrant liability. The valuation is subject to inputs and assumptions that have variability, including market price of warrants, and changes in warrant price may result in an increase or decrease in the liability.

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

JOBS Act; Smaller Reporting Company

We are an emerging growth company, as defined in the Securities Act, as modified by the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. In particular, in this Report, we have provided only two years of audited financial statements and have not included all of the executive compensation- related information that would be required if we were not an emerging growth company. Section 102(b)(2) of the JOBS Act allows us to delay adoption of the new or revised accounting standards until those standards apply to non-public business entities. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

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

Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued accounting pronouncements that apply to us in Note 2 of the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 185)	100

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 42)	101

Consolidated Balance Sheets as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor)	102

Consolidated Statements of Operations and Comprehensive (Loss) Income for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) and for the year ended December 31, 2022 (Predecessor)	103

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) and for the year ended December 31, 2022 (Predecessor)	104

Consolidated Statements of Cash Flows for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) and for the year ended December 31, 2022 (Predecessor)	105

Notes to Consolidated Financial Statements	106

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of AEON Biopharma, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AEON Biopharma, Inc. and subsidiary (the Company) as of December 31, 2023 (Successor), the related consolidated statements of operations and comprehensive (loss) income, convertible preferred stock and stockholders’ deficit, and cash flows for the periods from January 1, 2023 through July 21, 2023 (Predecessor), and July 22, 2023 through December 31, 2023 (Successor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 (Successor), and the results of its operations and its cash flows for the periods from January 1, 2023 through July 21, 2023 (Predecessor), and July 22, 2023 through December 31, 2023 (Successor), in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2023.

San Diego, California

March 29, 2024

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of AEON Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AEON Biopharma, Inc. (Old AEON) (the Company) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations, has a net capital deficiency, negative cash flows from operations since inception, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2023.

Irvine, California

March 9, 2023

AEON BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	Successor	Predecessor
	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash	$5,158	$9,746
Prepaid expenses and other current assets	1,064	92
Total current assets	6,222	9,838
Property and equipment, net	332	431
Operating lease right-of-use asset	262	475
Other assets	29	34
Total assets	$6,845	$10,778
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,388	$7,805
Accrued clinical trials expenses	5,128	2,051
Accrued compensation	943	1,112
Other accrued expenses	3,590	740
Current portion of convertible notes at fair value, including related party amount of $0 and $38,834 at December 31, 2023 and December 31, 2022, respectively	—	70,866
Total current liabilities	13,049	82,574
Convertible notes at fair value, including related party amount of $0 and $23,132, at December 31, 2023 and December 31, 2022, respectively	—	60,426
Operating lease liability	—	242
Warrant liability	1,447	—
Contingent consideration liability	104,350	—
Embedded forward purchase agreements and derivative liabilities	41,043	—
Total liabilities	159,889	143,242
Commitments and contingencies
Convertible preferred stock issuable in series, $0.0001 par value; 44,666,035 shares authorized as of December 31, 2022; 21,257,708 shares issued and outstanding at December 31, 2022; liquidation preference of $141,920 at December 31, 2022	—	137,949
Stockholders’ Deficit:
AEON Biopharma, Inc. stockholders’ deficit:
Class A common stock, $0.0001 par value; 500,000,000 and 207,450,050 shares authorized, 37,159,600 and 138,848,177 shares issued and 37,159,600 and 138,825,356 shares outstanding at December 31, 2023 and December 31, 2022, respectively	4	14
Additional paid-in capital	381,264	187,348
Subscription receivables	(60,710)	—
Accumulated deficit	(473,602)	(474,839)
Treasury stock, at cost, 0 and 22,821 shares at December 31, 2023 and December 31, 2022, respectively	—	(23)
Total AEON Biopharma, Inc. stockholders’ deficit	(153,044)	(287,500)
Non-controlling interest	—	17,087
Total stockholders' deficit	(153,044)	(270,413)
Total liabilities, convertible preferred stock and stockholders' deficit	$6,845	$10,778

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2023		2022
	Predecessor January 1 to July 21	Successor July 22 to December 31	Predecessor January 1 to December 31
Operating expenses:
Selling, general and administrative	$9,841	$9,949	$13,675
Research and development	19,803	13,243	34,754
Change in fair value of contingent consideration	—	(52,750)	—
Total operating costs and expenses	29,644	(29,558)	48,429
(Loss) income from operations	(29,644)	29,558	(48,429)
Other (loss) income:
Change in fair value of convertible notes	(19,359)	—	(4,416)
Change in fair value of warrants	—	2,318	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	(11,789)	(8,366)	—
Other income, net	114	536	289
Total other (loss) income, net	(31,034)	(5,512)	(4,127)
(Loss) income before taxes	(60,678)	24,046	(52,556)
Income taxes	—	—	—
(Loss) income and comprehensive (loss) income	$(60,678)	$24,046	$(52,556)
Basic and diluted net (loss) income per share	$(0.44)	$0.65	$(0.38)
Weighted average shares of common stock outstanding used to compute basic and diluted net (loss) income per share	138,848,177	37,159,600	138,848,177

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Convertible				Additional					Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Shares	Amount	Interest	Deficit
Balance as of January 1, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(474,839)	(22,821)	$(23)	$17,087	$(270,413)
Net loss	—	—	—	—	—	—	(60,678)	—	—	—	(60,678)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	3,235	3,235
Debt extinguishment due to warrant modification	—	—	—	—	17,036	—	—	—	—	—	17,036
Balance as of July 21, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(535,517)	(22,821)	$(23)	$20,322	$(310,820)

Balance as of July 22, 2023 (Successor)	—	$—	37,159,600	$4	$377,498	$(60,710)	$(497,648)	—	$—	$—	$(180,856)
Net income	—	—	—	—	—	—	24,046	—	—	—	24,046
Stock-based compensation expense	—	—	—	—	3,766	—	—	—	—	—	3,766
Balance as of December 31, 2023 (Successor)	—	$—	37,159,600	$4	$381,264	$(60,710)	$(473,602)	—	$—	$—	$(153,044)

Balance as of January 1, 2022 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(422,283)	(22,821)	$(23)	$11,120	$(223,824)
Net loss	—	—	—	—	—	—	(52,556)	—	—	—	(52,556)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	5,967	5,967
Balance as of December 31, 2022 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(474,839)	(22,821)	$(23)	$17,087	$(270,413)

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Year Ended
	December 31,
	2023		2022
	Predecessor January 1 to July 21	Successor July 22 to December 31	Predecessor January 1 to December 31
Cash flows from operating activities:
Net (loss) income	$(60,678)	$24,046	$(52,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54	45	68
Write-off of deferred offering costs	—	—	331
Stock-based compensation expense	3,235	3,766	5,892
Change in fair value of convertible notes	19,359	—	4,416
Change in fair value of warrants	—	(2,318)	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	11,789	8,366	—
Change in fair value of contingent consideration	—	(52,750)	—
Other	—	—	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36	(693)	(66)
Accounts payable	(248)	(4,342)	6,613
Accrued expenses and other liabilities	4,736	(2,204)	(105)
Other assets and liabilities	(28)	3	(174)
Net cash used in operating activities	(21,745)	(26,081)	(35,584)
Cash flows from investing activities:
Purchases of property and equipment	—	—	(306)
Net cash used in investing activities	—	—	(306)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	14,000	—	44,500
Repayment of convertible notes	—	—	(3,992)
Net cash provided by financing activities	14,000	—	40,508
Net (decrease) increase in cash	(7,745)	(26,081)	4,618
Cash at beginning of period	9,746	31,238	5,128
Cash at end of period	$2,001	$5,157	$9,746

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the Closing, Priveterra shares were listed on Nasdaq as “PMGM.” The post-Merger Company common stock and warrants commenced trading on the NYSE American under the symbols “AEON” and “AEON WS,” respectively, on July 24, 2023. See Note 3 Forward Merger for additional details.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of December 31, 2023, the Successor reported cash of $5.2 million and an accumulated deficit of $473.6 million. The Company expects to incur losses and use cash in its operations for the foreseeable future. Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all. As a result of these conditions, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that these consolidated financial statements are issued.

The Company expects to seek additional funding in the form of equity financings or debt, however, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders.

The preparation of these consolidated financial statements does not include any adjustments that may result from the outcome of this uncertainty. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its controlled subsidiaries.

On July 21, 2023, AEON completed the Merger with Old AEON, with Old AEON surviving the merger as a wholly-owned subsidiary of the Company, the accounting acquirer. The transaction was accounted for as a forward merger asset acquisition.

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to Old AEON, AEON Biopharma Sub, Inc. (“Predecessor”), and for the periods after the Closing, refers to AEON Biopharma, Inc., including AEON Biopharma Sub, Inc. (“Successor”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable. AEON Biopharma Sub, Inc. was deemed to be the predecessor entity. Accordingly, the historical financial statements of AEON Biopharma Sub, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of AEON Biopharma Sub, Inc. prior to the Merger and (ii) the combined results of the Company, including AEON Biopharma Sub, Inc., following the Closing. The accompanying financial statements include a Predecessor period, which includes the period through July 21, 2023 concurrent with the Merger, and a Successor period from July 22, 2023 through December 31, 2023. A black line between the Successor and Predecessor periods has been placed in the consolidated financial statements and in the tables to the notes to the consolidated financial statements to highlight the lack of comparability between these two periods.

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

As of December 31, 2023 and December 31, 2022, the Company operates and manages its business as one operating and reportable segment.

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

The Company relies on Daewoong Pharmaceutical Co., Ltd. (“Daewoong”), a South Korean pharmaceutical manufacturer, as an exclusive and sole supplier to manufacture the Company’s source material for product candidates. Any termination or loss of significant rights, including exclusivity, under the Company’s license and supply agreement with Daewoong (the “Daewoong Agreement”) would materially and adversely affect the Company’s commercialization of its products. See Note 7 Commitments and Contingencies for a discussion of the Daewoong Agreement.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s furniture and fixtures are depreciated on a straight-line basis over a period of seven years. Equipment is depreciated over a useful life of five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the related lease term. Property and equipment, net, as of December 31, 2022 and December 31, 2023 are as follows (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2023	2022
Furniture and fixtures	$199	$199
Equipment	237	237
Leasehold improvements	66	66
Property and equipment	502	502
Accumulated depreciation	(170)	(71)
Property and equipment, net	$332	$431

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	December 31,
	2023	2022
	Successor	Predecessor
Legal expenses	$1,867	$—
Excise tax liability	569	—
Operating lease liability - short term portion	278	257
Daewoong vial usage	33	202
Remaining other accrued expenses	843	281
Total other accrued expenses	$3,590	$740

Convertible Notes (Predecessor)

The Company elected to account for its Predecessor convertible promissory notes at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value were recorded as a component of non-operating loss in the Predecessor’s consolidated statements of operations and comprehensive (loss) income or as a component of other comprehensive (loss) income for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred. The convertible promissory notes were converted into shares of the Company’s common stock at the Closing.

Contingent Consideration (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms (as further defined in Note 6) and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive (loss) income.

Forward Purchase Agreements (Successor)

Based on the applicable guidance in ASC 480, ASC 815, ASC 505, Equity (“ASC 505”) and Staff Accounting Bulletin Topic 4.E, Receivables from Sale of Stock (“SAB 4E”), the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. On the line describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor or the Successor as they are not directly attributable to either period but instead were contingent on the Merger. For more information, see Note 3 Forward Merger. Subsequent changes in the bifurcated derivatives are recorded in the Successor’s consolidated statements of operations and comprehensive (loss) income.

Warrants (Successor)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized in the Successor’s consolidated statements of operations and comprehensive (loss) income.

Convertible Preferred Stock (Predecessor)

The Company recorded its Predecessor convertible preferred stock at their respective issuance price, less issuance costs on the dates of issuance. The convertible preferred stock is classified outside of permanent equity as temporary equity in the accompanying Predecessor’s consolidated balance sheets. Although the convertible preferred stock is not redeemable at the holder’s option, upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock may have the right to receive their liquidation preference to any distribution of the proceeds under the terms of the Company’s amended and restated certificate of incorporation. The Company has not adjusted the carrying values of the convertible preferred stock to the liquidation preferences of such shares since it is uncertain whether or when a redemption event will occur. Subsequent adjustments to increase the carrying values to the redemption values will be made only when it becomes probable that such redemption will occur. As part of the Merger, each share of Old AEON common stock issued with respect to the Old AEON convertible preferred stock was converted into approximately 2.328 shares of common stock and the right to receive a pro-rata portion of the contingent consideration.

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

The Company accrues the expenses for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services. Payments made to outside service providers in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. There have been no material adjustments to the Company’s estimates for clinical trial expenses through December 31, 2022 (Predecessor) and December 31, 2023 (Successor).

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

The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital or noncontrolling interest in the consolidated balance sheets and in selling, general and administrative or research and development expenses in the consolidated statements of operations and comprehensive (loss) income. All stock-based compensation costs are recorded in the consolidated statements of operations and comprehensive (loss) income based upon the underlying employee’s role within the Company.

Noncontrolling Interest (Predecessor)

ABP Sub Inc., the Predecessor’s wholly owned subsidiary, granted stock options to certain employees and nonemployee consultants of ABP Sub Inc. The Company accounts for stock-based compensation expense recognized by ABP Sub Inc. as an increase in noncontrolling interest in the accompanying consolidated financial statements. At the Closing, all such shares were either canceled or converted into AEON shares. See Note 11 Share-based Compensation for more information.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations and comprehensive (loss) income. Any accrued interest and penalties related to uncertain tax positions will be reflected as a liability in the consolidated balance sheets.

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

Since the Company was in a loss position for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and for the twelve months ended December 31, 2022, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive common shares was anti-dilutive. For the periods from July 22, 2023 to December 31, 2023 (Successor), the impact of the options and non-vested RSU’s were anti-dilutive, and as such, there was no difference between the weighted-average number of shares used to calculate basic and diluted earnings per share for the periods presented.

Basic and diluted net loss per share for the year ended December 31, 2022 was calculated as follows (in thousands, except share and per share amounts):

Year ended December 31, 2022 (Predecessor)
Net loss available to common stockholders	$(52,556)
Weighted average common shares outstanding, basic and diluted	138,848,177
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)

Basic and diluted net loss per share for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) were calculated as follows (in thousands, except share and per share amounts):

Period from January 1, 2023 to July 21, 2023 (Predecessor)
Net loss available to common stockholders	$(60,678)
Weighted average common shares outstanding, basic and diluted	138,848,177
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)

Period from July 22, 2023 to December 31, 2023 (Successor)
Net income available to common stockholders	$24,046
Weighted average common shares outstanding, basic and diluted	37,159,600
Net income per share attributable to common stockholders, basic and diluted	$0.65

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive impact:

	December 31,
	2023	2022
	Successor	Predecessor
Warrants	14,479,999	—
Contingent consideration	16,000,000	—
Contingent founder shares	3,450,000	—
Convertible preferred stock outstanding	—	21,257,708
Convertible preferred stock warrants outstanding	—	342,011
Common stock options and restricted stock units	4,888,537	9,694,890
	38,818,536	31,294,609

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued an accounting standards update (ASU 2016-13) that amended the guidance on the measurement of credit losses on financial instruments. The guidance amended the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain financial instruments. In November 2019, the FASB issued an update to the guidance to defer the effective date for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those years. The Predecessor adopted this standard in the first quarter of 2023. The adoption of this standard did not have an impact on the Company’s consolidated financial statements or related disclosures.

In August 2020, the FASB issued an accounting standards update that simplified the accounting for certain financial instruments with characteristics of liabilities and equity by reducing the number of accounting models for convertible debt and convertible preferred stock instruments. It also amended the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modified how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The guidance will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020 but only if the adoption is as of the beginning of a fiscal year. The Predecessor adopted this standard on January 1, 2023. The adoption of this standard did not have an impact on the Company’s consolidated financial statements or related disclosures.

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

In connection with the Merger, on January 6, 2023, Priveterra and Old AEON entered into separate subscription agreements for convertible notes with each of Alphaeon 1 LLC (“A1”) and Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) (collectively, the “Original Committed Financing Agreements”), pursuant to which A1 and Daewoong agreed to purchase, and Priveterra and Old AEON agreed to sell to each of them, up to $15 million and $5 million, respectively, aggregate of principal of interim convertible notes or equity. Further, on June 8, 2023, Old AEON and Priveterra entered into a committed financing agreement with A1 (the “Additional Committed Financing Agreement”), pursuant to which A1 agreed to purchase, and Priveterra and Old AEON agreed to sell to A1, up to an additional $20 million aggregate principal of interim convertible notes or equity. Pursuant to such agreement, Old AEON issued $14 million of interim convertible notes to A1 in the first and second quarters of 2023. The notes were subsequently measured at fair value under a fair value option election, with changes in fair value reported in earnings of the Predecessor (Old AEON). Conversion of the notes was contingent and automatically convertible on the Merger, and 2,226,182 shares of Priveterra Class A common stock were issued on the Closing Date in settlement of their conversion. The proceeds from the interim convertible notes were used to fund Old AEON’s operations through the consummation of the Merger. Additionally, approximately $25 million was received on the Closing Date in exchange for an aggregate of 3,571,429 shares of Priveterra Class A common stock at $7.00 per share that were issued under the Original Committed Financing Agreements and Additional Committed Financing Agreements, and was reflected “on the line” in the Successor’s opening accumulated deficit.

On April 27, 2023, Priveterra and AEON amended the Business Combination Agreement. Concurrently with the amendment to the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. See Note 6 Fair Value Measurements for additional information. The fair value of the contingent consideration at the Closing was valued to be $125.7 million, and is included in the purchase price. Additionally, the Successor assumed the Predecessor’s 2019 Incentive Award Plan, and as such, the fair value of the replacement awards of $13.3 million were included in purchase consideration, $11.5 million related to stock options and $1.8 million related to restricted stock units. See Note 11 Share-Based Compensation for additional information.

Asset Acquisition Method of Accounting

The Merger was accounted for using the asset acquisition method in accordance with U.S. GAAP. Under this method of accounting, Priveterra was considered to be the accounting acquirer based on the terms of the Merger. Upon consummation of the Merger, the cash on hand resulted in the equity at risk being considered insufficient for Old AEON to finance its activities without additional subordinated financial support. Therefore, Old AEON was considered a Variable Interest Entity (“VIE”) and the primary beneficiary of Old AEON was treated as the accounting acquirer. Priveterra held a variable interest in Old AEON and owned 100% of Old AEON’s equity. Priveterra was considered the primary beneficiary as it has the decision-making rights that gives it the power to direct the most significant activities. Also, Priveterra retained the obligation to absorb the losses and/or receive the benefits of Old AEON that could have potentially been significant to Old AEON. The Merger was accounted for as an asset acquisition as substantially all of the fair value was concentrated in IPR&D, an intangible asset. Old AEON’s assets (except for cash) and liabilities were measured at fair value as of the transaction date. Consistent with authoritative guidance on the consolidation of a VIE that is not considered a business, differences in the total purchase price and fair value of assets and liabilities are recorded as a gain or loss to the consolidated statement of operations. The loss on the consolidation of the VIE is reflected “on the line” in the Successor’s opening accumulated deficit.

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

The following is a summary of the purchase price calculation (in thousands except share and per share data).

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

The allocation of the purchase price was as follows (in thousands).

Cash	$2,001
Net working capital (excluding cash)	(16,182)
Other assets and liabilities	775
Acquired in-process research and development	348,000
Net assets acquired	334,594
Loss on consolidation of VIE	7,553
Total purchase price	$342,147

In connection with the Merger, the transactions that occurred concurrently with the closing date of the Merger were reflected “on the line”. “On the line” describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor nor the Successor as they are not directly attributable to either period but instead were contingent on the Merger. The opening cash balance in the Successor’s consolidated statement of cash flow of $31.2 million consists of cash from Priveterra of $29.2 million and Old AEON $2.0 million. The number of shares of common stock issued and amounts recorded on the line within stockholders’ deficit are reflected below to arrive at the opening consolidated balance sheet of the Successor.

		Common shares	Common stock amount	Subscription Receivable	APIC	Accumulated Deficit

Priveterra closing equity as of July 21, 2023		557,160	$—	$—	$5,937	$(12,897)
Shares issued as Consideration in the Merger	Note 1	16,500,000	2	—	192,189	—
Merger Consideration - Shares issued for Interim Convertible Notes related to Committed Financing	Note 5	2,226,182	—	—	24,132	—
Stock-Compensation for Class B Founder Shares	Note 3	6,900,000	1	—	68,972	(68,972)
Forward Purchase Agreements	Note 6	6,275,000	1	(60,710)	66,714	(38,255)
Issuance of Make-Whole derivative	Note 6	—	—	—	—	(427)
Shares issued in New Money PIPE Subscription Agreements	Note 6	1,001,000	—	—	10,844	(6,433)
Shares issued for Committed Financing	Note 6	3,571,429	—	—	38,714	(13,714)
Contingent Founder Shares	Note 6	—	—	—	(31,401)	—
Acquired IPR&D and Loss on Consolidation of VIE	Note 3	—	—	—	—	(355,553)
Other Miscellaneous		128,829	—	—	1,397	(1,397)
Total		37,159,600	$4	$(60,710)	$377,498	$(497,648)

The Sponsor, in connection with Priveterra’s IPO, purchased 6,900,000 shares of Class B common stock (the “Founder Shares”) for $25,000 (approximately $0.004 per share). These shares had no value until Priveterra effected the Merger. Upon the Merger, the Founder Shares automatically converted to shares of common stock. This conversion was solely contingent upon the completion of the Merger, a performance condition, and did not include any future service requirements. As such, the grant date fair value of the 6,900,000 shares was expensed in the amount of $69.0 million and is presented “on the line.” Pursuant to the terms of the Sponsor Support Agreement, as amended, effective at the Closing, 50% of the Founder Shares (i.e., 3,450,000 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in this Sponsor Support Agreement. As such, the fair value at Closing of the remaining 3,450,000 shares with vesting conditions in the amount of $31.4 million was reclassified from additional paid-in capital to contingent consideration liability on the accompanying Successor’s consolidated balance sheet.

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

Due to certain embedded features within the 2019 Convertible Notes, the Predecessor elected to account for the 2019 Convertible Notes and all their embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the Predecessor’s consolidated statements of operations and comprehensive (loss) income or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the 2019 Convertible Notes were expensed as incurred.

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

During the periods from January 1, 2023 to July 21, 2023 (Predecessor) and the twelve months ended December 31, 2022, the Predecessor recognized $1.6 million and $1.7 million, respectively, of expense related to the increase in the fair value of the 2019 Convertible Notes. As of December 31, 2022 (Predecessor), the principal amount outstanding under the 2019 Convertible Notes was $6.0 million, with an estimated fair value of $16.2 million. The 2019 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and were recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3 Forward Merger).

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

Due to certain embedded features within the SCH Convertible Note, the Predecessor elected to account for the SCH Convertible Note and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the Predecessor’s consolidated statements of operations and comprehensive (loss) income or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, any direct costs and fees related to the SCH Convertible Note were expensed as incurred.

Additionally, the 2020 Strathspey Crown note’s maturity date was extended from January 2, 2023 to December 29, 2023. The original note had a principal of $17.5 million. Upon the original maturity date, the total due was $30.6 million. The interest rate was increased from 0.0% to 15.79% on the total of $30.6 million from the original maturity date to the new maturity date.

During the periods from January 1, 2023 to July 21, 2023 (Predecessor) and the twelve months ended December 31, 2022, the Predecessor recognized $4.2 million and $2.1 million, respectively, of expense related to the increase in the fair value of the SCH Convertible Note. As of December 31, 2022, the principal amount outstanding under the SCH Convertible Note was $17.5 million, with an estimated fair value of $25.1 million.

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

The SCH Convertible Note was converted into shares of the Successor’s common stock at the Closing and was recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3 Forward Merger).

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

Due to certain embedded features within the 2021 A1 Convertible Notes, the Predecessor elected to account for the 2021 A1 Convertible Notes and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the accompanying Predecessor’s consolidated statements of operations and comprehensive (loss) income or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk.

During the periods from January 1, 2023 to July 21, 2023 (Predecessor) and the year ended December 31, 2022, the Predecessor recognized $(3.0) million and $0.6 million, respectively, of (expense) income related to the (increase) decrease in the fair value of the 2021 A1 Convertible Notes. As of December 31, 2022, the principal amount outstanding under the 2021 A1 Convertible Notes was $10 million, with an estimated fair value of $8.7 million. The 2021 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

During the year ended December 31, 2022, the Predecessor issued five additional tranches of subordinated convertible promissory notes to A1 on February 18, 2022, March 9, 2022, April 14, 2022, June 3, 2022 and July 1, 2022 (collectively, the “2022 A1 Convertible Notes”), the first four with a principal amount of $3.0 million each and the fifth issued July 1, 2022, for a principal amount of $2.5 million and totaling $14.5 million. The terms of the 2022 A1 Convertible Notes were similar to those of the 2021 A1

Convertible Notes. During the periods from January 1, 2023 to July 21, 2023 (Predecessor) and the year ended December 31, 2022, the Predecessor recognized $4.2 million and $1.0 million, respectively, of expense related to the increase in the fair value of the 2022 A1 Convertible Notes. As of December 31, 2022, the principal balance was $14.5 million, with an estimated fair value of $12.2 million. The 2022 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

Additionally, on March 30, 2022, the Predecessor amended the 2021 A1 Convertible Notes and the convertible notes issued on February 18, 2022 and March 9, 2022 to remove the discount rate associated with the automatic conversion of any outstanding convertible notes into shares of common stock in connection with an initial public offering.

On March 6, 2023, the Predecessor entered into an agreement with A1, pursuant to which the Predecessor issued subordinated convertible promissory notes to A1 with an aggregate principal amount of $6.0 million (“March 2023 A1 Convertible Notes”) that matured on the earlier of (x) the date of the consummation of the Merger and (y) December 29, 2023. The March 2023 A1 Convertible Notes bore interest at 15.79%, based on simple interest daily, unless issued at least five days prior to maturity date. The March 2023 A1 Convertible Notes had similar terms to the 2021 A1 Convertible Notes and 2022 A1 Convertible Notes and were unsecured and subordinated to the Predecessor’s other convertible notes. During the period from January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor recognized $10.1 million of expense related to the increase in the fair value of the March 2023 A1 Convertible Notes. The March 2023 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and was recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3 Forward Merger).

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

Due to certain embedded features within the Daewoong Convertible Notes, the Predecessor elected to account for the Daewoong Convertible Notes, including the paid-in-kind principal and interest, and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the Predecessor’s consolidated statements of operations and comprehensive (loss) income or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, any direct costs and fees related to the Daewoong Convertible Notes were expensed as incurred.

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

During the periods from January 1, 2023 to July 21, 2023 (Predecessor) and the year ended December 31, 2022, the Predecessor recognized $3.7 million and $(2.2) million, respectively, of income (expense) related to the decrease (increase) in the fair value of the Daewoong Convertible Notes. As of December 31, 2022, the principal amount outstanding (excluding the PIK Principal) under the Daewoong Convertible Notes was $60 million, with an estimated fair value of $53.5 million. The Daewoong Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

Note 6.    Fair Value Measurements

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying value of cash, accounts payable, accrued liabilities and convertible notes approximate fair value because of the short-term nature of those instruments. There were no convertible notes outstanding at December 31, 2023. The following are other financial assets and liabilities that are measured at fair value on a recurring basis.

Convertible Notes at Fair Value (Predecessor)

Due to certain embedded features within the convertible notes, the Predecessor elected the fair value option to account for its convertible notes, including any paid-in-kind principal and interest, and the embedded features. During the periods from January 1, 2023 to July 21, 2023 (Predecessor) and the year ended December 31, 2022, the Predecessor recognized $19.4 million and $4.4 million, respectively, of expense related to the increase in the fair value of the convertible notes. As of December 31, 2022, the principal amount outstanding under the convertible notes was $111 million, with an estimated fair value of $131.3 million. The convertible notes were converted into shares of the Successor’s common stock at the Closing. See Note 4 Related Party Transactions (Predecessor) and Note 5 Daewoong Convertible Notes (Predecessor) for more information on the convertible notes.

The fair value of the convertible notes was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various initial public offering, settlement, equity financing, corporate transaction and dissolution scenarios. The significant unobservable input assumptions that can significantly change the fair value included (i) the weighted average cost of capital, (ii) the timing of payments, (iii) the discount for lack of marketability, (iv) the probability of certain corporate scenarios, and (v) the long-term pretax operating margin. During the period from January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor utilized discount rates ranging from 15% to 40% and 15% to 45%, respectively, reflecting changes in the Predecessor’s risk profile, time-to-maturity probability, and key terms when modified to the convertible notes. As of the Closing, the fair value of the convertible notes immediately prior to their conversion was based on the fair value of the Company's shares to be received by the holders using the market price of the shares at Closing.

Preferred Stock Warrant Liability (Predecessor)

In 2016, in connection with an earlier debt issuance that has been subsequently settled, the Predecessor issued to one of its investors, Longitude Venture Partners II, L.P. (“Longitude”), warrants to purchase 342,011 shares of the Predecessor’s Series B convertible preferred stock at an exercise price of $7.3097 per share. The Predecessor accounted for the warrants as a liability, which were initially recorded at their fair value of $0.8 million on the date of issuance and are subject to remeasurement at each subsequent balance sheet date. Any change in fair value of the warrants as a result of the remeasurement was recognized as a component of other (loss) income, net in the accompanying Predecessor’s consolidated statements of operations and comprehensive (loss) income.

The fair value of the warrant liability is determined based on Level 3 inputs using the Black-Scholes option-pricing model, which includes expected volatility, risk-free interest rate, expected life and expected dividend yield. The warrant liability was not material as of December 31, 2022 (Predecessor) and there were no material changes in fair value for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and the year ended December 31, 2022 (Predecessor). The preferred stock warrants expired prior to the Closing.

Forward Purchase Agreements (Successor)

On June 29, 2023, Priveterra and Old AEON entered into the Forward Purchase Agreements with each of (i) ACM ARRT J LLC (“ACM”) and (ii) Polar Multi-Strategy Fund (“Polar”) (each of ACM and Polar, individually, a “Seller”, and together, the “Sellers”) for OTC Equity Prepaid Forward Transactions. For purposes of each Forward Purchase Agreement, Priveterra is referred to as the “Company” prior to the consummation of the Merger, while AEON is referred to as the “Company” after the consummation of the Merger. As described below in Note 12 Subsequent Events, the Forward Purchase Agreements were terminated on March 18, 2024.

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

On July 21, 2023, the Company was obligated to pay each Seller separately the Prepayment Amount required under its respective Forward Purchase Agreement, except that since the Prepayment Amount payable to a Seller was to be paid from the purchase of the Additional Shares by such Seller pursuant to the terms of its respective FPA Funding Amount PIPE Subscription Agreement, such amount was netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller were to be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. Therefore, the aggregate Prepayment Amount of $66.7 million was netted against the proceeds paid from the purchase of the Additional Shares in the aggregate by the Sellers pursuant to the FPA Funding Amount PIPE Subscription Agreements. We did not have access to the Prepayment Amount immediately following the Closing and, pursuant to the termination of the Forward Purchase Agreements as described below in Note 12 Subsequent Events, the Sellers will retain the Prepayment Amount in full, which may adversely affect our liquidity and capital needs. The Prepayment Amount of $66.7 million was recorded at its present value of $60.7 million as Subscription Receivables, which reduced stockholders’ deficit on the Successor’s consolidated balance sheets. The $6.0 million difference between the subscription receivables and the present value of the subscription receivables at Closing was reflected as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 3 Forward Merger).

Prior to the termination of the Forward Purchase Agreements as described below in Note 12 Subsequent Events, the redemption price per share in the Forward Purchase Agreements was subject to a reset price (the "Reset Price"). The Reset Price was initially the redemption price per share of $10.63 per share. Beginning 90 days after the Closing, the Reset Price became subject to monthly resets, to be the lowest of (a) the then-current Reset Price, (b) $10.63 and (c) the 30-day volume-weighted average price of the Company’s Common Stock immediately preceding such monthly reset. The monthly resets of the Reset Price were subject to a floor of $7.00 per share (the “Reset Price Floor”); however, if during the term of the Forward Purchase Agreements, the Company were to sell or issue any shares of Common Stock or securities convertible or exercisable for shares of Common Stock at an effective price of less than the Reset Price (a “Dilutive Offering”), then the Reset Price would have immediately reset to the effective price of such offering and the Reset Price Floor would be eliminated. Additionally, in the event of a Dilutive Offering, the maximum number of shares available under the Forward Purchase Agreements could have been increased if the Dilutive Offering occurred at a price below $10.00 per shares. The maximum number of shares would have been reset to equal 7,500,000 divided by a number equal to the offering price in the Dilutive Offering divided by $10.00.

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

Based on the applicable guidance in ASC 480, ASC 815, ASC 505 and SAB 4E, the Company has determined that each of its Forward Purchase Agreements entered in connection with the Merger was a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative of $32.3 million and the loss on issuance of $6.0 million recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 3 Forward Merger). Subsequent changes in the bifurcated derivatives are recorded in the Successor’s consolidated statements of operations and comprehensive (loss) income. For the period from July 22, 2023 to December 31, 2023 (Successor), the Company recorded a loss related to the change in fair value of derivatives of $8.4 million. The Company utilized the Monte-Carlo valuation model to value the forward purchase agreements at Closing date and as of December 31, 2023. The following table summarizes the significant inputs as of the valuation dates:

	December 31,	July 21,
	2023	2023

Stock Price	$7.20	$10.84
Expected volatility	52.00%	55.00%
Risk-free interest rate	4.48%	4.82%
Expected life (in years)	1.56	2
Expected dividend yield	—	—

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

Based on the terms of the Letter Agreements, and applicable guidance in ASC 815 and SAB 5.T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”, the Company has determined that the make-whole provision in the Letter Agreements is a freestanding financial instrument and a derivative instrument. The Company has recorded the derivative liability and measured it at fair value with the initial value of the derivative of $0.4 million recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 3 Forward Merger). Subsequent changes in fair value of the make-whole provision are recorded in the Successor’s consolidated statements of operations and comprehensive (loss) income. As of December 31, 2023 (Successor), the make-whole provision derivative liability was $0.7 million, included in the embedded forward purchase agreements and derivative liabilities on the Successor’s consolidated balance sheets. For the period from July 22, 2023 to December 31, 2023 (Successor), the Company recorded a loss related to the change in fair value of the make-whole provision derivative liability of $0.3 million.

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

The Company accounts for the Contingent Consideration Shares as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive (loss) income, while the founder shares not subject to restrictions and forfeiture provisions were recorded to equity. As of December 31, 2023 (Successor), the contingent consideration liability was $104.4 million.

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the successor period July 22, 2023 to December 31, 2023, the Company recognized $52.8 million in income related to the change in fair value of contingent consideration on the Successor’s consolidated statements of operations and comprehensive (loss) income.

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

The warrants are accounted for as a liability at the Closing with changes in the fair value through December 31, 2023 recorded to the Successor’s consolidated statement of operations. The Company utilized the publicly reported market price of the public warrants to value the warrant liability at $1.4 million as of December 31, 2023 (Successor). For the Successor period from July 22, 2023 to December 31, 2023, the income from the change in fair value of warrants was $2.3 million.

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

Based on the terms of the Settlement Agreement, the Top-off Right is a freestanding financial instrument, and is accounted for as a derivative liability pursuant to ASC 815. Accordingly, the Company recognized a loss of $11.8 million in the Predecessor period, reflecting the change in fair value through the Closing Date. At the Closing, the derivative liability was derecognized, and the issuance of the Top-off Shares was recognized as purchase consideration in the Successor’s opening additional paid-in capital (see Note 3 Forward Merger).

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Embedded Forward Purchase Agreement and Make Whole Derivative
	(Level 3)	(Level 1)	(Level 3)	(Level 3)
Predecessor
Balance, December 31, 2022	$131,292	$-	$-	$-
Issuance of convertible notes	14,000	-	-	-
Change in fair value	19,359	-	-	-
Conversion to common shares	(164,651)	-	-	-
Balance, July 21, 2023	-	-	-	-

Successor
Balance, July 22, 2023	-	3,765	157,100	32,677
Additions	-	-	-	-
Change in fair value	-	(2,318)	(52,750)	8,366
Balance, December 31, 2023	$-	$1,447	$104,350	$41,043

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

The following table summarizes supplemental balance sheet information related to the operating lease as of December 31, 2023 (in thousands):

Minimum lease payments by fiscal year
2024	$292
Total future minimum lease payments	292
Less: Imputed interest	(14)
Present value of lease payments	278
Less: Current portion (included in other accrued expenses)	(278)
Noncurrent operating lease liability	$—
Operating lease right-of-use asset	$262
Remaining lease term in years	0.9
Discount rate	10%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), and the year ended December 31, 2022 (Predecessor) (in thousands).

	Year Ended
	December 31,
	2023		2022
	Predecessor January 1, 2023 to July 21, 2023	Successor July 22, 2023 to December 31, 2023	Predecessor
Cost of operating leases	$153	$122	$279
Cash paid for operating leases	180	129	248

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

The Company has accrued $0.2 million and a de minimus amount for ABP-450 supplies as of December 31, 2022 (Predecessor) and December 31, 2023 (Successor), respectively.

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

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million. Odeon claims that it served as the underwriter for Priveterra Acquisition Corp., the special purpose acquisition company with which Old AEON merged with and into in July 2023. Odeon seeks monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts. On November 16, 2023, the Company filed a motion to dismiss certain claims included in Odeon’s complaint.

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Note 2 Summary of Significant Accounting Policies for additional information.

Note 8.    Income Taxes

The Company’s loss before income taxes was entirely generated from its U.S. operations. As a result of its continuing losses, the Company had no provision for income taxes in the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), and the twelve months ended December 31, 2022 (Predecessor).

As of December 31, 2023 and 2022, the Company had federal net operating loss (“NOL”) carryforwards of $87.3 million and $67.5 million, respectively, which will begin to expire in 2036. The Company had state NOLs of $116.2 million and $67.4 million as of December 31, 2023 and 2022, respectively, which will begin to expire in 2034. As of December 31, 2023 and 2022, the Company has federal research and development (“R&D”) credit carryforwards of $6.1 million and $3.9 million, respectively, which will begin to expire in 2039. As of December 31, 2023 and 2022, the Company also has California R&D credit carryforwards of $4.4 million and $3.0 million, respectively, which have an indefinite carryforward period.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards and the R&D credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards and R&D credit carryforwards before utilization and may be material. As of December 31, 2023, the Company has not determined to what extent a potential ownership change will impact the annual limitation that may be placed on the Company’s utilization of its NOL carryovers and R&D credit carryforwards. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact the Company’s effective tax rate.

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued compensation	$271	$296
Accrued other expense	—	123
Stock compensation	1,647	5,303
Start-up costs and other intangibles	12,230	13,727
Net operating losses	28,613	20,131
Lease liability	83	157
Other deferred assets	23	32
Capitalized Research and Development Expenses	11,264	6,387
	54,131	46,156
Less: valuation allowance	(53,978)	(45,929)
Total deferred tax assets	153	227
Deferred tax liabilities:
Depreciation	(75)	(89)
ROU Asset	(78)	(138)
Total deferred tax liabilities	(153)	(227)
Net deferred income taxes	$—	$—

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	December 31,
	2023	2022
Income tax at statutory rate	21.0%	21.0%
Convertible notes	(11.1)	(1.8)
Contingent consideration	30.2	—
Forward purchase agreements	(11.5)	—
Warrants	1.3	—
Stock compensation	(2.0)	(0.5)
Officers compensation	(5.5)	—
Transaction costs	(7.9)	—
Change in valuation allowance	(14.5)	(18.7)
Effective tax rate	0.0%	0.0%

A reconciliation of unrecognized tax benefits at the beginning and end of 2023 and 2022 is as follows (in thousands):

	December 31,
	2023	2022
Balance, beginning of year	$11,061	$7,270
Increases due to current year tax positions	3,609	3,791
Decreases due to prior year tax positions	—	—
Balance, end of year	$14,670	$11,061

The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits should be established of $14.7 million and $11.1 million as of December 31, 2023 and 2022, respectively. The Company’s effective income tax rate would not be impacted if the unrecognized tax benefits are recognized. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2023. The Company’s tax returns for all years since inception are open for audit.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

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

The holders of the convertible preferred stock had various rights and preferences as follows:

Voting Rights

The holders of each share of convertible preferred stock, prior to the conversion of the preferred stock in connection with the Closing, previously had the right to one vote for each share of common stock into which such preferred stock could be converted, and with respect to such vote, such holder had full voting rights and powers equal to the voting rights and powers of the holders of common stock. Prior to the conversion of the preferred stock in connection with the Closing, each holder of the convertible preferred stock was entitled to vote, together with holders of common stock, with respect to any question upon which holders of common stock had the right to vote.

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

Redemption

The convertible preferred stock was not mandatorily redeemable. The Company classified the convertible preferred stock as temporary equity on the accompanying Predecessor’s consolidated balance sheets as these shares could be redeemed upon the occurrence of certain change in control events that are outside of the Company’s control.

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

At the effective time of the Merger (the “Effective Time”), (i) each outstanding share of Old AEON common stock (on an as-converted basis after taking into effect the conversion of the outstanding warrants of Old AEON exercisable for shares of Old AEON preferred stock, the conversion of the shares of Old AEON preferred stock into Old AEON common stock in accordance with the governing documents of Old AEON as of the Effective Time, the conversion of the outstanding convertible notes of Old AEON into Old AEON common stock in accordance with the terms of such convertible notes and after giving effect to the issuance of Old AEON common stock in connection with the merger of ABP Sub, Inc. with and into Old AEON) issued and outstanding immediately prior to the Effective Time converted into the right to receive approximately 2.328 shares of the Company’s common stock. In addition, each share of Priveterra Class B common stock (“Founder Shares”), par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time converted into one share of common stock (of which 3,450,000 Founder Shares are subject to certain vesting and forfeiture conditions).

Successor

As of December 31, 2023 (Successor), the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 500,000,000 shares of common stock at a par value of $0.0001 per share. As of December 31, 2023 (Successor), 37,159,600 shares were issued and outstanding. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board. As of December 31, 2023 (Successor), no cash dividend has been declared to date. Each share of common stock is entitled to one vote. See to Note 3 Forward Merger for more information on the number of shares of common stock outstanding immediately following the Merger.

Common Stock Reserved

The table below summarizes the Company’s reserved common stock for further issuance as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor):

	December 31,
	2023	2022

Conversion of convertible preferred stock	—	21,257,708
Stock options issued and outstanding	3,846,972	9,694,890
Restricted stock units (unvested)	1,012,994	—
Shares available for future issuance under the stock incentive plan	3,536,710	27,884,000
Warrants	14,479,999	—
Contingent consideration	16,000,000	—
Convertible preferred stock warrants outstanding	—	342,011
Total common stock reserved	38,876,675	59,178,609

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

The following table summarizes stock option activity under the Predecessor’s 2013 Stock Incentive Plan:

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

All awards were vested prior to 2022. As such during the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), and the year ended December 31, 2022, the Company did not recognize share-based compensation expense related to stock options granted under the 2013 Stock Incentive Plan. As of December 31, 2022 and December 31, 2023, there was no unrecognized compensation expense related to non-vested stock options.

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

In connection with the Merger, the Successor assumed the 2019 Incentive Award Plan and all options and RSU awards that were outstanding immediately prior to the Merger were converted into substantially similar awards covering shares of the Successor’s common stock based on a conversion ratio of approximately 77.65 to 1 share. Additionally, the exercise price for the awards were repriced to $10.00 for all options. The options and RSU awards have lock-up provisions of one year from the Closing. The fair value of the replacement awards that were vested, based on the value immediately prior to the Merger, of $13.3 million were included as purchase consideration (see Note 3 Forward Merger for additional information). The remaining value of the replacement awards will be recognized in the successor period as compensation expense over the remaining vesting period, which includes stock-based compensation expense of $1.0 million recorded in the successor period for the impact of the stock option repricing.

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

At the Closing, ABP had granted options to purchase a total of 45,130 ABP Sub options which converted into options to purchase 3,515,219 shares of the Company’s common stock, and a total of 15,059 RSU awards, which converted into RSU awards covering 1,169,366 shares of the Company’s common stock. Of such RSU awards, 127,801 RSUs accelerated vesting concurrently with the Merger. As such, the Company included an additional $1.8 million in purchase consideration (see Note 3 Forward Merger for additional information). Additionally, of such RSU awards, 466,468 RSU’s contained performance-based vesting criteria based on the achievement of the same milestones as the contingent consideration (see Note 6 Fair Value Measurements for additional information). As of December 31, 2023, the milestones 1 and 2 were determined to be probable, and the Company expenses the proportionate RSU’s over the vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone. For the period from July 22, 2023 to December 31, 2023 (Successor), the Company has recognized $0.4 million in selling, general and administrative expenses and a de minimus amount in research and development expenses associated with such performance based RSU’s in the Successor’s consolidated statement of operations.

The following table summarizes stock option activity under 2019 Incentive Award Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Predecessor
Outstanding, January 1, 2022	38,172	$986.36
Options granted	16,437	898.58
Options forfeited	(9,075)	965.92
Outstanding, December 31, 2022	45,534	958.75
Exercisable, December 31, 2022	23,155	$958.86

Outstanding, January 1, 2023	45,534	$958.75
Options granted	—	—
Options forfeited	(404)	1,021.98
Outstanding, July 21, 2023	45,130	959.06
Exercisable, July 21, 2023	30,968	$956.64

Successor
Outstanding, July 22, 2023 (converted)	3,515,219	$10.00
Options granted	—	—
Options forfeited	—	—
Outstanding, December 31, 2023	3,515,219	10.00
Exercisable, December 31, 2023	—	$—

There were no options granted in the 2019 Incentive Plan during 2023. The weighted average fair value of options granted during the year ended December 31, 2022 was $488.02. There were no options granted in 2023.

As of December 31, 2022 and December 31, 2023, the weighted average remaining contractual life of options outstanding and options exercisable was 8.1 years and 7.1 years.

During the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), and the twelve months ended December 31, 2022 (Predecessor), the Company recognized $2.7 million, $2.4 million and $5.9 million, respectively, of share-based compensation expense related to stock options granted.

As of December 31, 2022 and December 31, 2023, total unrecognized compensation expense related to nonvested stock options was $12.3 million and $4.9 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 24 months and 10 months, respectively.

The following table summarizes restricted stock units activity under the 2019 Incentive Award Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Successor
Outstanding, July 22, 2023	—	$—
Granted	1,169,366	10.84
Vested	(127,801)	10.84
Forfeited	(28,571)	10.84
Outstanding, December 31, 2023	1,012,994	$10.84

During the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), the Company recognized $0.5 million and $0.8 million, respectively, of share-based compensation expense related to restricted stock units granted.

As of December 31, 2023, total unrecognized compensation expense related to nonvested restricted stock units was $9.6 million, which is expected to be recognized over the weighted-average remaining requisite service period of 31 months.

AEON Biopharma Inc 2023 Incentive Award Plan

In connection with the Merger, the Company’s Board adopted, and its stockholders approved, the 2023 Plan, which became effective upon the consummation of the Merger, that provides for the granting of nonqualified stock options, restricted stock and stock appreciation rights to employees, members of the Board and non-employee consultants. The 2023 Plan will remain in effect until July 3, 2033, the tenth anniversary of the date the Company’s stockholders approved the 2023 Plan, unless earlier terminated. Stock options granted generally expire ten years after their original date of grant and generally vest between three years to four years with equal installments vesting on each anniversary of the grant date, subject to continued service through the applicable vesting date.

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

Weighted
Average
	Number of	Exercise
	Shares	Price

Outstanding, July 22, 2023	—	$—
Options granted	331,753	5.47
Options forfeited	—	—
Outstanding, December 31, 2023	331,753	$5.47
Exercisable, December 31, 2023	—	$—

The weighted average fair value of options granted in 2023 was $3.18. The weighted average remaining contractual life of options outstanding and options exercisable was 9.6 years. During the periods from July 22, 2023 to December 31, 2023 (Successor), the Company recognized $0.1 million of share-based compensation expense related to stock options granted. As of December 31, 2023, total unrecognized compensation expense related to nonvested stock options was $0.9 million, which is expected to be recognized over the weighted-average remaining requisite service period of 35 months.

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

During the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), and the twelve months ended December 31, 2022 (Predecessor), the Company recognized $2.8 million, $3.1 million and $5.9 million, respectively, of share-based compensation expense in selling, general and administrative expenses, respectively, and $0.4 million, $0.8 million and $1.3 million, respectively, in research and development expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

The fair value of stock options under the 2019 Stock Incentive Award Plan was estimated using the following assumptions:

	December 31,
	2023	2022

Expected volatility	57%	47% – 61%
Risk-free interest rate	4.1% – 4.4%	1.87% – 3.92%
Expected life (in years)	3.00-6.25	5.75 – 6.25
Expected dividend yield	—	—

Fair Value of the Underlying Common Stock.    For Predecessor periods, since the Predecessor’s common stock was not traded in a public stock market exchange, the Board considered numerous factors including new business and economic developments affecting the Predecessor and independent appraisals, when appropriate, to determine the fair value of the Predecessor’s common stock. Independent appraisal reports were prepared using valuation techniques, such as discounted cash flow analyses, from which a discount factor for lack of marketability was applied. This determination of the fair value of the common stock was performed on a contemporaneous basis. The Board determined the Company’s common stock fair value on an as needed basis. For Successor periods, the fair value of the stock price is the closing price for the Company’s common stock as reported on the NYSE American.

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

Note 12.    Subsequent Events

The Company has further evaluated subsequent events for recognition and remeasurement purposes as of and for the twelve months ended December 31, 2023. After review and evaluation, management has concluded that there were no material subsequent events as of the date that the financial statements were available to be issued, except as discussed below.

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

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2023. Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weaknesses in internal control over financial reporting as described below.

Our certifying officers concluded that the Company did not have an effective risk assessment over complex transactions due to the lack of sufficient and qualified resources. This led to a deficiency in the design and implementation of controls to review data inputs used in the valuation of financial instruments. The material weaknesses resulted in a restatement of our financial statements as described in the Explanatory Note to the Quarterly Report Form 10Q/A filed on March 29, 2024.

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

Changes in Internal Control over Financial Reporting

Management has continued to take action to remediate the material weaknesses during the annual period ended December 31, 2023. However, the material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Other than described above, there has not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the year to which this Report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations of Internal Controls

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

Item 9B. Other Information

During the fiscal year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding director, officers and corporate governance is incorporated by reference to the information under the caption “Directors, Executive Officers and Corporate Governance” that will be included in the AEON Biopharma, Inc. 2024 Proxy Statement.

Item 11. Executive Compensation

The information regarding executive compensation is incorporated by reference to the information under the caption “Executive Compensation” that will be included in the AEON Biopharma, Inc. 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership and related stockholder matters are incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Related Stockholder Matters” that will be included in the AEON Biopharma, Inc. 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information regarding related party transactions and director independence are incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” and “Director Independence” that will be included in the AEON Biopharma, Inc. 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information regarding principal accountant fees and services is incorporated by reference to the information under the caption “Principal Accountant Fees and Services” that will be included in the AEON Biopharma, Inc. 2024 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Form 10-K.
(1)	Financial Statements: See Item 8, “Financial Statements and Supplementary Data” for a list of financial statements.
(2)	Financial Statement Schedules: All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.
(3)	Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is set form in Item 15(b) below.
(b)	Exhibits: See Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description
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

10.11	Consulting Agreement, by and between AEON Biopharma, Inc. and Eric Carter, M.D., dated January 30, 2020, and amended on January 30 2020 and September 30, 2020
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97†	AEON Biopharma, Inc. Policy for Recovery of Erroneously Awarded Compensation
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
*

The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

+	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: March 29, 2024

AEON BIOPHARMA, INC.

By:	/s/ Marc Forth
Name:	Marc Forth
Title:	President, Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc Forth and Peter Reynolds as such individual’s true and lawful attorney in fact and agent with full power of substitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney in fact, proxy and agent, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Forth	President, Chief Executive Officer and Director	March 29, 2024
Marc Forth	(Principal Executive Officer)

/s/ Peter Reynolds	Chief Financial Officer	March 29, 2024
Peter Reynolds	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jost Fischer	Chairman of the Board	March 29, 2024
Jost Fischer

/s/ Shelley Thunen	Director	March 29, 2024
Shelley Thunen

/s/ Robert Palmisano	Director	March 29, 2024
Robert Palmisano

/s/ Eric Carter	Director	March 29, 2024
Eric Carter