Form 10-K/A
period 2023-12-31
AEON Biopharma, Inc.
filed 2024-05-14
CIK 1837607

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Class A common stock on The Nasdaq Stock Market LLC on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $14.2 million.

As of May 9, 2024, there were 39,122,238 of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which the registrant filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

AEON Biopharma, Inc.  (the “Company,” “AEON,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2023 (this “Annual Report”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Original Annual Report”), and its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2023, filed with the SEC on March 29, 2024 (as amended, the “Original Quarterly Report”). The Original Annual Report and Original Quarterly Report should no longer be relied upon.

Background of Restatement

As previously reported by the Company in a Current Report on Form 8-K filed with the SEC, on May 1, 2024, the Board of Directors of the Company (the “Board”), based on the recommendation of, and after consultation with, the Company’s management, concluded that the Company’s previously issued financial statements as of and for the years ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed on March 29, 2024 (the “Form 10-K”), and previously issued financial statements as of and for the three and nine months ended September 30, 2023, included in the Company’s Quarterly Report on Form 10-Q/A filed on March 29, 2024 (as amended, the “Form 10-Q”) and its Registration Statement on Form S-1 (File No. 333-274094) filed on April 2, 2024 (as amended, the “Registration Statement”), should no longer be relied upon due to an identified error. Similarly, any previously furnished or filed reports, related earnings releases, investor presentations or similar communications describing the Company’s financial results for the year ended December 31, 2023 and for the three and nine months ended September 30, 2023 should no longer be relied upon.

This Annual Report includes financial statements that amend and restate the Company’s audited consolidated statements of operations and comprehensive loss for the periods from July 22, 2023 to December 31, 2023 (Successor), audited consolidated statements of convertible preferred stock and stockholders’ deficit for the periods from July 22, 2023 to December 31, 2023 (Successor), audited consolidated statement of cash flows for the periods from July 22, 2023 to December 31, 2023 (Successor), and its unaudited condensed consolidated statements of operations and comprehensive loss for the periods from July 22, 2023 to September 30, 2023 (Successor), unaudited consolidated statements of convertible preferred stock and stockholders’ deficit for the periods from July 22, 2023 to September 30, 2023 (Successor), unaudited consolidated statement of cash flows for the periods from July 22, 2023 to September 30, 2023 (Successor), along with certain related notes to such restated consolidated financial statements. For discussions of the restatement and the impact on the specific accounts included in this Annual Report, please refer to Note 3 and Note 4, respectively, to the audited financial statements included in this Annual Report.

The following summarizes the nature and effect of the identified error:

◾	The Company recorded the write-off of the acquired in-process research and development (“IPR&D) “on the line” at the close of the Merger in the Successor’s opening accumulated deficit. Upon further review, the Company determined the acquired IPR&D should have been reflected in the Successor’s opening balance sheet at the close of the Merger and the subsequent write-off should have been recognized in the consolidated statement of operations and comprehensive loss for the Successor period. This error resulted in non-cash corrections to increase the loss reported on the Company’s consolidated statement of operations and comprehensive loss for the Successor periods from July 22, 2023 to September 30, 2023 and July 22, 2023 to December 31, 2023 by $348.0 million.

The error had no impact on our cash balances or operating cash flows for the periods indicated.

Internal Control Considerations

In connection with the error identified, our management has determined that material weaknesses existed as of December 31, 2023.  For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Annual Report.

Clawback Policy Considerations

In connection with the error identified, our management has performed a recovery analysis and determined there was no incentive-based compensation tied to financial performance for any of our executive officers during the relevant recovery period. As such, there are no amounts to be recovered.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (this “Report”) contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the anticipated growth rate and market opportunities of AEON Biopharma, Inc. (“AEON”);
●	the ability to maintain the listing of Class A common stock and the warrants on NYSE American;
●	AEON’s public securities’ potential liquidity and trading;
●	AEON’s ability to raise financing in the future;
●	AEON’s success in retaining or recruiting, or changes required in, officers, key employees or directors;
●	factors relating to the business, operations and financial performance of AEON, including:
●	the initiation, cost, timing, progress and results of research and development activities, preclinical studies or clinical trials with respect to AEON’s current and potential future product candidates;
●	AEON’s ability to identify, develop and commercialize its main product candidate, botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”);
●	AEON’s ability to obtain a Biologics License Application for therapeutic uses of ABP-450;
●	AEON’s ability to advance its current and potential future product candidates into, and successfully complete, preclinical studies and clinical trials;
●	AEON’s ability to obtain and maintain regulatory approval of its current and potential future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	AEON’s ability to obtain funding for its operations;
●	AEON’s ability to obtain and maintain intellectual property protection for its technologies and any of its product candidates;
●	AEON’s ability to successfully commercialize its current and any potential future product candidates;
●	the rate and degree of market acceptance of AEON’s current and any potential future product candidates;
●	regulatory developments in the United States and international jurisdictions;
●	potential liability, lawsuits and penalties related to AEON’s technologies, product candidates and current and future relationships with third parties;
●	AEON’s ability to attract and retain key scientific and management personnel;
●	AEON’s ability to effectively manage the growth of its operations;

●	AEON’s ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements, particularly its license and supply agreement with Daewoong Pharmaceutical Co., LTD. (the “Daewoong Agreement”);
●	AEON’s ability to compete effectively with existing competitors and new market entrants;
●	potential effects of extensive government regulation;
●	AEON’s future financial performance and capital requirements;
●	AEON’s ability to implement and maintain effective internal controls;
●	the impact of supply chain disruptions; and
●	the impact of macroeconomic developments beyond our control, such as health epidemics or pandemics, macro-economic uncertainties, social unrest, hostilities, natural disasters or other catastrophic events, on AEON’s business, including its preclinical studies, clinical studies and potential future clinical trials.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing our proprietary botulinum toxin complex, ABP-450, for debilitating medical conditions, with an initial focus on the neurosciences market. We have completed a Phase 2 study of ABP-450 for the treatment of cervical dystonia and are conducting a Phase 2 study of ABP-450 for the treatment of both chronic and episodic migraine. The topline data from the episodic migraine cohort of the Phase 2 study was reported in October 2023 and interim topline data from the chronic migraine cohort of the Phase 2 study was reported in May 2024. ABP-450 is the same botulinum toxin complex that is currently approved and marketed for cosmetic indications by Evolus under the name Jeuveau. ABP-450 is manufactured by Daewoong in compliance with cGMP in a facility that has been approved by the FDA, Health Canada and EMA. We have exclusive development and distribution rights for therapeutic indications of ABP-450 in the United States, Canada, the European Union, the United Kingdom, and certain other international territories. We have built a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

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

In October 2023, we announced topline results from our Phase 2 clinical trial of ABP-450 for the preventive treatment of episodic migraine. The Phase 2 clinical trial for episodic migraine did not meet its primary endpoint, though it did show statistical significance on multiple secondary and exploratory endpoints, including the percentage of patients achieving a reduction from baseline of at least 50% in monthly migraine days and 75% in monthly migraine days during the weeks 21 to 24 of the treatment period and improvements on certain patient and rating scales. ABP-450 demonstrated a favorable safety profile for patients with episodic migraine. We believe the totality of the data provides evidence of a dose response favoring the higher 195U dose and lends support to our decision to progress ABP-450 into Phase 3 with respect to migraine. We held an end-of-phase 2 meeting with the FDA with respect to the episodic cohort to discuss the protocol and study design for Phase 3 in the first quarter of 2024. On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company will continue to evaluate the complete dataset and determine the next steps in the development of ABP-450. Additionally, the Company has immediately commenced cash preservation measures and will review all strategic options.

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

Our Phase 2 clinical study utilizes our patented injection protocol that contemplates 26 injections in the head and neck, which would represent a decrease in the number of injections comparative to the current Botox label by approximately 30% and which would further represent differentiated injection locations for ABP-450 as compared to the current Botox label. Similar to the Botox chronic migraine indication, which contemplates titration up to 195 units with up to 39 injections, we are evaluating the effect of administering up to 195 units with up to 26 injections. We believe that our injection protocol will show equivalent efficacy and durability to the currently approved paradigm by utilizing novel injection sites and techniques to effectively target sensory nerve pathways implicated in migraine to reduce stimuli to the trigeminal complex. Furthermore, by eliminating or changing some injection sites, it may decrease the risk of patients experiencing the most common side effects of muscle weakness in the neck and eyelid ptosis. As of February 10, 2023, the double-blind safety data for ABP-450 in the preventive treatment of patients with chronic migraine included 4 patients (out of 190 episodic migraine patients) and 2 patients (out of 128 chronic migraine patients) who experienced neck pain, and no observed instances of muscular weakness or eyelid ptosis.

We believe that our patented injection protocol (U.S. Patent No. 11,826,405) differentiates ABP-450 from Botox as a third-line therapy for the prevention of chronic migraine and would establish a new treatment option for the prevention of episodic migraine, thereby addressing a broader patient population. We also believe treatment with ABP-450 provides an opportunity for improved safety and tolerability of treatment as compared to our competitors. Beyond potential mitigation of some of the risk of common adverse events associated with Botox’s approved injection regimen, which include eyelid ptosis, neck pain and muscle weakness, our novel injection protocol is also designed to simplify the administration of ABP-450. We believe our proposed treatment protocol, combined with our exclusive focus on therapeutic indications and the same 900 kDa property as Botox, could create a compelling pharmacoeconomic opportunity to payors, while enhancing the physician and patient treatment experience.

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

On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company will continue to evaluate the complete dataset and determine the next steps in the development of ABP-450. The expected cost of the Phase 2 clinical study with respect to migraine is between $45.0 million and $55.0 million. The expected cost of the Phase 2 open-label extension study with respect to migraine is between $30.0 million and $40.0 million. As of the date of this Report, we expect to have sufficient cash to fund our operating plan through June 2024, including $15 million of committed financing related to the issuance of certain Convertible Notes with Daewoong. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We are actively attempting to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine and any Phase 3 trials for migraine, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Our Strategy

Our goal is to change patients’ lives by enhancing the therapeutic botulinum toxin treatment paradigm for patients suffering from debilitating conditions. To achieve this goal, we plan to:

•Develop and Seek Regulatory Approval for ABP-450 in Our Initial Indications. Our primary focus is on the development of ABP-450 for the initial indications of migraine and cervical dystonia. We have initiated enrollment and dosing in our Phase 2 clinical study evaluating ABP-450 for the preventative treatment of migraine. In October 2023, we announced topline results from our Phase 2 clinical trial of ABP-450 for the preventive treatment of episodic migraine. On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company will continue to evaluate the complete dataset and determine the next steps in the development of ABP-450. We have completed our Phase 2 clinical study evaluating ABP-450 for the treatment of cervical dystonia and reported topline data for this clinical study in September 2022. We plan to focus our available resources on the further development of ABP-450 for migraine. As of the date of this Report, we expect to have sufficient cash to fund our operating plan through June 2024, including $15 million of committed financing related to the issuance of certain Convertible Notes with Daewoong. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We are actively attempting to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.
•Prioritize Completion of Our Phase 2 Clinical Study for Chronic Migraine. We plan to primarily focus our resources on the Phase 2 clinical study for chronic migraine as we believe migraine represents the largest market for therapeutic indication. On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company will continue to evaluate the complete dataset and determine the next steps in the development of ABP-450.
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

The FDA has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review, and such decision could result in a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of BLAs. The FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. Priority review designation will direct overall attention and resources to the evaluation of applications for products that, if approved, would be significant improvements in the safety or effectiveness of the treatment, diagnosis, or prevention of serious conditions compared to available therapies. The review process may be extended by the FDA for three additional months to consider certain late-

submitted information or information intended to clarify information already provided in the submission. The FDA reviews a BLA to determine, among other things, whether a product candidate is safe and effective for its intended use, and whether the facility in which it is manufactured, processed, packed and held meets regulatory standards designed to assure and preserve the product’s identity, safety, strength, potency, quality, and purity. The FDA may also refer applications for novel biologics products or biologics products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee but often follows some or all of its recommendations.

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

Because we have not yet received regulatory approvals, we are not permitted to market ABP-450 for therapeutic use in the United States or in any other territory, and as such, we have not generated any revenue from sales of ABP-450 to date. We have recorded losses from operations of $29.6 million, $318.4 million and $48.4 million for the periods January 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to December 31, 2023 (Successor) and for the year ended December 31, 2022, respectively; and we have net losses of $60.7 million, $324.0 million and $52.6 million for the periods January 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to December 31, 2023 (Successor) and for the year ended December 31, 2022, respectively. As a result of our ongoing losses, as of December 31, 2023 (Successor), we had an accumulated deficit of $473.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for, and begin to commercialize, ABP-450, if approved. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of common stock and our ability to raise capital and continue operations.

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
•the timing of our sale and issuance of the second Convertible Note in the principal amount of $10.0 million, pursuant to a subscription agreement (the “Subscription Agreement”), dated as of March 19, 2024, with Daewoong relating to our sale and issuance of senior secured convertible notes (each, a “Convertible Note” and together, the “Convertible Notes”) in the principal amount of up to $15.0 million;
•the terms of any conversion of the senior secured convertible notes (each, a “Convertible Note” and together, the “Convertible Notes”) sold and issued to Daewoong pursuant to a subscription agreement (the “Subscription Agreement”) in the principal amount of up to $15.0 million, into shares of common stock, subject to certain conditions and limitations set forth in each Convertible Note;
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

We are currently pursuing three main therapeutic indications for ABP-450, and our business presently depends entirely on our ability to obtain regulatory approvals for ABP-450 for our planned indications and to successfully commercialize it in a timely manner. To date, as an organization, we have completed one clinical study related to the therapeutic use of ABP-450 for the treatment of cervical dystonia. In October 2023, we announced topline results from our Phase 2 clinical trial of ABP-450 for the preventive treatment of episodic migraine. The Phase 2 clinical trial for episodic migraine did not meet its primary endpoint, though it did show statistical significance on multiple secondary and exploratory endpoints, including the percentage of patients achieving a reduction from baseline of at least 50% in monthly migraine days and 75% in monthly migraine days during the weeks 21 to 24 of the treatment period and improvements on certain patient and rating scales. On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints.

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

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical studies as we did with the chronic cohort of our Phase 2 migraine study in May 2024, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular study. Interim and preliminary data for the studies we may complete are subject to the risk that one or more clinical outcomes may materially change as patient enrollment continues or more patient data become available. Interim and preliminary data may be underpowered to show statistical separation from placebo and may result in missed endpoints, as was the case with our preliminary top-line results from the planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Interim, topline and preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data previously published. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated, and any interim, topline or preliminary data should be viewed with caution until final data is available. Material adverse changes in the final data could result in significant harm to our business prospects.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing our proprietary botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”) for debilitating medical conditions, with an initial focus on the neurology and gastroenterology markets. We plan to develop ABP-450 to address the estimated $3.0 billion global therapeutic botulinum toxin market, which is projected to grow to $4.4 billion in 2027, according to the Decision Resources Group Therapeutic Botulinum Toxin Market Analysis Global as of 2021. We recently completed a Phase 2 study of ABP-450 for the treatment of cervical dystonia and have an ongoing Phase 2 study of ABP-450 for the treatment of both chronic and episodic migraine. The topline data from the episodic migraine cohort of the Phase 2 study was reported in October 2023 and interim topline data from the chronic migraine cohort of the Phase 2 study was reported in May 2024. ABP-450 is the same botulinum toxin complex that is currently approved and marketed for cosmetic indications by Evolus, Inc. under the name Jeuveau in the United States and Nuceiva in Canada and the European Union. ABP-450 is manufactured by Daewoong Pharmaceutical Co. Ltd. (“Daewoong”) in compliance with current good manufacturing processes (“cGMP”) in a facility that has been approved by the U.S. Food and Drug Administration (the “FDA”), Health Canada and the European Medicines Agency (“EMA”). We have exclusive development and distribution rights for therapeutic indications of ABP-450 in the United States, Canada, the European Union, the United Kingdom, and certain other international territories. We have built a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

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

The FDA accepted our investigational new drug (“IND”) application for ABP-450 as a preventative treatment for migraine in October 2020, and we began treating patients in our Phase 2 clinical study beginning in March 2021. On October 19, 2023, we announced topline results from our Phase 2 clinical trial of ABP-450 for the preventive treatment of episodic migraine. The Phase 2 clinical trial for episodic migraine did not meet its primary endpoint, though it did show statistical significance on multiple secondary and exploratory endpoints, including the percentage of patients achieving a reduction from baseline of at least 50% in monthly migraine days and 75% in monthly migraine days during the weeks 21 to 24 of the treatment period and improvements on certain patient and rating scales. On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company will continue to evaluate the complete dataset and determine the next steps in the development of ABP-450.

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

We have never been profitable from operations and, as of December 31, 2023, we had an accumulated deficit of $473.6 million. We have never generated revenue from ABP-450. Losses from operations were $29.6 million, $318.4 million and $48.4 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) and for the twelve months ended December 31, 2022, respectively. Consolidated net loss attributable to our common stockholders were $60.7 million, $324.0 million and $52.6 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) and for the twelve months ended December 31, 2022, respectively. As of December 31, 2023, we had $5.2 million in cash. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we expect to have sufficient cash to fund our operating plan through June 2024, including $15 million of committed financing related to the issuance of certain Convertible Notes with Daewoong. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Change in Fair Value of Contingent Consideration

The Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive loss.

Other (Loss) Income, Net

Other (loss) income, net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible notes, forward purchase agreements, warrant liabilities, each described below, at each balance sheet date.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the Predecessor’s consolidated statement of operations and comprehensive loss.

Change in fair value of forward purchase agreement and make whole derivative – The Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. On the line describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor or the Successor as they are not directly attributable to either period but instead were contingent on the Merger. Subsequent changes in the bifurcated derivatives are recorded in the Successor’s consolidated statements of operations and comprehensive loss.

Change in fair value of warrants – Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the Successor’s consolidated statements of operations and comprehensive loss.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2023		2022
	Predecessor January 1 to July 21	Successor July 22 to December 31	Predecessor January 1 to December 31
		(As restated)
Operating expenses:
Selling, general and administrative	$9,841	$9,949	$13,675
Research and development	19,803	13,243	34,754
Acquired in-process research and development	—	348,000	—
Change in fair value of contingent consideration	—	(52,750)	—
Total operating costs and expenses	29,644	318,442	48,429
Loss from operations	(29,644)	(318,442)	(48,429)
Other (loss) income:
Change in fair value of convertible notes	(19,359)	—	(4,416)
Change in fair value of warrants	—	2,318	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	(11,789)	(8,366)	—
Other income, net	114	536	289
Total other loss, net	(31,034)	(5,512)	(4,127)
Loss before taxes	(60,678)	(323,954)	(52,556)
Income taxes	—	—	—
Net loss and comprehensive loss	$(60,678)	$(323,954)	$(52,556)
Basic and diluted net loss per share	$(0.44)	$(8.72)	$(0.38)
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	138,848,177	37,159,600	138,848,177

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

Acquired in-Process Research and Development

The Company recognized a loss of $348.0 million related to the write off of acquired IPR&D for the period from July 22, 2023 to December 31, 2023 (Successor). See Note 5 Forward Merger to the consolidated financial statements for further discussion. The write-off is due to acquired in-process research and development costs incurred in obtaining technology licenses and the technology licensed has not reached technological feasibility and has no alternative future use.

Change in Fair Value of Contingent Consideration

The Company recognized a gain of $52.8 million related to the change in the fair value of the contingent consideration liability for the period from July 22, 2023 to December 31, 2023 (Successor). See Note 8 Fair Value Measurements to the consolidated financial statements for further discussion. The gain of $52.8 million is primarily due to decrease in stock price used in the initial valuation of $10.84 to $7.20 at December 31, 2023.

Other Loss, Net

Other loss, net was loss of $31.0 million and $5.5 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), respectively, an increase in net other loss of $32.4 million, compared to loss of $4.1 million during the twelve months ended December 31, 2022 (Predecessor). The change is due to loss of $8.4 million on fair value of embedded forward purchase agreements and derivative liabilities (Successor), loss of $19.4 million related to the change in value of convertible notes (Predecessor), loss of $11.8 million related to the change in fair value of embedded forward purchase agreements and derivative liabilities (Predecessor), offset by income of $2.3 million for change in fair value of warrants (Successor), compared to the loss of $4.4 million during the twelve months ended December 31, 2022 (Predecessor) primarily related to increase in fair value of convertible notes.

Results of Operations for the three and nine months ended September 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2023		2022	2023		2022
	Predecessor July 1 to July 21	Successor July 22 to September 30	Predecessor July 1 to September 30	Predecessor January 1 to July 21	Successor July 22 to September 30	Predecessor January 1 to September 30
		(As restated)			(As restated)
Operating expenses:
Selling, general and administrative	$1,055	$5,265	$2,436	$9,841	$5,265	$8,171
Research and development	1,573	6,388	7,477	19,803	6,388	25,225
Acquired in-process research and development	—	348,000	—	—	348,000	—
Change in fair value of contingent consideration	—	(75,939)	—	—	(75,939)	—
Total operating costs and expenses	2,628	283,714	9,913	29,644	283,714	33,396
Loss from operations	(2,628)	(283,714)	(9,913)	(29,644)	(283,714)	(33,396)
Other (loss) income:
Change in fair value of convertible notes	(13,249)	—	(666)	(19,359)	—	15,261
Change in fair value of warrants	—	1,593	—	—	1,593	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	(11,789)	(15,776)	—	(11,789)	(15,776)	—
Other income, net	5	186	141	114	186	142
Total other (loss) income, net	(25,033)	(13,997)	(525)	(31,034)	(13,997)	15,403
Loss before taxes	(27,661)	(297,711)	(10,438)	(60,678)	(297,711)	(17,993)
Income taxes	—	—	—	—	—	—
Loss and comprehensive loss	$(27,661)	$(297,711)	$(10,438)	$(60,678)	$(297,711)	$(17,993)
Basic and diluted net loss per share	$(0.20)	$(8.01)	$(0.08)	$(0.44)	$(8.01)	$(0.13)
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	138,848,177	37,159,600	138,848,177	138,848,177	37,159,600	138,848,177

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

Acquired in-Process Research and Development

The Company recognized a loss of $348.0 million related to the write off of acquired IPR&D for the period from July 22, 2023 to September 30, 2023 (Successor). See Note 5 Forward Merger to the consolidated financial statements for further discussion. The write-off is due to acquired in-process research and development costs incurred in obtaining technology licenses and the technology licensed has not reached technological feasibility and has no alternative future use.

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

Liquidity and Capital Resources

Our primary sources of capital have been debt financing (Predecessor) and equity financing (Successor). We have experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of December 31, 2023 (Successor), we had reported cash and cash equivalents of $5.2 million and an accumulated deficit of $473.6 million.

On July 21, 2023, the Company closed the Merger. The funding available to the Company at the Closing included approximately $30 million of committed financing from existing and new AEON investors, as well as the cash remaining in Priveterra’s trust account after redemptions. The committed financings available immediately at the Closing provided the capital necessary to consummate the Merger and provided sufficient proceeds to fund the Company through the announcement of topline data from the Company’s Phase 2 study with ABP-450 for the preventive treatment of episodic migraine, which occurred in October 2023. On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company will continue to evaluate the complete dataset and determine the next steps in the development of ABP-450. Additionally, the Company has immediately commenced cash preservation measures and will review all strategic options.

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

We may receive additional capital from the cash exercise of the Warrants. However, the exercise price of our Warrants and the Private Placement Warrants is $11.50 per warrant and the last reported sales price of our common stock on May 13, 2024 was $1.68. The likelihood that holders of Warrants will exercise their Warrants or Private Placement Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our Common Stock after effectiveness of our registration statement on Form S-1 registering the issuance of common stock underlying the Warrants and Private Placement Warrants. If the trading price for our common stock does not maintain a price above $11.50 per share after the effectiveness of such registration statement on Form S-1, we do not expect holders to exercise their Warrants for cash. Beginning the 61st business day after the closing of the Business Combination, holders of Warrants can exercise Warrants on a cashless basis at any time when such registration statement is not available. The warrants and Private Placement Warrants may be exercised on a cashless basis at any time and we will not receive any proceeds from such exercise, even if the Private Placement Warrants are in-the-money. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of Warrants when planning for our operational funding needs.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) were $21.7 million and $26.1 million, respectively, consisting primarily of a net loss of $60.7 million (Predecessor) and $324.0 million (Successor) and non-cash charges of $339.5 million, consisting primarily of $348.0 million related to the write-off of IPR&D, $19.4 million related to the change in fair value of the convertible notes (Predecessor), $(2.3) million related to change in fair value of warrants (Successor), $8.4 million related to change in fair value of derivatives (Successor), $(52.8) million related to change in fair value of contingent consideration (Successor) and a $7.0 million non-cash expense related to stock-based compensation for our executives and directors, consisting of $3.2 million (Predecessor) and $3.8 million (Successor); and a decrease in accounts payable of $4.6 million related to timing of payments to our vendors, offset by an increase in accrued expenses and other liabilities of $2.5 million primarily related to increase in clinical trial accrual of $3.0 million.

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

Committed Financings and Forward Purchase Agreements in Connection with the Merger

Committed Financing

In connection with the Merger, on January 6, 2023, Priveterra and Old AEON entered into separate subscription agreements for convertible notes with each of Alphaeon 1 LLC (“A1”) and Daewoong (collectively, the “Original Committed Financing Agreements”), pursuant to which A1 and Daewoong agreed to purchase, and Priveterra and Old AEON agreed to sell to each of them, up to $15 million and $5 million, respectively, aggregate of principal of interim convertible notes. Further, on June 8, 2023, Old AEON and Priveterra entered into a committed financing agreement with A1 (the “Additional Committed Financing Agreement”), pursuant to which A1 agreed to purchase, and Priveterra and Old AEON agreed to sell to A1, up to an additional $20 million aggregate principal of interim convertible notes. Pursuant to such agreement, the Company issued $14 million of interim convertible notes to A1 in the first and second quarters of 2023. The notes were subsequently measured at fair value under a fair value option election, with changes in fair value reported in earnings of the Predecessor (Old AEON). Conversion of the notes was contingent and automatically convertible on the Merger, and 2,226,182 shares of Priveterra Class A common stock were issued on the Closing Date in settlement of their conversion. The proceeds from the interim convertible notes were used to fund Old AEON’s operations through the consummation of the Merger. Additionally, approximately $25 million was received on the Closing Date in exchange for an aggregate of 3,571,429 shares of Priveterra Class A common stock at $7.00 per share that were issued under a committed financing agreement between Priveterra, Old AEON, and each of two investors, A1 and Daewoong.

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

On July 21, 2023, the Company was obligated to pay to each Seller separately the Prepayment Amount required under its respective Forward Purchase Agreement, except that since the Prepayment Amount payable to a Seller was to be paid from the purchase of the Additional Shares by such Seller pursuant to the terms of its respective FPA Funding Amount PIPE Subscription Agreement, such amount was netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller were to be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. Therefore, the aggregate Prepayment Amount of $66.7 million was netted against the proceeds paid from the purchase of the Additional Shares in the aggregate by the Sellers pursuant to the FPA Funding Amount PIPE Subscription Agreements. We did not have access to the Prepayment Amount immediately following the Closing and, pursuant to the FPA Termination Agreements, the Sellers will retain the Prepayment Amount in full, which may adversely affect our liquidity and capital needs. At Closing, the Prepayment Amount of $66.7 million was recorded as Subscription Receivables on the Successor’s consolidated balance sheets at present value of $60.7 million, with the $6.0 million being recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 5 Forward Merger).

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

The Company accounts for the Contingent Consideration Shares as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive loss, while the founder shares were recorded to equity. As of December 31, 2023 (Successor), the contingent consideration liability was $104.4 million. The Company utilized the Probability-Weighted Expected

Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the successor period July 22, 2023 to December 31, 2023, the Company recognized $52.8 million in income related to the change in fair value of contingent consideration on the Successor’s consolidated statements of operations and comprehensive loss.

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

Fair Value Option

We elected to account for our convertible promissory notes, warrants, forward purchase agreement and contingent consideration, which met the required criteria, at fair value at inception. Subsequent changes in fair value are recorded as a component of other (loss) income in the consolidated statements of operations and comprehensive loss or as a component of other comprehensive loss for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the liabilities are expensed as incurred.

Acquired in-Process Research and Development

The Company records costs incurred in obtaining technology licenses to research and development expense as acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The Company used a Multi-Period Excess Earnings Method under the Income Approach for the valuation of IPR&D. The valuation is subject to inputs and assumptions that have variability, including, but not limited to, the discount rate used, the total addressable market for each potential drug, market penetration assumptions, and the estimated timing of commercialization of the drugs. Changes in these inputs and assumptions could have a significant impact on the fair value of the IPR&D. The IPR&D recorded at the Closing of $348.0 million was written off in the Successor’s consolidated statement of operations (see Note 5 Forward Merger to the consolidated financial statements).

Contingent Consideration (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive loss. The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. The valuation is subject to inputs and assumptions that have variability, including stock price and milestone probabilities. As stock price and/or probabilities of achieving the milestones increases or decreases, this may result in an increase or decrease, respectively, in the liability.

Forward Purchase Agreements (Successor)

Based on the applicable guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”), the Company has determined it is a freestanding financial instrument and the prepaid forward contract is a derivative instrument. The Company has recorded the prepaid forward contract as a derivative liability and measured it at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. Subsequent changes in the fair value of the forward purchase agreements are recorded in the Successor’s consolidated statements of operations and comprehensive loss. The Company utilized the Monte-Carlo valuation model to value the forward purchase agreements. The valuation is subject to inputs and assumptions that have variability, including stock price, risk-free rate and volatility, and changes in these inputs may result in increases or decreases in the liabilities.

Warrants (Successor)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss. The Company utilized the publicly reported market price of the public warrants to value the warrant liability. The valuation is subject to inputs and assumptions that have variability, including market price of warrants, and changes in warrant price may result in an increase or decrease in the liability.

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

Clawback Policy Considerations

In connection with the error identified, our management has performed a recovery analysis and determined there were no incentive-based compensation tied to financial performance for any of our executive officers during the relevant recovery period. As such, there are no amounts to be recovered.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 185)	104

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 42)	105

Consolidated Balance Sheets as of December 31, 2023 (Successor) and December 31, 2022 (Predecessor)	106

Consolidated Statements of Operations and Comprehensive Loss for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) (As restated) and for the year ended December 31, 2022 (Predecessor)	107

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) (As restated) and for the year ended December 31, 2022 (Predecessor)	108

Consolidated Statements of Cash Flows for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) (As restated) and for the year ended December 31, 2022 (Predecessor)	109

Notes to Consolidated Financial Statements	110

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of AEON Biopharma, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of AEON Biopharma, Inc. and subsidiary (the Company) as of December 31, 2023 (Successor), the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for the periods from January 1, 2023 through July 21, 2023 (Predecessor), and July 22, 2023 through December 31, 2023 (Successor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 (Successor), and the results of its operations and its cash flows for the periods from January 1, 2023 through July 21, 2023 (Predecessor), and July 22, 2023 through December 31, 2023 (Successor), in conformity with U.S. generally accepted accounting principles.

Correction of a Misstatement

As discussed in Note 3 to the consolidated financial statements, the 2023 consolidated financial statements have been restated to correct a misstatement.

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

San Diego, California

March 29, 2024, except for Notes 1, 2, 3, 4, 5, 10, and 14, as to which the date is May 14, 2024

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

Irvine, California

March 9, 2023

AEON BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	Successor	Predecessor
	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$5,158	$9,746
Prepaid expenses and other current assets	1,064	92
Total current assets	6,222	9,838
Property and equipment, net	332	431
Operating lease right-of-use asset	262	475
Other assets	29	34
Total assets	$6,845	$10,778
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,388	$7,805
Accrued clinical trials expenses	5,128	2,051
Accrued compensation	943	1,112
Other accrued expenses	3,590	740
Current portion of convertible notes at fair value, including related party amount of $0 and $38,834 at December 31, 2023 and December 31, 2022, respectively	—	70,866
Total current liabilities	13,049	82,574
Convertible notes at fair value, including related party amount of $0 and $23,132, at December 31, 2023 and December 31, 2022, respectively	—	60,426
Operating lease liability	—	242
Warrant liability	1,447	—
Contingent consideration liability	104,350	—
Embedded forward purchase agreements and derivative liabilities	41,043	—
Total liabilities	159,889	143,242
Commitments and contingencies
Convertible preferred stock issuable in series, $0.0001 par value; 44,666,035 shares authorized as of December 31, 2022; 21,257,708 shares issued and outstanding at December 31, 2022; liquidation preference of $141,920 at December 31, 2022	—	137,949
Stockholders’ Deficit:
AEON Biopharma, Inc. stockholders’ deficit:
Class A common stock, $0.0001 par value; 500,000,000 and 207,450,050 shares authorized, 37,159,600 and 138,848,177 shares issued and 37,159,600 and 138,825,356 shares outstanding at December 31, 2023 and December 31, 2022, respectively	4	14
Additional paid-in capital	381,264	187,348
Subscription receivables	(60,710)	—
Accumulated deficit	(473,602)	(474,839)
Treasury stock, at cost, 0 and 22,821 shares at December 31, 2023 and December 31, 2022, respectively	—	(23)
Total AEON Biopharma, Inc. stockholders’ deficit	(153,044)	(287,500)
Non-controlling interest	—	17,087
Total stockholders' deficit	(153,044)	(270,413)
Total liabilities, convertible preferred stock and stockholders' deficit	$6,845	$10,778

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2023		2022
	Predecessor January 1 to July 21	Successor July 22 to December 31	Predecessor January 1 to December 31
		(As restated)
Operating expenses:
Selling, general and administrative	$9,841	$9,949	$13,675
Research and development	19,803	13,243	34,754
Acquired in-process research and development	—	348,000	—
Change in fair value of contingent consideration	—	(52,750)	—
Total operating costs and expenses	29,644	318,442	48,429
Loss from operations	(29,644)	(318,442)	(48,429)
Other (loss) income:
Change in fair value of convertible notes	(19,359)	—	(4,416)
Change in fair value of warrants	—	2,318	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	(11,789)	(8,366)	—
Other income, net	114	536	289
Total other loss, net	(31,034)	(5,512)	(4,127)
Loss before taxes	(60,678)	(323,954)	(52,556)
Income taxes	—	—	—
Net loss and comprehensive loss	$(60,678)	$(323,954)	$(52,556)
Basic and diluted net loss per share	$(0.44)	$(8.72)	$(0.38)
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	138,848,177	37,159,600	138,848,177

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Convertible				Additional					Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Shares	Amount	Interest	Deficit
Balance as of January 1, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(474,839)	(22,821)	$(23)	$17,087	$(270,413)
Net loss	—	—	—	—	—	—	(60,678)	—	—	—	(60,678)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	3,235	3,235
Debt extinguishment due to warrant modification	—	—	—	—	17,036	—	—	—	—	—	17,036
Balance as of July 21, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(535,517)	(22,821)	$(23)	$20,322	$(310,820)

Balance as of July 22, 2023 (Successor) (As restated)	—	$—	37,159,600	$4	$377,498	$(60,710)	$(149,648)	—	$—	$—	$167,144
Net loss (as restated)	—	—	—	—	—	—	(323,954)	—	—	—	(323,954)
Stock-based compensation expense	—	—	—	—	3,766	—	—	—	—	—	3,766
Balance as of December 31, 2023 (Successor) (As restated)	—	$—	37,159,600	$4	$381,264	$(60,710)	$(473,602)	—	$—	$—	$(153,044)

Balance as of January 1, 2022 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(422,283)	(22,821)	$(23)	$11,120	$(223,824)
Net loss	—	—	—	—	—	—	(52,556)	—	—	—	(52,556)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	5,967	5,967
Balance as of December 31, 2022 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(474,839)	(22,821)	$(23)	$17,087	$(270,413)

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Year Ended
	December 31,
	2023		2022
	Predecessor January 1 to July 21	Successor July 22 to December 31	Predecessor January 1 to December 31
		(As restated)
Cash flows from operating activities:
Net loss	$(60,678)	$(323,954)	$(52,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54	45	68
Write-off of deferred offering costs	—	—	331
Stock-based compensation expense	3,235	3,766	5,892
Write-off of acquired in-process research and development	—	348,000	—
Change in fair value of convertible notes	19,359	—	4,416
Change in fair value of warrants	—	(2,318)	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	11,789	8,366	—
Change in fair value of contingent consideration	—	(52,750)	—
Other	—	—	(3)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	36	(693)	(66)
Accounts payable	(248)	(4,342)	6,613
Accrued expenses and other liabilities	4,736	(2,204)	(105)
Other assets and liabilities	(28)	4	(174)
Net cash used in operating activities	(21,745)	(26,080)	(35,584)
Cash flows from investing activities:
Purchases of property and equipment	—	—	(306)
Net cash used in investing activities	—	—	(306)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	14,000	—	44,500
Repayment of convertible notes	—	—	(3,992)
Net cash provided by financing activities	14,000	—	40,508
Net (decrease) increase in cash and cash equivalents	(7,745)	(26,080)	4,618
Cash and cash equivalents at beginning of period	9,746	31,238	5,128
Cash and cash equivalents at end of period	$2,001	$5,158	$9,746

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

Prior to the Closing, Priveterra shares were listed on Nasdaq as “PMGM.” The post-Merger Company common stock and warrants commenced trading on the NYSE American under the symbols “AEON” and “AEON WS,” respectively, on July 24, 2023. See Note 5 Forward Merger for additional details.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of December 31, 2023, the Successor reported cash and cash equivalents of $5.2 million and an accumulated deficit of $473.6 million. The Company expects to incur losses and use cash in its operations for the foreseeable future. On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company will continue to evaluate the complete dataset and determine the next steps in the development of ABP-450. Additionally, the Company has immediately commenced cash preservation measures and will review all strategic options, including seeking additional funding in the form of equity financings or debt. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders. Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all. As a result of these conditions, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that these consolidated financial statements are issued.

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

The Company relies on Daewoong, a South Korean pharmaceutical manufacturer, as an exclusive and sole supplier to manufacture the Company’s source material for product candidates. Any termination or loss of significant rights, including exclusivity, under the Company’s license and supply agreement with Daewoong (the “Daewoong Agreement”) would materially and adversely affect the Company’s commercialization of its products. See Note 9 Commitments and Contingencies for a discussion of the Daewoong Agreement.

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

Convertible Notes (Predecessor)

The Company elected to account for its Predecessor convertible promissory notes at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value were recorded as a component of non-operating loss in the Predecessor’s consolidated statements of operations and comprehensive loss or as a component of other comprehensive loss for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred. The convertible promissory notes were converted into shares of the Company’s common stock at the Closing.

Contingent Consideration (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms (as further defined in Note 8 Fair Value Measurements) and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive loss.

Forward Purchase Agreements (Successor)

Based on the applicable guidance in ASC 480, ASC 815, ASC 505, Equity (“ASC 505”) and Staff Accounting Bulletin Topic 4.E, Receivables from Sale of Stock (“SAB 4E”), the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. On the line describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor or the Successor as they are not directly attributable to either period but instead were contingent on the Merger. For more information, see Note 5 Forward Merger. Subsequent changes in the bifurcated derivatives are recorded in the Successor’s consolidated statements of operations and comprehensive loss.

Warrants (Successor)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized in the Successor’s consolidated statements of operations and comprehensive loss.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs associated with clinical studies including clinical trial design, clinical site reimbursement, data management, travel expenses and the cost of products used for clinical trials and internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs. Additionally, research and development expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses and an allocation of facility overhead expenses. Costs incurred in obtaining technology licenses are charged to acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The acquired IPR&D recorded at the Closing of $348.0 million was written off in the Successor’s consolidated statement of operations and comprehensive loss.

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

The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital or noncontrolling interest in the consolidated balance sheets and in selling, general and administrative or research and development expenses in the consolidated statements of operations and comprehensive loss. All stock-based compensation costs are recorded in the consolidated statements of operations and comprehensive loss based upon the underlying employee’s role within the Company.

Noncontrolling Interest (Predecessor)

ABP Sub Inc., the Predecessor’s wholly owned subsidiary, granted stock options to certain employees and nonemployee consultants of ABP Sub Inc. The Company accounts for stock-based compensation expense recognized by ABP Sub Inc. as an increase in noncontrolling interest in the accompanying consolidated financial statements. At the Closing, all such shares were either canceled or converted into AEON shares. See Note 13 Share-based Compensation for more information.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations and comprehensive loss. Any accrued interest and penalties related to uncertain tax positions will be reflected as a liability in the consolidated balance sheets.

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

Since the Company was in a loss position for the periods from January 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to December 31, 2023 (Successor) and for the twelve months ended December 31, 2022, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive common shares was anti-dilutive.

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

Basic and diluted net loss per share for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) (As restated) were calculated as follows (in thousands, except share and per share amounts):

Period from January 1, 2023 to July 21, 2023 (Predecessor)
Net loss available to common stockholders	$(60,678)
Weighted average common shares outstanding, basic and diluted	138,848,177
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)

Period from July 22, 2023 to December 31, 2023 (Successor) (As restated)
Net loss available to common stockholders (As restated)	$(323,954)
Weighted average common shares outstanding, basic and diluted	37,159,600
Net loss per share attributable to common stockholders, basic and diluted (As restated)	$(8.72)

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

Note 3. Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its consolidated statements of operations and comprehensive loss for the periods from July 22, 2023 to December 31, 2023 (Successor), consolidated statements of convertible preferred stock and stockholders’ deficit for the periods from July 22, 2023 to December 31, 2023 (Successor), consolidated statement of cash flows for the periods from July 22, 2023 to December 31, 2023 (Successor), along with certain related notes to such restated consolidated financial statements.

The error resulting in the restatement is the result of a reassessment of the write-off of acquired in-process research and development (IPR&D), which was previously recorded “on the line” in the Successor’s opening balance sheet. Upon further review, the Company determined the acquired IPR&D should have been reflected in the Successor’s opening balance sheet at the close of the Merger and the subsequent write-off should have been recognized in the consolidated statement of operations and comprehensive loss for the Successor period. This error resulted in non-cash corrections to increase the loss reported on the Company’s consolidated statement of operations and comprehensive loss for the Successor period from July 22, 2023 to December 31, 2023 by $348.0 million.

In addition to the restatement of the consolidated financial statements, the Company has also restated the following notes for the year ended December 31, 2023 to reflect the correction noted above.

•	Note 2 – Summary of Significant Accounting Policies;

•	Note 5 – Forward Merger;

The Company’s updated accounting does not have any effect on the Company’s previously reported or future cash flows or cash.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated (in thousands):

Consolidated Statement of Operations and Comprehensive loss for the period from July 22, 2023 to December 31, 2023 (Successor)	As Reported	Adjustment	As Restated
Acquired in-process research and development	$—	$348,000	$348,000
Total operating costs and expenses	(29,558)	348,000	318,442
Income (loss) from operations	29,558	(348,000)	(318,442)
Income (loss) before taxes	24,046	(348,000)	(323,954)
Net income (loss) and comprehensive income (loss)	24,046	(348,000)	(323,954)
Basic and diluted net income (loss) per share	$0.65	$(9.37)	$(8.72)

Consolidated Statement of Convertible Preferred Stock and Stockholders' Deficit for the period from July 22, 2023 to December 31, 2023 (Successor)	As Reported	Adjustment	As Restated
Accumulated deficit, balance as of July 22, 2023 (Successor)	$(180,856)	$348,000	$167,144
Net income (loss)	$24,046	$(348,000)	$(323,954)

Note 4. Restatement of Previously Issued Unaudited Interim Condensed Consolidated Financial Statements

The Company has restated its condensed consolidated statements of operations and comprehensive loss for the periods from July 22, 2023 to September 30, 2023 (Successor), consolidated statements of convertible preferred stock and stockholders’ deficit for the periods from July 22, 2023 to September 30, 2023 (Successor), consolidated statement of cash flows for the periods from July 22, 2023 to September 30, 2023 (Successor), along with certain related notes to such restated consolidated financial statements.

The error resulting in the restatement is the result of a reassessment of the write-off of acquired in-process research and development (IPR&D), which was previously recorded “on the line” in the Successor’s opening balance sheet. Upon further review, the Company determined the acquired IPR&D should have been reflected in the Successor’s opening balance sheet at the close of the Merger and the subsequent write-off should have been recognized in the consolidated statement of operations and comprehensive loss for the Successor period. This error resulted in non-cash corrections to increase the loss reported on the Company’s consolidated statement of operations and comprehensive loss for the Successor period from July 22, 2023 to September 30, 2023 by $348.0 million.

In addition to the restatement of the consolidated financial statements, the Company has also restated the following notes for the year ended December 31, 2023 to reflect the correction noted above.

•	Note 2 – Summary of Significant Accounting Policies;

•	Note 5 – Forward Merger;

The Company’s updated accounting does not have any effect on the Company’s previously reported or future cash flows or cash.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated (in thousands):

Condensed Consolidated Statement of Operations and Comprehensive loss for the period from July 22, 2023 to September 30, 2023 (Successor) (Unaudited)	As Reported	Adjustment	As Restated
Acquired in-process research and development	$—	$348,000	$348,000
Total operating costs and expenses	(64,286)	348,000	283,714
Income (loss) from operations	64,286	(348,000)	(283,714)
Income (loss) before taxes	50,289	(348,000)	(297,711)
Net income (loss) and comprehensive income (loss)	50,289	(348,000)	(297,711)
Basic and diluted net income (loss) per share	$1.35	$(9.36)	$(8.01)

Condensed Consolidated Statement of Convertible Preferred Stock and Stockholders' Deficit for the period from July 22, 2023 to September 30, 2023 (Successor) (Unaudited)	As Reported	Adjustment	As Restated
Accumulated deficit, balance as of July 22, 2023 (Successor)	$(180,856)	$348,000	$167,144
Net income (loss)	$50,289	$(348,000)	$(297,711)

Note 5.     Forward Merger

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

In connection with the Merger, on January 6, 2023, Priveterra and Old AEON entered into separate subscription agreements for convertible notes with each of Alphaeon 1 LLC (“A1”) and Daewoong (collectively, the “Original Committed Financing Agreements”), pursuant to which A1 and Daewoong agreed to purchase, and Priveterra and Old AEON agreed to sell to each of them, up to $15 million and $5 million, respectively, aggregate of principal of interim convertible notes or equity. Further, on June 8, 2023, Old AEON and Priveterra entered into a committed financing agreement with A1 (the “Additional Committed Financing Agreement”), pursuant to which A1 agreed to purchase, and Priveterra and Old AEON agreed to sell to A1, up to an additional $20 million aggregate principal of interim convertible notes or equity. Pursuant to such agreement, Old AEON issued $14 million of interim convertible notes to A1 in the first and second quarters of 2023. The notes were subsequently measured at fair value under a fair value option election, with changes in fair value reported in earnings of the Predecessor (Old AEON). Conversion of the notes was contingent and automatically convertible on the Merger, and 2,226,182 shares of Priveterra Class A common stock were issued on the Closing Date in settlement of their conversion. The proceeds from the interim convertible notes were used to fund Old AEON’s operations through the consummation of the Merger. Additionally, approximately $25 million was received on the Closing Date in exchange for an aggregate of 3,571,429 shares of Priveterra Class A common stock at $7.00 per share that were issued under the Original Committed Financing Agreements and Additional Committed Financing Agreements, and was reflected “on the line” in the Successor’s opening accumulated deficit.

On April 27, 2023, Priveterra and AEON amended the Business Combination Agreement. Concurrently with the amendment to the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. See Note 8 Fair Value Measurements for additional information. The fair value of the contingent consideration at the Closing was valued to be $125.7 million, and is included in the purchase price. Additionally, the Successor assumed the Predecessor’s 2019 Incentive Award Plan, and as such, the fair value of the replacement awards of $13.3 million were included in purchase consideration, $11.5 million related to stock options and $1.8 million related to restricted stock units. See Note 13 Share-Based Compensation for additional information.

Asset Acquisition Method of Accounting

The Merger was accounted for using the asset acquisition method in accordance with U.S. GAAP. Under this method of accounting, Priveterra was considered to be the accounting acquirer based on the terms of the Merger. Upon consummation of the Merger, the cash on hand resulted in the equity at risk being considered insufficient for Old AEON to finance its activities without additional subordinated financial support. Therefore, Old AEON was considered a Variable Interest Entity (“VIE”) and the primary beneficiary of Old AEON was treated as the accounting acquirer. Priveterra held a variable interest in Old AEON and owned 100% of Old AEON’s equity. Priveterra was considered the primary beneficiary as it has the decision-making rights that gives it the power to direct the most significant activities. Also, Priveterra retained the obligation to absorb the losses and/or receive the benefits of Old AEON that could have potentially been significant to Old AEON. The Merger was accounted for as an asset acquisition as substantially all of the fair value was concentrated in IPR&D, an intangible asset. Old AEON’s assets (except for cash and cash equivalents) and liabilities were measured at fair value as of the transaction date. Consistent with authoritative guidance on the consolidation of a VIE that is not considered a business, differences in the total purchase price and fair value of assets and liabilities are recorded as a gain or loss to the consolidated statement of operations. The loss on the consolidation of the VIE is reflected “on the line” in the Successor’s opening accumulated deficit.

Costs incurred in obtaining technology licenses are charged to research and development expense as IPR&D if the technology licensed has not reached technological feasibility and has no alternative future use. The IPR&D recorded at the Closing of $348.0 million was written off in the Successor’s consolidated statement of operations and comprehensive loss. To estimate the value of the acquired IPR&D, the Company used a Multi-Period Excess Earnings Method under the Income Approach. The determination of the fair value requires management to make significant estimates including, but not limited to, the discount rate used, the total addressable market for each potential drug, market penetration assumptions, and the estimated timing of commercialization of the drugs. Changes in these assumptions could have a significant impact on the fair value of the IPR&D. The significant assumptions used in determining IPR&D was the discount rate of 25%, implied internal rate of return of 24.8% and long-term growth rate of 4%.

The following is a summary of the purchase price calculation (in thousands except share and per share data).

Number of shares issued as consideration in the Merger	16,500,000
Shares issued for interim convertible notes related to Committed Financing	2,226,182
Total number of shares of common stock of the combined company	18,726,182
Multiplied by the Priveterra share price, as of the Closing	$10.84
Total	$202,992
Fair value of contingent consideration	125,699
Replacement of share-based payment awards	13,331
Assumed liabilities	125
Total purchase price	$342,147

The allocation of the purchase price was as follows (in thousands).

Cash and cash equivalents	$2,001
Net working capital (excluding cash and cash equivalents)	(16,182)
Other assets and liabilities	775
Acquired in-process research and development	348,000
Net assets acquired	334,594
Loss on consolidation of VIE	7,553
Total purchase price	$342,147

In connection with the Merger, the transactions that occurred concurrently with the closing date of the Merger were reflected “on the line”. “On the line” describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor nor the Successor as they are not directly attributable to either period but instead were contingent on the Merger. The opening cash balance in the Successor’s consolidated statement of cash flow of $31.2 million consists of cash and cash equivalents from Priveterra of $29.2 million and Old AEON $2.0 million.

The number of shares of common stock issued and amounts recorded on the line within stockholders’ deficit are reflected below (as restated) to arrive at the opening consolidated balance sheet of the Successor.

		Common shares	Common stock amount	Subscription Receivable	APIC	Accumulated Deficit
						(As restated)
Priveterra closing equity as of July 21, 2023		557,160	$—	$—	$5,937	$(12,897)
Shares issued as Consideration in the Merger	Note 1	16,500,000	2	—	192,189	—
Merger Consideration - Shares issued for Interim Convertible Notes related to Committed Financing	Note 7	2,226,182	—	—	24,132	—
Stock-Compensation for Class B Founder Shares	Note 5	6,900,000	1	—	68,972	(68,972)
Forward Purchase Agreements	Note 8	6,275,000	1	(60,710)	66,714	(38,255)
Issuance of Make-Whole derivative	Note 8	—	—	—	—	(427)
Shares issued in New Money PIPE Subscription Agreements	Note 8	1,001,000	—	—	10,844	(6,433)
Shares issued for Committed Financing	Note 8	3,571,429	—	—	38,714	(13,714)
Contingent Founder Shares	Note 8	—	—	—	(31,401)	—
Loss on Consolidation of VIE	Note 5	—	—	—	—	(7,553)
Other Miscellaneous		128,829	—	—	1,397	(1,397)
Total		37,159,600	$4	$(60,710)	$377,498	$(149,648)

The Sponsor, in connection with Priveterra’s initial public offering, purchased 6,900,000 shares of Class B common stock (the “Founder Shares”) for $25,000 (approximately $0.004 per share). These shares had no value until Priveterra effected the Merger. Upon the Merger, the Founder Shares automatically converted to shares of common stock. This conversion was solely contingent upon the completion of the Merger, a performance condition, and did not include any future service requirements. As such, the grant date fair value of the 6,900,000 shares was expensed in the amount of $69.0 million and is presented “on the line.” Pursuant to the terms of the Sponsor Support Agreement, as amended, effective at the Closing, 50% of the Founder Shares (i.e., 3,450,000 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in this Sponsor Support Agreement. As such, the fair value at Closing of the remaining 3,450,000 shares with vesting conditions in the amount of $31.4 million was reclassified from additional paid-in capital to contingent consideration liability on the accompanying Successor’s consolidated balance sheet.

Note 6.    Related Party Transactions (Predecessor)

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

Due to certain embedded features within the 2019 Convertible Notes, the Predecessor elected to account for the 2019 Convertible Notes and all their embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the Predecessor’s consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the 2019 Convertible Notes were expensed as incurred.

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

During the periods from January 1, 2023 to July 21, 2023 (Predecessor) and the twelve months ended December 31, 2022, the Predecessor recognized $1.6 million and $1.7 million, respectively, of expense related to the increase in the fair value of the 2019 Convertible Notes. As of December 31, 2022 (Predecessor), the principal amount outstanding under the 2019 Convertible Notes was $6.0 million, with an estimated fair value of $16.2 million. The 2019 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and were recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 5 Forward Merger).

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

Due to certain embedded features within the SCH Convertible Note, the Predecessor elected to account for the SCH Convertible Note and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other

(loss) income in the Predecessor’s consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, any direct costs and fees related to the SCH Convertible Note were expensed as incurred.

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

The SCH Convertible Note was converted into shares of the Successor’s common stock at the Closing and was recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 5 Forward Merger).

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

Due to certain embedded features within the 2021 A1 Convertible Notes, the Predecessor elected to account for the 2021 A1 Convertible Notes and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the accompanying Predecessor’s consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk.

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

On March 6, 2023, the Predecessor entered into an agreement with A1, pursuant to which the Predecessor issued subordinated convertible promissory notes to A1 with an aggregate principal amount of $6.0 million (“March 2023 A1 Convertible Notes”) that matured on the earlier of (x) the date of the consummation of the Merger and (y) December 29, 2023. The March 2023 A1 Convertible Notes bore interest at 15.79%, based on simple interest daily, unless issued at least five days prior to maturity date. The March 2023 A1 Convertible Notes had similar terms to the 2021 A1 Convertible Notes and 2022 A1 Convertible Notes and were unsecured and subordinated to the Predecessor’s other convertible notes. During the period from January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor recognized $10.1 million of expense related to the increase in the fair value of the March 2023 A1 Convertible Notes. The March 2023 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and was recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 5 Forward Merger).

Note 7.    Daewoong Convertible Notes (Predecessor)

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

Due to certain embedded features within the Daewoong Convertible Notes, the Predecessor elected to account for the Daewoong Convertible Notes, including the paid-in-kind principal and interest, and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other (loss) income in the Predecessor’s consolidated statements of operations and comprehensive loss or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, any direct costs and fees related to the Daewoong Convertible Notes were expensed as incurred.

On July 29, 2022, the Predecessor entered into a Convertible Promissory Note Purchase Agreement between the Predecessor and Daewoong Co., LTD. and received $30 million. The related note had a stated interest rate of 15.79% per annum. Such note was scheduled to mature on December 29, 2023 and had similar conversion terms to the Daewoong Convertible Notes. Such note could have been prepaid, in whole, without premium or penalty at any time prior to the maturity date.

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

Note 8.    Fair Value Measurements

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying value of cash and cash equivalents, accounts payable, accrued liabilities and convertible notes approximate fair value because of the short-term nature of those instruments. There were no convertible notes outstanding at December 31, 2023. The following are other financial assets and liabilities that are measured at fair value on a recurring basis.

Convertible Notes at Fair Value (Predecessor)

Due to certain embedded features within the convertible notes, the Predecessor elected the fair value option to account for its convertible notes, including any paid-in-kind principal and interest, and the embedded features. During the periods from January 1, 2023 to July 21, 2023 (Predecessor) and the year ended December 31, 2022, the Predecessor recognized $19.4 million and $4.4 million, respectively, of expense related to the increase in the fair value of the convertible notes. As of December 31, 2022, the principal amount outstanding under the convertible notes was $111 million, with an estimated fair value of $131.3 million. The convertible notes were converted into shares of the Successor’s common stock at the Closing. See Note 6 Related Party Transactions (Predecessor) and Note 7 Daewoong Convertible Notes (Predecessor) for more information on the convertible notes.

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

Preferred Stock Warrant Liability (Predecessor)

In 2016, in connection with an earlier debt issuance that has been subsequently settled, the Predecessor issued to one of its investors, Longitude Venture Partners II, L.P. (“Longitude”), warrants to purchase 342,011 shares of the Predecessor’s Series B convertible preferred stock at an exercise price of $7.3097 per share. The Predecessor accounted for the warrants as a liability, which were initially recorded at their fair value of $0.8 million on the date of issuance and are subject to remeasurement at each subsequent balance sheet date. Any change in fair value of the warrants as a result of the remeasurement was recognized as a component of other (loss) income, net in the accompanying Predecessor’s consolidated statements of operations and comprehensive loss.

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

Forward Purchase Agreements (Successor)

On June 29, 2023, Priveterra and Old AEON entered into the Forward Purchase Agreements with each of (i) ACM ARRT J LLC (“ACM”) and (ii) Polar Multi-Strategy Fund (“Polar”) (each of ACM and Polar, individually, a “Seller”, and together, the “Sellers”) for OTC Equity Prepaid Forward Transactions. For purposes of each Forward Purchase Agreement, Priveterra is referred to as the “Company” prior to the consummation of the Merger, while AEON is referred to as the “Company” after the consummation of the Merger. As described below in Note 14 Subsequent Events, the Forward Purchase Agreements were terminated on March 18, 2024.

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

On July 21, 2023, the Company was obligated to pay each Seller separately the Prepayment Amount required under its respective Forward Purchase Agreement, except that since the Prepayment Amount payable to a Seller was to be paid from the purchase of the Additional Shares by such Seller pursuant to the terms of its respective FPA Funding Amount PIPE Subscription Agreement, such amount was netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller were to be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. Therefore, the aggregate Prepayment Amount of $66.7 million was netted against the proceeds paid from the purchase of the Additional Shares in the aggregate by the Sellers pursuant to the FPA Funding Amount PIPE Subscription Agreements. We did not have access to the Prepayment Amount immediately following the Closing and, pursuant to the termination of the Forward Purchase Agreements as described below in Note 14 Subsequent Events, the Sellers will retain the Prepayment Amount in full, which may adversely affect our liquidity and capital needs. The Prepayment Amount of $66.7 million was recorded at its present value of $60.7 million as Subscription Receivables, which reduced stockholders’ deficit on the Successor’s consolidated balance sheets. The $6.0 million difference between the subscription receivables and the present value of the subscription receivables at Closing was reflected as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 5 Forward Merger).

Prior to the termination of the Forward Purchase Agreements as described below in Note 14 Subsequent Events, the redemption price per share in the Forward Purchase Agreements was subject to a reset price (the "Reset Price"). The Reset Price was initially the redemption price per share of $10.63 per share. Beginning 90 days after the Closing, the Reset Price became subject to monthly resets, to be the lowest of (a) the then-current Reset Price, (b) $10.63 and (c) the 30-day volume-weighted average price of the Company’s Common Stock immediately preceding such monthly reset. The monthly resets of the Reset Price were subject to a floor of $7.00 per share (the “Reset Price Floor”); however, if during the term of the Forward Purchase Agreements, the Company were to sell or issue any shares of Common Stock or securities convertible or exercisable for shares of Common Stock at an effective price of less than the Reset Price (a “Dilutive Offering”), then the Reset Price would have immediately reset to the effective price of such offering and the Reset Price Floor would be eliminated. Additionally, in the event of a Dilutive Offering, the maximum number of shares available under the Forward Purchase Agreements could have been increased if the Dilutive Offering occurred at a price below $10.00 per shares. The maximum number of shares would have been reset to equal 7,500,000 divided by a number equal to the offering price in the Dilutive Offering divided by $10.00.

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

Based on the applicable guidance in ASC 480, ASC 815, ASC 505 and SAB 4E, the Company has determined that each of its Forward Purchase Agreements entered in connection with the Merger was a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative of $32.3 million and the loss on issuance of $6.0 million recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 5 Forward Merger). Subsequent changes in the bifurcated derivatives are recorded in the Successor’s consolidated statements of operations and comprehensive loss. For the period from July 22, 2023 to December 31, 2023 (Successor), the Company recorded a loss related to the change in fair value of derivatives of $8.4 million. The Company utilized the Monte-Carlo valuation model to value the forward purchase agreements at Closing date and as of December 31, 2023. The following table summarizes the significant inputs as of the valuation dates:

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

Based on the terms of the Letter Agreements, and applicable guidance in ASC 815 and SAB 5.T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”, the Company has determined that the make-whole provision in the Letter Agreements is a freestanding financial instrument and a derivative instrument. The Company has recorded the derivative liability and measured it at fair value with the initial value of the derivative of $0.4 million recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 5 Forward Merger). Subsequent changes in fair value of the make-whole provision are recorded in the Successor’s consolidated statements of operations and comprehensive loss. As of December 31, 2023 (Successor), the make-whole provision derivative liability was $0.7 million, included in the embedded forward purchase agreements and derivative liabilities on the Successor’s consolidated balance sheets. For the period from July 22, 2023 to December 31, 2023 (Successor), the Company recorded a loss related to the change in fair value of the make-whole provision derivative liability of $0.3 million.

Committed Financing

In connection with the Merger, on January 6, 2023, Priveterra and Old AEON entered into separate subscription agreements for convertible notes with each of Alphaeon 1 LLC (“A1”) and Daewoong (collectively, the “Original Committed Financing Agreements”), pursuant to which A1 and Daewoong agreed to purchase, and Priveterra and Old AEON agreed to sell to each of them, up to $15 million and $5 million, respectively, aggregate of principal of interim convertible notes. Further, on June 8, 2023, Old AEON and Priveterra entered into a committed financing agreement with A1 (the “Additional Committed Financing Agreement”), pursuant to which A1 agreed to purchase, and Priveterra and Old AEON agreed to sell to A1, up to an additional $20 million aggregate principal of interim convertible notes. Pursuant to such agreement, the Company issued $14 million of interim convertible notes to A1 in the first and second quarters of 2023. The notes were subsequently measured at fair value under a fair value option election, with changes in fair value reported in earnings of the Predecessor (Old AEON). Conversion of the notes was contingent and automatically convertible on the Merger, and 2,226,182 shares of Priveterra Class A common stock were issued on the Closing Date in settlement of their conversion. The proceeds from the interim convertible notes were used to fund Old AEON’s operations through the consummation of the Merger. Additionally, approximately $25 million was received on the Closing Date in exchange for an aggregate of 3,571,429 shares of Priveterra Class A common stock at $7.00 per share that were issued under a committed financing agreement between Priveterra, Old AEON, and each of two investors, A1 and Daewoong.

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

The Company accounts for the Contingent Consideration Shares as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive loss, while the founder shares not subject to restrictions and forfeiture provisions were recorded to equity. As of December 31, 2023 (Successor), the contingent consideration liability was $104.4 million.

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the successor period July 22, 2023 to December 31, 2023, the Company recognized $52.8 million in income related to the change in fair value of contingent consideration on the Successor’s consolidated statements of operations and comprehensive loss.

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

Public warrants

Each whole public warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The public warrants became exercisable 30 days after the completion of the Merger, and will expire at 5:00 p.m., New York City time, on July 21, 2028, the five-year anniversary of the completion of the Merger, or earlier upon redemption or liquidation. Warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exception. When exercised on a cashless basis, the number of shares received per warrant is capped at 0.361.

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

Based on the terms of the Settlement Agreement, the Top-off Right is a freestanding financial instrument, and is accounted for as a derivative liability pursuant to ASC 815. Accordingly, the Company recognized a loss of $11.8 million in the Predecessor period, reflecting the change in fair value through the Closing Date. At the Closing, the derivative liability was derecognized, and the issuance of the Top-off Shares was recognized as purchase consideration in the Successor’s opening additional paid-in capital (see Note 5 Forward Merger).

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

Note 9.    Commitments and Contingencies

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

Note 10.    Income Taxes

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

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	December 31,
	2023	2022
Income tax at statutory rate	21.0%	21.0%
Convertible notes	(1.1)	(1.8)
Contingent consideration	2.9	—
Forward purchase agreements	(1.0)	—
Warrants	0.1	—
Stock compensation	—	(0.5)
Officers compensation	(0.5)	—
Transaction costs	(0.8)	—
IPR&D	(19.0)	—
Change in valuation allowance	(1.4)	(18.7)
Effective tax rate	0%	0.0%

A reconciliation of unrecognized tax benefits at the beginning and end of 2023 and 2022 is as follows (in thousands):

	December 31,
	2023	2022
Balance, beginning of year	$11,061	$7,270
Increases due to current year tax positions	3,609	3,791
Decreases due to prior year tax positions	—	—
Balance, end of year	$14,670	$11,061

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

Note 11.    Convertible Preferred Stock (Predecessor)

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

Note 12.    Common Stock

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

Successor

As of December 31, 2023 (Successor), the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 500,000,000 shares of common stock at a par value of $0.0001 per share. As of December 31, 2023 (Successor), 37,159,600 shares were issued and outstanding. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board. As of December 31, 2023 (Successor), no cash dividend has been declared to date. Each share of common stock is entitled to one vote. See to Note 5 Forward Merger for more information on the number of shares of common stock outstanding immediately following the Merger.

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

Note 13.    Share-based Compensation Stock Incentive Plans

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

In connection with the Merger, the Successor assumed the 2019 Incentive Award Plan and all options and RSU awards that were outstanding immediately prior to the Merger were converted into substantially similar awards covering shares of the Successor’s common stock based on a conversion ratio of approximately 77.65 to 1 share. Additionally, the exercise price for the awards were repriced to $10.00 for all options. The options and RSU awards have lock-up provisions of one year from the Closing. The fair value of the replacement awards that were vested, based on the value immediately prior to the Merger, of $13.3 million were included as purchase consideration (see Note 5 Forward Merger for additional information). The remaining value of the replacement awards will be recognized in the successor period as compensation expense over the remaining vesting period, which includes stock-based compensation expense of $1.0 million recorded in the successor period for the impact of the stock option repricing.

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

At the Closing, ABP had granted options to purchase a total of 45,130 ABP Sub options which converted into options to purchase 3,515,219 shares of the Company’s common stock, and a total of 15,059 RSU awards, which converted into RSU awards covering 1,169,366 shares of the Company’s common stock. Of such RSU awards, 127,801 RSUs accelerated vesting concurrently with the

Merger. As such, the Company included an additional $1.8 million in purchase consideration (see Note 5 Forward Merger for additional information). Additionally, of such RSU awards, 466,468 RSU’s contained performance-based vesting criteria based on the achievement of the same milestones as the contingent consideration (see Note 8 Fair Value Measurements for additional information). As of December 31, 2023, the milestones 1 and 2 were determined to be probable, and the Company expenses the proportionate RSU’s over the vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone. For the period from July 22, 2023 to December 31, 2023 (Successor), the Company has recognized $0.4 million in selling, general and administrative expenses and a de minimus amount in research and development expenses associated with such performance based RSU’s in the Successor’s consolidated statement of operations.

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

During the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), and the twelve months ended December 31, 2022 (Predecessor), the Company recognized $2.8 million, $3.1 million and $5.9 million, respectively, of share-based compensation expense in selling, general and administrative expenses, respectively, and $0.4 million, $0.8 million and $1.3 million, respectively, in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Note 14.    Subsequent Events

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

Convertible Note Subscription and License Agreement Amendment

On March 19, 2024, the Company entered into a subscription agreement with Daewoong (the “Subscription Agreement”) relating to the sale and issuance by the Company of senior secured convertible notes (each, a “Convertible Note” and together, the “Convertible Notes”) in the principal amount of up to $15.0 million, which are convertible into shares of the Company’s common stock, subject to certain conditions and limitations set forth in each Convertible Note. Each Convertible Note will contain customary events of default, will accrue interest at an annual rate of 15.79% and will have a maturity date that is three years from the funding date, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. The Company will use the net proceeds from each Convertible Note to support the late-stage clinical development of its lead product candidate ABP-450 and for general working capital purposes. Pursuant to the terms of the Subscription Agreement, on March 24, 2024 and April 12, 2024, the Company issued and sold to Daewoong Convertible Notes in the principal amounts of $5.0 million and $10.0 million, respectively.

On March 19, 2024, the Company entered into a Fourth Amendment to the License Agreement (the “License Agreement Amendment”) with Daewoong, which amends certain License and Supply Agreement, by and between the Company and Daewoong, dated December 20, 2019, as amended on July 29, 2022, January 8, 2023 and April 24, 2023 (the “License Agreement”). Pursuant to the terms of the License Agreement Amendment, the License Agreement will terminate if, over any six month period, (a) the Company ceases to commercialize ABP-450 in certain territories specified in the License Agreement and (b) the Company ceases to advance any clinical studies of ABP-450 in such territories. The License Agreement Amendment also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00 (the “Termination Purchase Right”). The Termination Purchase Right will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon an Automatic Conversion or Optional Conversion (as defined in the Convertible Notes).

On March 29, 2024, the Company delivered notice of redemptions to warrant holders with a redemption date of April 29, 2024 for the redemption of the Company’s outstanding public warrants. The number of shares of common stock that each exercising warrant holder will receive by virtue of the cashless exercise (instead of paying the $11.50 per Public Warrant cash exercise price) will be calculated in accordance with the terms of the Warrant Agreement. On May 2, 2024, the Company paid approximately $21 thousand to redeem the remaining public warrants.

On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company will continue to evaluate the complete dataset and determine the next steps in the development of ABP-450. Additionally, the Company has commenced cash preservation measures and will review all strategic options.

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

Our certifying officers concluded that the Company did not have an effective risk assessment over complex transactions due to the lack of sufficient and qualified resources. This also led to a deficiency in the design and implementation of controls over in-process research and development and valuation of financial instruments. The material weaknesses resulted in a restatement of our financial statements as described in the Explanatory Note to the Quarterly Report Form 10Q/A filed on March 29, 2024 and as described in the Explanatory Note to this Annual Report. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to the established rules of the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

Management has continued to take action to remediate the material weaknesses during the year ended December 31, 2023. However, the material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding director, officers and corporate governance is incorporated by reference to the information under the caption “Corporate Governance” that is included in the AEON Biopharma, Inc. 2024 Proxy Statement filed with the SEC on April 29, 2024.

Item 11. Executive Compensation

The information regarding executive compensation is incorporated by reference to the information under the caption “Executive and Director Compensation” that is included in the AEON Biopharma, Inc. 2024 Proxy Statement filed with the SEC on April 29, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership and related stockholder matters are incorporated by reference to the information under the captions “Stock Ownership” and “Equity Compensation Plan Information” that is included in the AEON Biopharma, Inc. 2024 Proxy Statement filed with the SEC on April 29, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information regarding related party transactions and director independence are incorporated by reference to the information under the caption “Certain Relationships and Related Person Transactions” and “Director Independence” that is included in the AEON Biopharma, Inc. 2024 Proxy Statement filed with the SEC on April 29, 2024.

Item 14. Principal Accountant Fees and Services

The information regarding principal accountant fees and services is incorporated by reference to the information under the caption “Audit, Audit-Related, Tax and All Other Fees” that is included in the AEON Biopharma, Inc. 2024 Proxy Statement filed with the SEC on April 29, 2024.

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

10.11	Consulting Agreement, by and between AEON Biopharma, Inc. and Eric Carter, M.D., dated January 30, 2020, and amended on January 30 2020 and September 30, 2020
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97†	AEON Biopharma, Inc. Policy for Recovery of Erroneously Awarded Compensation
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
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

Date: May 14, 2024

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

Signature	Title	Date

/s/ Marc Forth	President, Chief Executive Officer and Director	May 14, 2024
Marc Forth	(Principal Executive Officer)

/s/ Peter Reynolds	Chief Financial Officer	May 14, 2024
Peter Reynolds	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jost Fischer	Chairman of the Board	May 14, 2024
Jost Fischer

/s/ Eric Carter	Director	May 14, 2024
Eric Carter

/s/ Robert Palmisano	Director	May 14, 2024
Robert Palmisano

/s/ Seongsoo Park	Director	May 14, 2024
Seongsoo Park

/s/ Shelley Thunen	Director	May 14, 2024
Shelley Thunen