Form 10-Q
period 2024-03-31
AEON Biopharma, Inc.
filed 2024-05-14
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

		Page

Part I	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2024 (Successor) and December 31, 2023 (Successor)	1

	Condensed Consolidated Statements of Operations and Comprehensive loss for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor)	2

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor)	3

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

Part II	Other Information

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Exhibit Index

Signatures

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	Successor	Successor
	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,558	$5,158
Prepaid expenses and other current assets	940	1,064
Total current assets	2,498	6,222
Property and equipment, net	307	332
Operating lease right-of-use asset	198	262
Other assets	29	29
Total assets	$3,032	$6,845
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$6,523	$3,388
Accrued clinical trials expenses	984	5,128
Accrued compensation	1,338	943
Forward purchase agreements liquidated damages	3,000	—
Other accrued expenses	4,112	3,590
Total current liabilities	15,957	13,049
Convertible notes at fair value, including related party amount of $5,087 and $0, at March 31, 2024 and December 31, 2023, respectively	5,087	—
Warrant liability	12,000	1,447
Contingent consideration liability	168,119	104,350
Embedded forward purchase agreements and derivative liabilities	250	41,043
Total liabilities	201,413	159,889
Commitments and contingencies
Stockholders’ Deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2024 and December 31, 2023, and 38,120,288 and 37,159,600 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	393,235	381,264
Subscription receivables	—	(60,710)
Accumulated deficit	(591,620)	(473,602)
Total stockholders' deficit	(198,381)	(153,044)
Total liabilities and stockholders' deficit	$3,032	$6,845

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	Successor	Predecessor
Operating expenses:
Selling, general and administrative	$4,649	$3,841
Research and development	5,732	9,205
Change in fair value of contingent consideration	63,769	—
Total operating costs and expenses	74,150	13,046
Loss from operations	(74,150)	(13,046)
Other (loss) income:
Change in fair value of convertible notes	(87)	(4,657)
Change in fair value of warrants	(20,903)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	(22,917)	—
Other income, net	39	64
Total other loss, net	(43,868)	(4,593)
Loss before taxes	(118,018)	(17,639)
Income taxes	—	—
Net loss and comprehensive loss	$(118,018)	$(17,639)
Basic and diluted net loss per share	$(3.17)	$(0.13)
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	37,268,074	138,825,356

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited)

	Convertible				Additional					Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Shares	Amount	Interest	Deficit
Balance as of January 1, 2024 (Successor)	—	$—	37,159,600	$4	$381,264	$(60,710)	$(473,602)	—	$—	$—	$(153,044)
Net loss	—	—	—	—	—	—	(118,018)	—	—	—	(118,018)
Termination of Forward Purchase Agreements	—	—	—	—	—	60,710	—	—	—	—	60,710
Issuance of shares related to cashless warrant exercises	—	—	960,688	—	10,350	—	—	—	—	—	10,350
Stock-based compensation expense	—	—	—	—	1,621	—	—	—	—	—	1,621
Balance as of March 31, 2024 (Successor)	—	$—	38,120,288	$4	$393,235	$—	$(591,620)	—	$—	$—	$(198,381)

Balance as of January 1, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(474,839)	(22,821)	$(23)	$17,087	$(270,413)
Net loss	—	—	—	—	—	—	(17,639)	—	—	—	(17,639)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	1,360	1,360
Balance as of March 31, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(492,478)	(22,821)	$(23)	$18,447	$(286,692)

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	Successor	Predecessor
Cash flows from operating activities:
Net loss	$(118,018)	$(17,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25	25
Stock-based compensation expense	1,621	1,360
Change in fair value of convertible notes	87	4,657
Change in fair value of warrants	20,903	—
Loss on embedded forward purchase agreements and derivative liabilities	22,917	—
Change in fair value of contingent consideration	63,769	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	124	39
Accounts payable	3,136	(3,524)
Accrued expenses and other liabilities	(3,228)	3,984
Other assets and liabilities	64	40
Net cash used in operating activities	(8,600)	(11,058)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes	5,000	6,000
Net cash provided by financing activities	5,000	6,000
Net decrease in cash and cash equivalents	(3,600)	(5,058)
Cash and cash equivalents at beginning of period	5,158	9,746
Cash and cash equivalents at end of period	$1,558	$4,688

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of March 31, 2024, the Successor reported cash and cash equivalents of $1.6 million and an accumulated deficit of $591.6 million. The Company expects to incur losses and use cash in its operations for the foreseeable future.

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

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to Old AEON, AEON Biopharma Sub, Inc. (“Predecessor”), and for the periods after the Closing, refers to AEON Biopharma, Inc., including AEON Biopharma Sub, Inc. (“Successor”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable. AEON Biopharma Sub, Inc. was deemed to be the predecessor entity. Accordingly, the historical financial statements of AEON Biopharma Sub, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of AEON Biopharma Sub, Inc. prior to the Merger and (ii) the combined results of the Company, including AEON Biopharma Sub, Inc., following the Closing. The accompanying financial statements include a Predecessor period for the three months ended March 31, 2023, and a Successor period for the three months ended March 31, 2024. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheets as of March 31, 2024 (Successor), the condensed consolidated statements of operations and comprehensive loss and convertible preferred stock and stockholders’ deficit for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor), and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor) and the related note disclosures are unaudited. The balance sheet information as of December 31, 2023 (Successor) is derived from the Successor’s audited financial statements. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, on a basis consistent with the audited financial statements and reflect all adjustments which only include normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2024 (Successor) and its results of operations and comprehensive loss and cash flows for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor). The results for the three months ended March 31, 2024 (Successor) are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. The Company’s most significant estimates relate to the research and development accruals, valuation of common stock and related stock-

based compensation, and the fair values of the contingent consideration, forward purchase agreements, in-process research and development, warrant liabilities, convertible notes, among others. Although the Company bases estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments over the carrying values of assets and liabilities, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

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

As of March 31, 2024 and December 31, 2023, the Company operates and manages its business as one operating and reportable segment.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s furniture and fixtures are depreciated on a straight-line basis over a period of seven years. Equipment is depreciated over a useful life of five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the related lease term. Property and equipment, net, as of December 31, 2023 and March 31, 2024 (unaudited) are as follows (in thousands):

	March 31,	December 31,
	2024	2023
	Successor	Successor
Furniture and fixtures	$199	$199
Equipment	237	237
Leasehold improvements	66	66
Property and equipment	502	502
Accumulated depreciation	(195)	(170)
Property and equipment, net	$307	$332

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	March 31,	December 31,
	2024	2023
	Successor	Predecessor
Legal expenses	$2,325	$1,867
Excise tax liability	569	569

Operating lease liability - short term portion	205	278
Daewoong vial usage	25	33
Remaining other accrued expenses	988	843
Total other accrued expenses	$4,112	$3,590

Convertible Notes

The Company elected to account for its convertible promissory notes at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the condensed consolidated statements of operations and comprehensive loss or as a component of other comprehensive loss for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred. The Predecessor convertible promissory notes were converted into shares of the Company’s common stock at the Closing.

Contingent Consideration (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms (as further defined in Note 6 Fair Value Measurements) and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and Derivatives and Hedging (“ASC 815”). The Contingent Consideration Shares are classified as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive loss.

Forward Purchase Agreements (Successor)

Based on the applicable guidance in ASC 480, ASC 815, Equity (“ASC 505”) and Staff Accounting Bulletin Topic 4.E, Receivables from Sale of Stock (“SAB 4E”), the Company had determined that each of its forward purchase agreements entered in connection with the Merger was a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value each reporting period. For more information, see Note 3 Forward Merger. Subsequent changes in the bifurcated derivatives are recorded in the Successor’s condensed consolidated statements of operations and comprehensive loss. The forward purchase agreements were terminated in March 2024, and the loss related to the termination was recorded to the condensed consolidated statement of operations and comprehensive loss.

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

Convertible Preferred Stock (Predecessor)

The Company recorded its Predecessor convertible preferred stock at their respective issuance price, less issuance costs on the dates of issuance. The convertible preferred stock was classified outside of permanent equity as temporary equity in the accompanying Predecessor’s condensed consolidated balance sheets. Although the convertible preferred stock was not redeemable at the holder’s option, upon certain change in control events that are outside of the Company’s control, including liquidation, sale or transfer of control of the Company, holders of the convertible preferred stock may have had the right to receive their liquidation preference to any distribution of the proceeds under the terms of the Company’s amended and restated certificate of incorporation. The Company did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares since it is uncertain whether or when a redemption event will occur. Subsequent adjustments to increase the carrying values to the redemption values will be made only when it becomes probable that such redemption will occur. As part of the Merger, each share of Old AEON common stock issued with respect to the Old AEON convertible preferred stock was converted into approximately 2.328 shares of common stock and the right to receive a pro-rata portion of the contingent consideration.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs associated with clinical studies including clinical trial design, clinical site reimbursement, data management, travel expenses and the cost of products used for clinical trials and internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs. Additionally, research and development expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses and an allocation of facility overhead expenses. Costs incurred in obtaining technology licenses are charged to acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The acquired IPR&D at the Closing was written off to the Successor’s consolidated income statement for the period ended December 31, 2023.

The Company accrues the expenses for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services. Payments made to outside service providers in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. There have been no material adjustments to the Company’s estimates for clinical trial expenses through December 31, 2023 (Successor) and March 31, 2024 (Successor).

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

Net Loss Per Share

Prior to the Merger, the Predecessor calculated basic and diluted net loss per share to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of convertible preferred stock to be participating securities as they participate in any dividends declared by the Company. Under the two-class method, undistributed earnings allocated to these participating stockholders were subtracted from net income in determining net loss attributable to common stockholders. Net loss was not allocated to convertible preferred stock as the holders of convertible preferred stock did not have a contractual obligation to share in losses. Subsequent to the Merger, the Company only has one class of shares.

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive shares of common stock in Predecessor periods. For Predecessor periods, diluted net loss per share was computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period using the “treasury stock,” “if converted” or “two-class” method unless their inclusion would have been anti-dilutive. For purposes of the diluted net loss per share calculation, convertible preferred stock, warrants, convertible notes and common stock options were considered as potentially dilutive securities.

Since the Company was in a loss position for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor), basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive common shares was anti-dilutive.

Basic and diluted net loss per share for the three months ended March 31, 2023 (Predecessor) was calculated as follows (in thousands, except share and per share amounts) (unaudited):

Three months ended March 31, 2023 (Predecessor)
Net loss	$(17,639)
Weighted average common shares outstanding, basic and diluted	138,825,356
Net loss per share, basic and diluted	$(0.13)

Basic and diluted net loss per share for the three months ended March 31, 2024 (Successor) were calculated as follows (in thousands, except share and per share amounts) (unaudited):

Three months ended March 31, 2024 (Successor)
Net loss	$(118,018)
Weighted average common shares outstanding, basic and diluted	37,268,074
Net loss per share, basic and diluted	$(3.17)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive impact (unaudited):

	March 31,	March 31,
	2024	2023
	Successor	Predecessor
Warrants	8,276,085	—
Contingent consideration	16,000,000	—
Contingent founder shares	3,450,000	—
Convertible preferred stock outstanding	—	21,257,708
Convertible preferred stock warrants outstanding	—	342,011
Common stock options and restricted stock units	5,536,898	9,694,890
	33,262,983	31,294,609

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

On April 27, 2023, Priveterra and AEON amended the Business Combination Agreement. Concurrently with the amendment to the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. See Note 6 Fair Value Measurements for additional information. The fair value of the contingent consideration at the Closing was valued to be $125.7 million, and is included in the purchase price. Additionally, the Successor assumed the Predecessor’s 2019 Incentive Award Plan, and as such, the fair value of the replacement awards of $13.3 million were included in purchase consideration, $11.5 million related to stock options and $1.8 million related to restricted stock units. See Note 9 Stock-based Compensation for additional information.

Asset Acquisition Method of Accounting

The Merger was accounted for using the asset acquisition method in accordance with U.S. GAAP. Under this method of accounting, Priveterra was considered to be the accounting acquirer based on the terms of the Merger. Upon consummation of the Merger, the cash on hand resulted in the equity at risk being considered insufficient for Old AEON to finance its activities without additional subordinated financial support. Therefore, Old AEON was considered a Variable Interest Entity (“VIE”) and the primary beneficiary of Old AEON was treated as the accounting acquirer. Priveterra held a variable interest in Old AEON and owned 100% of Old AEON’s equity. Priveterra was considered the primary beneficiary as it has the decision-making rights that gives it the power to direct the most significant activities. Also, Priveterra retained the obligation to absorb the losses and/or receive the benefits of Old AEON that could have potentially been significant to Old AEON. The Merger was accounted for as an asset acquisition as substantially all of the fair value was concentrated in IPR&D, an intangible asset. Old AEON’s assets (except for cash) and liabilities were measured at fair value as of the transaction date. Consistent with authoritative guidance on the consolidation of a VIE that is not considered a business, differences in the total purchase price and fair value of assets and liabilities are recorded as a gain or loss. The loss on the consolidation of the VIE is reflected “on the line” in the Successor’s opening accumulated deficit.

Costs incurred in obtaining technology licenses are charged to research and development expense as IPR&D if the technology licensed has not reached technological feasibility and has no alternative future use. The acquired IPR&D of $348.0 million at the Closing was written off to the Successor’s consolidated statement of operations for the year ended December 31, 2023. To estimate the value of the acquired IPR&D, the Company used a Multi-Period Excess Earnings Method under the Income Approach. The determination of the fair value requires management to make significant estimates including, but not limited to, the discount rate used, the total addressable market for each potential drug, market penetration assumptions, and the estimated timing of commercialization of the drugs. Changes in these assumptions could have a significant impact on the fair value of the IPR&D. The significant assumptions used in determining IPR&D was the discount rate of 25%, implied internal rate of return of 24.8% and long-term growth rate of 4%.

The following is a summary of the purchase price calculation (in thousands except share and per share data):

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

The allocation of the purchase price was as follows (in thousands):

Cash and cash equivalents	$2,001
Net working capital (excluding cash and cash equivalents)	(16,182)
Other assets and liabilities	775
Acquired in-process research and development	348,000
Net assets acquired	334,594
Loss on consolidation of VIE	7,553
Total purchase price	$342,147

In connection with the Merger, the transactions that occurred concurrently with the closing date of the Merger were reflected “on the line”. “On the line” describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor nor the Successor as they are not directly attributable to either period but instead were contingent on the Merger. The opening cash balance in the Successor’s condensed consolidated statement of cash flow of $31.2 million consists of cash and cash equivalents from Priveterra of $29.2 million and Old AEON $2.0 million. The number of shares of common stock issued and amounts recorded on the line within stockholders’ deficit are reflected below to arrive at the opening consolidated balance sheet of the Successor.

		Common shares	Common stock amount	Subscription Receivable	APIC	Accumulated Deficit

Priveterra closing equity as of July 21, 2023		557,160	$—	$—	$5,937	$(12,897)
Shares issued as Consideration in the Merger	Note 1	16,500,000	2	—	192,189	—
Merger Consideration - Shares issued for Interim Convertible Notes related to Committed Financing	Note 5	2,226,182	—	—	24,132	—
Stock-Compensation for Class B Founder Shares	Note 3	6,900,000	1	—	68,972	(68,972)
Forward Purchase Agreements	Note 6	6,275,000	1	(60,710)	66,714	(38,255)
Issuance of Make-Whole derivative	Note 6	—	—	—	—	(427)

Shares issued in New Money PIPE Subscription Agreements	Note 6	1,001,000	—	—	10,844	(6,433)
Shares issued for Committed Financing	Note 6	3,571,429	—	—	38,714	(13,714)
Contingent Founder Shares	Note 6	—	—	—	(31,401)	—
Loss on Consolidation of VIE	Note 3	—	—	—	—	(7,553)
Other Miscellaneous		128,829	—	—	1,397	(1,397)
Total		37,159,600	$4	$(60,710)	$377,498	$(149,648)

The Sponsor, in connection with Priveterra’s initial public offering, purchased 6,900,000 shares of Class B common stock (the “Founder Shares”) for $25,000 (approximately $0.004 per share). These shares had no value until Priveterra effected the Merger. Upon the Merger, the Founder Shares automatically converted to shares of common stock. This conversion was solely contingent upon the completion of the Merger, a performance condition, and did not include any future service requirements. As such, the grant date fair value of the 6,900,000 shares was expensed in the amount of $69.0 million and is presented “on the line.” Pursuant to the terms of the Sponsor Support Agreement, as amended, effective at the Closing, 50% of the Founder Shares (i.e., 3,450,000 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in the Sponsor Support Agreement. As such, the fair value at Closing of the remaining 3,450,000 shares with vesting conditions in the amount of $31.4 million was reclassified from additional paid-in capital to contingent consideration liability on the accompanying Successor’s consolidated balance sheet.

Note 4.    Related Party Transactions (Predecessor)

2019 Debt Financings

During the three months ended March 31, 2023 (Predecessor), the Predecessor recognized $0.6 million of expense related to the increase in the fair value of the 2019 Convertible Notes. As of December 31, 2022 (Predecessor), the principal amount outstanding under the 2019 Convertible Notes was $6.0 million, with an estimated fair value of $16.2 million. The 2019 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and were recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3 Forward Merger).

SCH Convertible Note

During the three months ended March 31, 2023 (Predecessor), the Predecessor recognized $1.5 million of expense related to the increase in the fair value of the SCH Convertible Note. As of December 31, 2022, the principal amount outstanding under the SCH Convertible Note was $17.5 million, with an estimated fair value of $25.1 million. The SCH Convertible Note was converted into shares of the Successor’s common stock at the Closing and was recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3 Forward Merger).

A1 Convertible Notes

During the three months ended March 31, 2023 (Predecessor), the Predecessor recognized $0.5 million, $0.7 million and $1.9 million of expense related to the increase in the fair value of the 2021 A1 Convertible Notes, 2022 A1 Convertible Notes and March 2023 A1 Convertible Notes, respectively. As of December 31, 2022, the principal amount outstanding under the 2021 A1 Convertible Notes and 2022 A1 Convertible Notes were $10 million and $14.5 million, respectively, with an estimated fair value of $8.7 million and $12.2 million, respectively. The 2021 A1 Convertible Notes and 2022 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing. The March 2023 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and was recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3 Forward Merger).

Note 5.    Daewoong Convertible Notes

During the three months ended March 31, 2023 (Predecessor), the Predecessor recognized $0.5 million of income related to the decrease in the fair value of the Daewoong Convertible Notes. As of December 31, 2022, the principal amount outstanding (excluding the PIK Principal) under the Daewoong Convertible Notes was $60 million, with an estimated fair value of $53.5 million. The Daewoong Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

Convertible Note Subscription and License Agreement Amendment

On March 19, 2024, the Company entered into a subscription agreement with Daewoong (the “Subscription Agreement”) relating to the sale and issuance by the Company of senior secured convertible notes (each, a “2024 Convertible Note” and together, the “2024 Convertible Notes”) in the principal amount of up to $15.0 million, which are convertible into shares of the Company’s common stock, subject to certain conditions and limitations set forth in each Convertible Note. Each Convertible Note contains customary events of default, accrues interest at an annual rate of 15.79% and has a maturity date that is three years from the funding date, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. The Company will use the net proceeds from each Convertible Note to support the late-stage clinical development of its lead product candidate ABP-450 and for general working capital purposes. Pursuant to the terms of the Subscription Agreement, on March 24, 2024, the Company issued and sold to Daewoong one Convertible Note in the principal amount of $5.0 million, and on April 12, 2024, the Company issued and sold to Daewoong one Convertible Note in the principal amount of $10.0 million.

On March 19, 2024, the Company entered into a Fourth Amendment to the License Agreement (the “License Agreement Amendment”) with Daewoong, which amends that certain License and Supply Agreement, by and between the Company and Daewoong, dated December 20, 2019, as previously amended on July 29, 2022, January 8, 2023 and April 24, 2023 (the “License Agreement”). Pursuant to the terms of the License Agreement Amendment, the License Agreement will terminate if, over any six month period, (a) the Company ceases to commercialize ABP-450 in certain territories specified in the License Agreement and (b) the Company ceases to advance any clinical studies of ABP-450 in such territories. The License Agreement Amendment also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00 (the “Termination Purchase Right”). The Termination Purchase Right will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon an Automatic Conversion or Optional Conversion (as defined in the Convertible Notes).

During the three months ended March 31, 2024 (Successor), the Company recognized $0.1 million of expense related to the increase in the fair value of the 2024 Daewoong Convertible Note. As of March 31, 2024, the principal amount outstanding under the 2023 Daewoong Convertible Note was $5 million, with an estimated fair value of $5.1 million.

Note 6.    Fair Value Measurements

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying value of cash and cash equivalents, accounts payable, accrued liabilities and convertible notes approximate fair value because of the short-term nature of those instruments. There were no convertible notes outstanding at March 31, 2024. The following are other financial assets and liabilities that are measured at fair value on a recurring basis.

Convertible Notes at Fair Value

Due to certain embedded features within the convertible notes, the Company elected the fair value option to account for its convertible notes, including any paid-in-kind principal and interest, and the embedded features. During the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor), the Company recognized $0.1 million and $4.7 million, respectively, of expense related to the increase in the fair value of the convertible notes. As of March 31, 2024 (Successor) and December 31, 2023 (Successor), the principal amount outstanding under the convertible notes was $5.0 million and $0, respectively, with an estimated fair value of $5.1 million and $0, respectively. The convertible notes outstanding prior to the Closing were converted into shares of the Successor’s common stock at the Closing. For more information on convertible notes, see Note 4 Related Party Transactions (Predecessor) and Note 5 Daewoong Convertible Notes.

The fair value of the convertible notes was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various qualified financings, corporate transaction and dissolution scenarios. The significant unobservable input assumptions that can significantly change the fair value included (i) the weighted average cost of capital, (ii) the timing of payments, (iii) the discount for lack of marketability, (iv) the probability of certain corporate scenarios, and (v) the long-term pretax operating margin. During the three months ended March 31, 2024 (Successor) March 31, 2023 (Predecessor), the Company utilized discount rates ranging from 20% to 60%, respectively, reflecting changes in the Successor’s and Predecessor’s risk profile, time-to-maturity probability, and key terms when modified to the convertible notes.

As of the Closing, the fair value of the convertible notes immediately prior to their conversion was based on the fair value of the Company’s shares to be received by the holders using the market price of the shares at Closing.

Forward Purchase Agreements (Successor)

On June 29, 2023, Priveterra and Old AEON entered into the Forward Purchase Agreements with each of (i) ACM ARRT J LLC (“ACM”) and (ii) Polar Multi-Strategy Fund (“Polar”) (each of ACM and Polar, individually, a “Seller”, and together, the “Sellers”) for OTC Equity Prepaid Forward Transactions. For purposes of each Forward Purchase Agreement, Priveterra is referred to as the “Company” prior to the consummation of the Merger, while AEON is referred to as the “Company” after the consummation of the Merger. As described below, the Forward Purchase Agreements were terminated on March 18, 2024.

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

On July 21, 2023, the Company was obligated to pay each Seller separately the Prepayment Amount required under its respective Forward Purchase Agreement, except that since the Prepayment Amount payable to a Seller was to be paid from the purchase of the Additional Shares by such Seller pursuant to the terms of its respective FPA Funding Amount PIPE Subscription Agreement, such amount was netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller were to be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. Therefore, the aggregate Prepayment Amount of $66.7 million was netted against the proceeds paid from the purchase of the Additional Shares in the aggregate by the Sellers pursuant to the FPA Funding Amount PIPE Subscription Agreements. We did not have access to the Prepayment Amount immediately following the Closing and, pursuant to the termination of the Forward Purchase Agreements as described below related to the FPA termination, the Sellers will retain the Prepayment Amount in full, which may adversely affect our liquidity and capital needs. The Prepayment Amount of $66.7 million was recorded at its present value of $60.7 million as Subscription Receivables, which reduced stockholders’ deficit on the Successor’s condensed consolidated balance sheet at December 31, 2023. The $6 million difference between the subscription receivables and the present value of the subscription receivables at Closing was recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 3 Forward Merger).

Termination of Forward Purchase Agreements

On March 18, 2024, the Company and ACM ARRT J LLC (“ACM”) entered into a termination agreement (the “ACM Termination Agreement”) terminating that certain Forward Purchase Agreement, dated June 29, 2023, by and among the Company and ACM (the “ACM FPA”). The ACM Termination Agreement provides that (i) ACM will retain 3,100,000 previously issued shares of common stock held by ACM pursuant to the ACM FPA and its respective subscription agreement (the “ACM Retained Shares”) and (ii) the Company will be subject to up to $1,500,000 in liquidated damages if it fails to meet certain registration requirements for the ACM Retained Shares, subject to certain conditions set forth in the ACM Termination Agreement. The Company has recorded the potential $1.5 million as a liability to the condensed consolidated balance sheet as of March 31, 2024. ACM did not pay any cash to the Company for the ACM Retained Shares and retained all portions of the Prepayment Amount associated with the ACM Retained Shares.

On March 18, 2024, the Company and Polar entered into a termination agreement (the “Polar Termination Agreement”) terminating that certain Forward Purchase Agreement, dated June 29, 2023, by and among the Company and Polar (the “Polar FPA”). The Polar Termination Agreement provides that (i) Polar will retain 3,175,000 previously issued shares of common stock held by Polar pursuant to the Polar FPA and its respective subscription agreement (the “Polar Retained Shares”) and (ii) the Company will be subject to up to $1,500,000 in liquidated damages if it fails to meet certain registration requirements for the Polar Retained Shares, subject to certain conditions set forth in the Polar Termination Agreement. The Company has recorded the potential $1.5 million as a liability to the condensed consolidated balance sheet as of March 31, 2024. Polar did not pay any cash to the Company for the Polar Retained Shares and retained all portions of the Prepayment Amount associated with the Polar Retained Shares.

As a result of the ACM Termination Agreement and Polar Termination Agreement, the Company recorded a charge to the condensed consolidated statement of operations of $20.3 million during the three months ended March 31, 2024 to reverse the related subscription receivable and derivative liability on the accompanying condensed consolidated balance sheet.

New Money PIPE Subscription Agreements and Letter Agreements

As of March 31, 2024 (Successor), the make-whole provision derivative liability was $0.3 million, included in the embedded forward purchase agreements and derivative liabilities on the Successor’s condensed consolidated balance sheets. For the three months ended March 31, 2024 (Successor), the Company recorded a gain related to the change in fair value of the make-whole provision derivative liability of $0.4 million.

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

The Company classifies the Contingent Consideration Shares as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive loss.

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. As of March 31, 2024 (Successor), the contingent consideration liability was $168.1 million. For the three months ended March 31, 2024 (Successor), the expense related to the change in fair value of contingent consideration was $63.8 million on the Successor’s condensed consolidated statements of operations and comprehensive loss.

Warrants (Successor)

Upon the Closing, 14,479,999 warrants, initially issued by Priveterra in February 2021, consisting of 9,200,000 public warrants sold in the IPO and 5,279,999 warrants issued in a concurrent private placement, were outstanding. The terms of the warrants are governed by a Warrant Agreement dated February 8, 2021 between the Company (then known as Priveterra Acquisition Corp.) and Continental Stock Transfer & Trust Company (the “Warrant Agreement”).

The warrants are accounted for as a liability at the Closing with changes in the fair value recorded to the Successor’s condensed consolidated statement of operations. The Company utilized the publicly reported market price of the public warrants to value the warrant liability at $12.0 million and $1.4 million as of March 31, 2024 (Successor) and December 31, 2023 (Successor), respectively. For the three months ended March 31, 2024 (Successor), the expense from the change in fair value of warrants was $20.9 million.

Warrant exercises

During the three months ended March 31, 2024 (Successor), an aggregate of 6,203,847 warrants were exercised on a cashless basis for 960,688 shares of common stock with an impact to additional paid in capital of $10.3 million.

On March 29, 2024, the Company delivered notice of redemptions to warrant holders with a redemption date of April 29, 2024 for a cashless redemption of the Company’s outstanding public warrants. The number of shares of common stock that each exercising warrant holder will receive by virtue of the cashless exercise (instead of paying the $11.50 per Public Warrant cash exercise price) will be calculated in accordance with the terms of the Warrant Agreement.

A summary of activity of the Company’s issued and outstanding public warrants for the three months ended March 31, 2024 (Successor) is as follows (unaudited):

	Public	Private	Total

Issued and Outstanding, January 1, 2024	9,200,000	5,279,999	14,479,999
Number of warrants exercised	(4,912,867)	(1,291,047)	(6,203,914)
Issued and Outstanding, March 31, 2024	4,287,133	3,988,952	8,276,085

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

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands, unaudited):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Embedded Forward Purchase Agreement and Make Whole Derivative
	(Level 3)	(Level 1)	(Level 3)	(Level 3)
Successor
Balance, January 1, 2024	$-	$1,447	$104,350	$41,043
Issuance of convertible notes	5,000	-	-	-
Change in fair value	87	20,903	63,769	(413)
Warrant cashless exercise	-	(10,350)	-	-
Termination of forward purchase agreements	-	-	-	(40,380)
Termination of forward purchase agreements	$5,087	$12,000	$168,119	$250

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

The following table summarizes supplemental balance sheet information related to the operating lease as of March 31, 2024 (in thousands, unaudited):

Minimum lease payments by fiscal year
2024	$213
Total future minimum lease payments	213
Less: Imputed interest	(8)
Present value of lease payments	205
Less: Current portion (included in other accrued expenses)	(205)
Noncurrent operating lease liability	$—
Operating lease right-of-use asset	$198
Remaining lease term in years	0.7
Discount rate	10%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor) (in thousands) (unaudited).

	Three Months Ended
	March 31,
	2024	2023
	Successor	Predecessor
Cost of operating leases	$43	$60
Cash paid for operating leases	80	77

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

Note 8.    Common Stock

As of March 31, 2024 (Successor), the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 500,000,000 shares of common stock at a par value of $0.0001 per share. As of March 31, 2024 (Successor), 38,120,288 shares were issued and outstanding. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of March 31, 2024 (Successor), no cash dividend has been declared to date. Each share of common stock is entitled to one vote. Refer to Note 3 Forward Merger for more information on the number of shares of common stock outstanding immediately following the Merger.

Common Stock Reserved

The table below summarizes the Company’s reserved common stock for further issuance as of March 31, 2024 (Successor) and December 31, 2023 (Successor):

	March 31,	December 31,
	2024	2023
	(unaudited)
Stock options issued and outstanding	4,545,332	3,846,972
Restricted stock units (unvested)	991,566	1,012,994
Shares available for future issuance under the stock incentive plan	3,347,924	3,536,710
Warrants	8,276,085	14,479,999
Contingent consideration	16,000,000	16,000,000
Total common stock reserved	33,160,907	38,876,675

Note 9.    Share-based Compensation Stock Incentive Plans

2019 Incentive Award Plan

In June 2019, ABP Sub Inc., the Predecessor’s wholly-owned subsidiary, established its 2019 Incentive Award Plan (the “2019 Incentive Award Plan”), as amended from time to time, that provides for the granting of incentive and nonqualified stock options, restricted stock units, restricted stock and stock appreciation rights to its employees, members of the Board of Directors and non-employee consultants. The 2019 Incentive Award Plan provides for stock options to be granted with exercise prices not less than the estimated fair value of the Predecessor’s common stock, and incentive options to be granted to individuals owning more than 10% of the total combined voting power of all classes of stock of the Predecessor with exercise prices not less than 110% of the estimated fair value of the Predecessor’s common stock on the date of grant. Stock options granted generally expire ten years after their original date of grant and generally vest between three years to four years with 25% vesting on the first anniversary of the date of grant and then monthly vesting after that. Stock options granted to a 10% stockholder are exercisable up to five years from the date of grant. Restricted stock awards granted generally become fully vested between one to three years.

In connection with the Merger, the Successor assumed the 2019 Incentive Award Plan and all options and RSU awards that were outstanding immediately prior to the Merger were converted into substantially similar awards covering shares of the Successor’s common stock based on a conversion ratio of approximately 77.65 to 1 share. Additionally, the exercise price for the awards were repriced to $10.00 for all options. The fair value of the replacement awards that were vested, based on the value immediately prior to the Merger, of $13.3 million were included as purchase consideration (see Note 3 Forward Merger for additional information). The remaining value of the replacement awards will be recognized in the successor period as compensation expense over the remaining vesting period, which included stock-based compensation expense of $1.0 million recorded in the third quarter of fiscal year 2023 of the successor period for the impact of the stock option repricing.

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

At the Closing, ABP had granted options to purchase a total of 45,130 ABP Sub options which converted into options to purchase 3,515,219 shares of the Company’s common stock, and a total of 15,059 RSU awards, which converted into RSU awards covering 1,169,366 shares of the Company’s common stock. Of such RSU awards, 127,801 RSUs accelerated vesting concurrently with the Merger. As such, the Company included an additional $1.8 million in purchase consideration (see Note 3 Forward Merger for additional information). Additionally, of such RSU awards, 466,468 RSU’s contained performance-based vesting criteria based on the achievement of the same milestones as the contingent consideration (see Note 6 Fair Value Measurements for additional information). As of March 31, 2024, milestones 1 and 2 were determined to be probable, and the Company began expensing the proportionate RSU’s over the vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone. For the three months ended March 31, 2024 (Successor), the Company has recognized $0.2 million of such RSU with earnout vesting criteria, $0.2 million in selling, general and administrative expenses and a de minimus amount in research and development expenses associated with such performance-based RSU’s in the Successor’s condensed consolidated statement of operations.

The following table summarizes stock option activity under 2019 Incentive Award Plan (unaudited):

Weighted
Average
	Number of	Exercise
	Shares	Price
Successor
Outstanding, January 1, 2024	3,515,219	$10.00
Options granted	—	—
Options forfeited	—	—
Outstanding, March 31, 2024	3,515,219	10.00
Exercisable, March 31, 2024	—	$—

There were no options granted in the 2019 Incentive Plan during 2023, and no options will be granted from this plan after the Closing.

As of March 31, 2024 (Successor) and December 31, 2023 (Successor), the weighted average remaining contractual life of options outstanding and options exercisable was 6.8 years and 7.1 years, respectively.

During the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor), the Company recognized $0.8 million and $1.4 million, respectively, of share-based compensation expense related to stock options granted.

As of March 31, 2024 (Successor) and December 31, 2023 (Successor), total unrecognized compensation expense related to nonvested stock options was $4.1 million and $4.9 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 9 months and 10 months, respectively.

The following table summarizes restricted stock units activity under the 2019 Incentive Award Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Successor
Outstanding, January 1, 2024	1,012,994	$10.84
Granted	—	—
Vested	—	—
Forfeited	(21,428)	10.84
Outstanding, March 31, 2024	991,566	$10.84

During the three months ended March 31, 2024 (Successor), the Company recognized $0.7 million of share-based compensation expense related to restricted stock units granted, including $0.2 million with earnout vesting criteria.

As of March 31, 2024 (Successor), total unrecognized compensation expense related to nonvested restricted stock units was $8.5 million, of which $4.4 million was related to the earnout vesting criteria, and the remaining $4.1 million is expected to be recognized over the weighted-average remaining requisite service period of 28 months. The unrecognized compensation expense with the earnout criteria will be recognized when the milestones are determined to be probable over the RSU’s vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone.

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

The initial aggregate number of shares of the Company’s common stock available for issuance under the 2023 Plan is equal to (a) 3,839,892 shares of common stock and (b) any shares which, as of the effective date of the 2023 Plan, are subject to an award outstanding under the ABP 2019 Plan (each, a “Prior Plan Award”), and which, on or following the effective date of the 2023 Plan, become available for issuance under the 2023 Plan as provided in the 2023 Plan. In addition, the number of shares of common stock available for issuance under the 2023 Plan will be annually increased on January 1 of each calendar year beginning in 2024 and ending in 2033 by an amount equal to the lesser of (i) 4% of the number of fully-diluted number of shares outstanding on the final day of the immediately preceding calendar year or (ii) such other number of shares as is determined by the Board. Any shares issued pursuant to the 2023 Plan may consist, in whole or in part, of authorized and unissued common stock, treasury common stock or common stock purchased on the open market. As of March 31, 2024, there were 2,859,778 shares of common stock available for issuance under the 2023 Plan.

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2024	331,753	$5.47
Options granted	698,360	13.26
Options forfeited	—	—
Outstanding, March 31, 2024	1,030,113	$10.75
Exercisable, March 31, 2024	—	$—

The weighted average fair value of options granted as of March 31, 2024 (Successor) and December 31, 2023 (Successor) was $5.70 and $3.18, respectively. The weighted average remaining contractual life of options outstanding and options exercisable as of March 31, 2024 (Successor) and December 31, 2023 (Successor) was 9.8 years and 9.6 years, respectively. During the three months ended March 31, 2024 (Successor), the Company recognized $0.1 million of share-based compensation expense related to stock options granted. As of March 31, 2024 (Successor) and December 31, 2023 (Successor), total unrecognized compensation expense related to nonvested stock options was $5.6 million and $0.9 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 42 months and 35 months, respectively.

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

During the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor), the Company recognized $1.2 million and $1.2 million, respectively, of share-based compensation expense in selling, general and administrative expenses, respectively, and $0.4 million and $0.2 million, respectively, in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The fair value of stock options under the 2019 and 2023 Stock Incentive Award Plan was estimated using the following assumptions:

Three Months Ended
March 31,
	2024	2023

Expected volatility	47% – 50%	74% – 80%
Risk-free interest rate	4.1% – 4.3%	3.61% – 3.66%
Expected life (in years)	5.27-6.25	5.50 – 6.25
Expected dividend yield	—	—

Note 10.    Subsequent Events

The Company has further evaluated subsequent events for recognition and remeasurement purposes as of and for the three months ended March 31, 2024. After review and evaluation, management has concluded that there were no material subsequent events as of the date that the financial statements were available to be issued, except as described below.

Pursuant to the terms of the Subscription Agreement with Daewoong relating to the sale and issuance by the Company of senior secured convertible notes in the principal amount of up to $15.0 million, on April 12, 2024, the Company issued and sold to Daewoong an additional Convertible Note for the remaining principal amount of $10.0 million (see Note 5 Daewoong Convertible Notes for more information).

On May 2, 2024, the Company paid approximately $21 thousand to redeem the remaining public warrants. For more information, refer to the Warrants section in Note 6 Fair Value Measurements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of the Registration Statement on Form S-1 filed on April 2, 2024 captioned “Risk Factors” and in the section of this Reported captioned “Cautionary Statement Regarding Forward-Looking Statements”, actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to the business and operations of AEON Biopharma, Inc. and its consolidated subsidiaries prior to the Merger (“Old AEON” or the “Predecessor”) and to AEON Biopharma, Inc. (“AEON”) following the consummation of the Merger.

On December 12, 2022, Old AEON and Priveterra Acquisition Corp. (“Priveterra”), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses, entered into a Business Combination and Merger Agreement (the “Business Combination Agreement”). On July 21, 2023, the parties consummated the transactions contemplated by the Business Combination Agreement (collectively referred to as the “Merger”). In connection with the closing of the Merger (the “Closing”), Priveterra changed its name from Priveterra Acquisition Corp. to AEON Biopharma, Inc.

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

ABP-450 is the same botulinum toxin complex that is currently approved and marketed for cosmetic indications by Evolus, Inc. under the name Jeuveau in the United States and Nuceiva in Canada and the European Union. ABP-450 is manufactured by Daewoong Pharmaceutical Co., LTD. (“Daewoong”) in compliance with current good manufacturing processes (“cGMP”) in a facility that has been approved by the U.S. Food and Drug Administration (the “FDA”), Health Canada and the European Medicines Agency (“EMA”). We have exclusive development and distribution rights for therapeutic indications of ABP-450 in the United States, Canada, the European Union, the United Kingdom, and certain other international territories. We have built a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

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

We have never been profitable from operations and, as of March 31, 2024, we had an accumulated deficit of $591.6 million. We have never generated revenue from ABP-450. Losses from operations were $13.0 million and $74.2 million for the three months ended March 31, 2023 (Predecessor) and March 31, 2024 (Successor), respectively. Consolidated net losses were $17.6 million and $118.0 million for the three months ended March 31, 2023 (Predecessor) and March 31, 2024 (Successor), respectively. As of March 31, 2024, we had $1.6 million in cash and cash equivalents. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we have sufficient cash to fund our operating plan through June 2024, including the $15 million of financing related to the issuance of certain Convertible Notes with Daewoong. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Research and Development Expenses

Our R&D expenses are primarily attributed to the development of ABP-450 for migraine, cervical dystonia and gastroparesis. Due to the stage of our development and our ability to use resources across all of our programs, most of our R&D costs are not recorded on a program-specific basis. We expect our R&D expenses to continue to increase as we continue our Phase 2 clinical studies for ABP-450 to treat migraine and as we develop and initiate a Phase 3 study of ABP-450 in cervical dystonia. R&D expenses associated with these studies will include third-party costs such as expenses incurred under agreements with CROs, the cost of consultants who assist with the development of ABP-450 on a program-specific basis, investigator grants, sponsored research, product costs in connection with acquiring ABP-450 from Daewoong for use in conducting preclinical and clinical studies, and other third-party expenses attributable to the development of our product candidates.

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

Acquired in-Process Research and Development

The Company records costs incurred in obtaining technology licenses to research and development expense as acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The acquired IPR&D recorded at the Closing was written off and is included in the consolidated statement of operations for the Successor period ended December 31, 2023 (see Note 3 Forward Merger to the consolidated financial statements).

Change in Fair Value of Contingent Consideration

The Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive loss.

Other Loss, Net

Other loss, net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible notes, forward purchase agreements, warrant liabilities, each described below, at each balance sheet date.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss.

Loss on embedded forward purchase agreement and make whole derivative - the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. On the line describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor or the Successor as they are not directly attributable to either period but instead were contingent on the Merger. Subsequent changes in the bifurcated derivatives are recorded in the Successor’s condensed consolidated statements of operations and comprehensive loss.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2024	2023
	Successor	Predecessor
Operating expenses:
Selling, general and administrative	$4,649	$3,841
Research and development	5,732	9,205
Change in fair value of contingent consideration	63,769	—
Total operating costs and expenses	74,150	13,046
Loss from operations	(74,150)	(13,046)
Other (loss) income:
Change in fair value of convertible notes	(87)	(4,657)
Change in fair value of warrants	(20,903)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	(22,917)	—
Other income, net	39	64
Total other loss, net	(43,868)	(4,593)
Loss before taxes	(118,018)	(17,639)
Income taxes	—	—
Net loss and comprehensive loss	$(118,018)	$(17,639)
Basic and diluted net loss per share	$(3.17)	$(0.13)
Weighted average shares of common stock outstanding used to compute basic and diluted net loss per share	37,268,074	138,825,356

Comparison of the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor)

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $4.6 million for the three months ended March 31, 2024 (Successor), an increase of $0.8 million, or 21%, compared to $3.8 million during the three months ended March 31, 2023 (Predecessor). The increase in S&GA expenses was primarily attributable to an increase of $0.5 million in legal expenses and professional fees related to the Merger and $0.2 million related to public company insurance for director and officers.

Research and Development (R&D) Expenses

R&D expenses were $5.7 million for the three months ended March 31, 2024 (Successor), a decrease of $3.5 million, or 38%, compared to $9.2 million during the three months ended March 31, 2023 (Predecessor). The decrease was primarily attributable to a $3.8 million decrease in R&D expenses due to wind down of Phase 2 clinical trials related to chronic and episodic migraine and cervical dystonia, offset by an increase of $0.3 million related to stock-based compensation expense.

Change in Fair Value of Contingent Consideration

The Company recognized a loss of $63.8 million related to the change in the fair value of the contingent consideration liability for the three months ended March 31, 2024 (Successor) related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares, which was primarily attributable to the increase in the stock price of the Company from December 31, 2023 to March 31, 2024. See Note 6 Fair Value Measurements to the condensed consolidated financial statements for further discussion.

Other Loss, Net

Other loss, net was loss of $43.9 million for the three months ended March 31, 2024 (Successor), an increase in net other loss of $39.3 million, compared to loss of $4.6 million during the three months ended March 31, 2023 (Predecessor). The change is primarily due to loss on forward purchase agreements and derivative liabilities of $22.9 million (Successor), mainly related to the termination of the forward purchase agreements of $19.9 million and accrual for potential liquidated damages of $3.0 million in March 2024; loss of $20.9 million for change in fair value of warrants (Successor), mainly due to the increase in the Company’s public warrant price from December 31, 2023 to March 31, 2024, offset by a decrease in the number of warrants outstanding at March 31, 2024 due to the cashless warrant exercises in the three months ended March 31, 2024; and loss of $0.1 million related to the change in fair value of convertible notes (Successor) compared to loss in the same period in the prior year primarily related to $4.7 million due to change in convertible notes (Predecessor).

Liquidity and Capital Resources

Our primary sources of capital have been debt financing (Predecessor) and equity financing (Successor). We have experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of March 31, 2024 (Successor), we had reported cash and cash equivalents of $1.6 million and an accumulated deficit of $591.6 million.

On July 21, 2023, the Company closed the Merger. The funding available to the Company at the Closing included approximately $30.0 million of committed financing from existing and new AEON investors, as well as the cash remaining in Priveterra’s trust account after redemptions. The committed financings available immediately at the Closing provided the capital necessary to consummate the Merger and provided sufficient proceeds to fund the Company through the announcement of topline data from the Company’s Phase 2 study with ABP-450 for the preventive treatment of episodic migraine, which occurred in October 2023.

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

On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company will continue to evaluate the complete dataset and determine the next steps in the development of ABP-450. Additionally, the Company has commenced cash preservation measures and will review all strategic options, including seeking additional funding in the form of equity financings or debt. However, there can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders. Any further development of ABP-450 for any indication, including the completion of the Phase 2 open-label extension study in migraine, any Phase 3 trials for migraine, and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all. As of the date of this Report, we expect to have sufficient cash to fund our operating plan through June 2024, including $15 million of financing related to the issuance of certain Convertible Notes with Daewoong.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 (Successor) was $8.6 million, consisting primarily of a net loss of $118.0 million (Successor) and non-cash charges of $109.3 million, consisting primarily of $0.1 million related to the change in fair value of the convertible notes (Successor), $20.9 million related to change in fair value of warrants (Successor), $22.9 million related to loss on forward purchase agreement and derivative liabilities (Successor), $63.8 million related to change in fair value of contingent consideration (Successor) and a $1.6 million non-cash expense related to stock-based compensation for our executives and directors (Successor).

Net cash used in operating activities for the three months ended March 31, 2023 (Predecessor) was $11.1 million, consisting primarily of a net loss of $17.6 million and non-cash items of $6.1 million, consisting primarily of $4.7 million related to the change in the fair value of the convertible notes (Predecessor) and a $1.4 million non-cash expense related to stock-based compensation for our executives and directors (Predecessor).

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor) were $0 and a de minimus amount, respectively, related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 (Successor) and March 31, 2023 (Predecessor) were $5.0 million and $6.0 million, respectively, primarily related to the issuance of convertible notes.

Convertible Notes (Predecessor)

Our convertible notes prior to the Merger included principal amounts outstanding for the Strathspey Crown Note of $17.5 million, 2019 Convertible Notes of $6.0 million, A1 Convertible Notes of $38.5 million and the Daewoong Convertible Note $60.0 million. At the Closing, the convertible notes were converted into shares of Successor common stock.

Convertible Note Subscription (Successor)

On March 19, 2024, we entered into a subscription agreement with Daewoong (the “Subscription Agreement”) relating to our sale and issuance of senior secured convertible notes (each, a “Convertible Note” and together, the “Convertible Notes”) in the principal amount of up to $15.0 million, which are convertible into shares of common stock, subject to certain conditions and limitations set forth in each Convertible Note. Each Convertible Note will contain customary events of default, will accrue interest at an annual rate of 15.79% and will have a maturity date that is three years from the funding date, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. We will use the net proceeds from each Convertible Note to support the late-stage clinical development of ABP-450 and for general working capital purposes. Pursuant to the terms of the Subscription Agreement, on March 24, 2024, we issued and sold to Daewoong one Convertible Note in the principal amount of $5.0 million. On April 12, 2024, we issued and sold to Daewoong an additional Convertibe Note in the principal amount of $10.0 million.

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

On July 21, 2023, the Company was obligated to pay to each Seller separately the Prepayment Amount required under its respective Forward Purchase Agreement, except that since the Prepayment Amount payable to a Seller was to be paid from the purchase of the Additional Shares by such Seller pursuant to the terms of its respective FPA Funding Amount PIPE Subscription Agreement, such amount was netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller were to be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. Therefore, the aggregate Prepayment Amount of $66.7 million was netted against the proceeds paid from the purchase of the Additional Shares in the aggregate by the Sellers pursuant to the FPA Funding Amount PIPE Subscription Agreements. We did not have access to the Prepayment Amount immediately following the Closing and, pursuant to the FPA Termination Agreements, the Sellers will retain the Prepayment Amount in full, which may adversely affect our liquidity and capital needs. The Prepayment Amount of $66.7 million was recorded as Subscription Receivables on the Successor’s condensed consolidated balance sheet at December 31, 2023 at present value of $60.7 million, with the $6.0 million being reflected as a loss on forward purchase agreement derivative contract and PIPE loss on the Successor’s opening accumulated deficit.

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

On April 27, 2023, Priveterra and Old AEON amended the Business Combination Agreement. Concurrently with the amendment to the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. In addition following the Closing, certain AEON Stockholders will be issued a portion of up to 16,000,000 additional shares of common stock.

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

The Company accounts for the Contingent Consideration Shares as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive loss, while the founder shares were recorded to equity. As of March 31, 2024 (Successor), the contingent consideration liability was $168.1 million.

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the three months ended March 31, 2024 (Successor), the loss related to the change in fair value of contingent consideration was $63.8 million on the Successor’s condensed consolidated statements of operations and comprehensive loss.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with United States GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. As of March 31, 2024, there have been no changes to our critical accounting policies from those reported on our Annual Report Form 10-K.

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

Recently Issued and Adopted Accounting Pronouncements

We describe the recently issued accounting pronouncements that apply to us in Note 2 Summary of Significant Accounting Policies of the condensed consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”) have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2024. Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2024.

Our certifying officers concluded that the Company did not have an effective risk assessment over complex transactions due to the lack of sufficient and qualified resources. This also led to a deficiency in the design and implementation of controls over in-process research and development and valuation of financial instruments. The material weaknesses resulted in a restatement of our financial statements as described in the Explanatory Note to the Quarterly Report Form 10Q/A for the quarter ended September 30, 2023 filed on March 29, 2024 and the Explanatory Note to the Annual Report Form 10K/A for the year ended December 31, 2023 filed on May 14, 2024. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Management has continued to take action to remediate the material weaknesses during the quarterly period ended March 31, 2024. However, the material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. For a discussion of such risks and uncertainties, please see the section in our Annual Report Form 10-K in the section titled “Risk Factors,” filed with the SEC on May 14, 2024 (as amended). There have been no material changes to the risk factors disclosed therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended March 31, 2024, the Company did not make any unregistered issuances or sales of equity securities that were not reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
4.3

Senior Secured Convertible Note, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on March 28, 2024)

4.4

Senior Secured Convertible Note, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on April 17, 2024)

10.1

Termination Agreement, dated March 18, 2024, by and between AEON Biopharma, Inc. and ACM ARRT J LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.2

Termination Agreement, dated March 18, 2024, by and between AEON Biopharma, Inc. and Polar Multi-Strategy Fund (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.3

Subscription Agreement, dated March 19, 2024, by and between AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.4

Security Agreement, dated March 19, 2024, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.5

Guaranty, dated March 19, 2024, by and between Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.6

Fourth Amendment to License and Supply Agreement, dated March 19, 2024, by and between AEON Biopharma, Inc. and Daewoong Pharmaceutical Co., LTD. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

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