Form 10-K/A
period 2023-12-31
AEON Biopharma, Inc.
filed 2024-08-12
CIK 1837607

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

As of August 7, 2024, there were 39,522,238 of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

AEON Biopharma, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A (this “Amendment”) for the fiscal year ended December 31, 2023, which was originally filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 and amended on May 14, 2024 (the “Original Filing”). This Amendment is filed as an exhibits-only filing, solely for the purpose of filing certain exhibits which were inadvertently omitted in the Original Filing.

Other than as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate any other items or disclosures contained in the Original Filing and does not reflect events occurring after the date of the Original Filing. This Amendment consists solely of the cover page, this explanatory note, the exhibit index and the exhibits filed herewith.

Item 15.	ExhibitS, FINANCIAL STATEMENTS Schedules

c.	Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K/A.

Exhibit No.	Description
2.1*	Business Combination Agreement, dated as of December 12, 2022, by and among Priveterra Acquisition Corp., Priveterra Merger Sub, Inc. and AEON Biopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Priveterra Acquisition Corp. with the SEC on December 13, 2022)
2.1(a)*	Amendment No. 1 to Business Combination Agreement, dated as of April 27, 2023, by and among Priveterra Acquisition Corp., AEON Biopharma, Inc. and Priveterra Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)
3.1	Third Amended and Restated Certificate of Incorporation of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
3.2	Amended and Restated Bylaws of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
4.1	Warrant Agreement between Priveterra Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of February 8, 2021 (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Priveterra Acquisition Corp. with the SEC on March 28, 2022)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-K filed by Priveterra Acquisition Corp. with the SEC on March 29, 2024)
4.3	Senior Secured Convertible Note, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on March 28, 2024)
4.4	Senior Secured Convertible Note, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on April 17, 2024)
4.5†	Description of AEON Biopharma Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1+	AEON Biopharma, Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.1(a)+	Form of Stock Option Agreement under AEON Biopharma, Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.1(b)+	Form of Restricted Stock Unit Agreement under AEON Biopharma, Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.1(c)+	Form of Restricted Stock Unit Agreement under AEON Biopharma, Inc. Amended and Restated 2019 Incentive Award Plan (409A Deferred Compensation) (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.2+	AEON Biopharma, Inc. 2023 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.2(a)+	Form of Stock Option Agreement under AEON Biopharma, Inc. 2023 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Form S-4/A filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)
10.2(b)+	Form of Restricted Stock Unit Agreement under AEON Biopharma, Inc. 2023 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to the Form S-4/A filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)

10.3+	AEON Biopharma, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Form S-1/A filed by the Company with the SEC on April 2, 2024)
10.4+	AEON Biopharma, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.5+	Amended and Restated Employment Agreement, by and between AEON Biopharma, Inc. and Marc Forth (incorporated by reference to Exhibit 10.11 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.6+	Employment Agreement, by and between AEON Biopharma, Inc. and Chad Oh (incorporated by reference to Exhibit 10.12 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.7+	Employment Agreement, by and between AEON Biopharma, Inc. and Alex Wilson (incorporated by reference to Exhibit 10.13 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.8+	Consulting Agreement, by and between AEON Biopharma, Inc. and Eric Carter, M.D., dated January 30, 2020, and amended on January 30 2020 and September 30, 2020 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2024)
10.9	Amended and Restated Registration Rights Agreement, dated as of July 21, 2023, by and between AEON Biopharma, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.20 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.10	Termination Agreement, dated March 18, 2024, by and between AEON Biopharma, Inc., AEON Biopharma Sub, Inc. and ACM ARRT J LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company with the SEC on March 19, 2024)
10.11	Termination Agreement, dated March 18, 2024, by and between AEON Biopharma, Inc., AEON Biopharma Sub, Inc. and Polar Multi-Strategy Fund (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Company with the SEC on March 19, 2024)
10.12	Subscription Agreement, dated March 19, 2024, by and between AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on March 19, 2024)
10.13	Security Agreement, dated March 19, 2024, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on March 19, 2024)
10.14	Guaranty, dated March 19, 2024, by and between Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company with the SEC on March 19, 2024)
10.15	License and Supply Agreement, dated as of December 20, 2019, by and between Daewoong Pharmaceutical Co., LTD. and AEON Biopharma, Inc. (incorporated by reference to Exhibit 10.15 to the Form S-4 filed by Priveterra Acquisition Corp. with the SEC on December 27, 2022)
10.15(a)	Amendment to License and Supply Agreement, dated as of July 29, 2022, by and between Daewoong Pharmaceutical Co., LTD. and AEON Biopharma, Inc. (incorporated by reference to Exhibit 10.15(a) to the Form S-4 filed by Priveterra Acquisition Corp. with the SEC on December 27, 2022)
10.15(b)	Second Amendment to the License and Supply Agreement, dated as of January 8, 2023, by and between AEON Biopharma, Inc. and Daewoong Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.17(b) to the Form S-1/A filed by the Company with the SEC on April 2, 2024)
10.15(c)	Third Amendment to License and Supply Agreement, dated April 24, 2023, by and between Daewoong Pharmaceutical Co. (incorporated by reference to Exhibit 10.17(c) to the Form S-1/A filed by the Company with the SEC on April 2, 2024)
10.15(d)	Fourth Amendment to License and Supply Agreement, dated March 19, 2024, by and between AEON Biopharma, Inc. and Daewoong Pharmaceutical Co., LTD. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company with the SEC on March 19, 2024)
10.16	Settlement and License Agreement dated as of June 21, 2021, by and between AEON Biopharma, Inc. and Medytox, Inc. (incorporated by reference to Exhibit 10.16 to the Form S-4 filed by Priveterra Acquisition Corp. with the SEC on December 27, 2022)
10.16(a)	Amendment to Settlement and License Agreement, dated as of May 5, 2022, by and between AEON Biopharma, Inc. and Medytox, Inc. (incorporated by reference to Exhibit 10.16(a) to the Form S-4 filed by Priveterra Acquisition Corp. with the SEC on December 27, 2022)

10.17	Sponsor Support Agreement, dated as of December 12, 2022, by and among Priveterra Sponsor, LLC, Priveterra Acquisition Corp., and the other parties thereto (incorporated by reference to Exhibit 10.18 to the Form S-1/A filed by the Company with the SEC on November 24, 2023)
10.17(a)	Amendment No. 1 to Sponsor Support Agreement, dated as of April 27, 2023, by and among Priveterra Sponsor, LLC, Priveterra Acquisition Corp., and the other parties thereto (incorporated by reference to Exhibit 10.17 to the Form S-4/A filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)
21.1†	List of Subsidiaries of AEON Biopharma, Inc.
31.1†	Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Amendment No. 1 to the Annual Report on Form 10-K/A filed by the Company with the SEC on May 14, 2024)
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to Amendment No. 1 to the Annual Report on Form 10-K/A filed by the Company with the SEC on May 14, 2024)
97.1	AEON Biopharma, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2024)
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Filed herewith.

*	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

+	Indicates a management contract or compensatory plan.

#	The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Amendment No. 2 to the Annual Report on Form 10-K/A are not deemed filed with the SEC and are not to be incorporated by reference into any filing of AEON Biopharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEON Biopharma, Inc.

Date: August 12, 2024	By:	/s/ March Forth
Marc Forth
President and Chief Executive Officer