Form 10-Q
period 2024-06-30
AEON Biopharma, Inc.
filed 2024-08-12
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the projected financial information, anticipated growth rate and market opportunities of AEON Biopharma, Inc. (“AEON”);
●	the ability to maintain the listing of Class A common stock on NYSE American;
●	AEON’s public securities’ potential liquidity and trading;
●	AEON’s ability to raise financing in the future;
●	AEON’s success in retaining or recruiting, or changes required in, officers, key employees or directors;
●	factors relating to the business, operations and financial performance of AEON;
●	the initiation, cost, timing, progress and results of research and development activities, preclinical studies or clinical trials with respect to AEON’s current and potential future product candidates;
●	AEON’s ability to identify, develop and commercialize its main product candidate, botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”);
●	AEON’s ability to obtain a Biologics License Application for therapeutic uses of ABP-450;
●	AEON’s ability to advance its current and potential future product candidates into, and successfully complete, preclinical studies and clinical trials;
●	AEON’s ability to obtain and maintain regulatory approval of its current and potential future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	AEON’s ability to obtain funding for its operations;
●	AEON’s ability to obtain and maintain intellectual property protection for its technologies and any of its product candidates;
●	AEON’s ability to successfully commercialize its current and any potential future product candidates;
●	the rate and degree of market acceptance of AEON’s current and any potential future product candidates;
●	regulatory developments in the United States and international jurisdictions;
●	potential liability, lawsuits and penalties related to AEON’s technologies, product candidates and current and future relationships with third parties;
●	AEON’s ability to attract and retain key scientific and management personnel;
●	AEON’s ability to effectively manage the growth of its operations;

●	AEON’s ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements, particularly its license and supply agreement with Daewoong Pharmaceutical Co., LTD. (the “Daewoong Agreement”);
●	AEON’s ability to compete effectively with existing competitors and new market entrants;
●	potential effects of extensive government regulation;
●	AEON’s future financial performance and capital requirements;
●	AEON’s ability to implement and maintain effective internal controls;
●	the impact of supply chain disruptions; and
●	the impact of macroeconomic developments beyond our control, such as health epidemics or pandemics, macro-economic uncertainties, social unrest, hostilities, natural disasters or other catastrophic events, on AEON’s business, including its preclinical studies, clinical studies and potential future clinical trials.

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

		Page

Part I	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2024 (Successor) and December 31, 2023 (Successor)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (loss) for the three and six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor)	2

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the three and six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor)	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

Part II	Other Information

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	88

Item 3.	Defaults Upon Senior Securities	88

Item 4.	Mine Safety Disclosures	88

Item 5.	Other Information	88

Item 6.	Exhibits	88

Exhibit Index

Signatures

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	Successor	Successor
	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,442	$5,158
Prepaid expenses and other current assets	577	1,064
Total current assets	4,019	6,222
Property and equipment, net	282	332
Operating lease right-of-use asset	1,404	262
Other assets	29	29
Total assets	$5,734	$6,845
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,030	$3,388
Accrued clinical trials expenses	2,333	5,128
Accrued compensation	1,248	943
Other accrued expenses	3,818	3,590
Total current liabilities	10,429	13,049
Convertible notes at fair value, including related party amount of $13,292 and $0, at June 30, 2024 and December 31, 2023, respectively	13,292	—
Operating lease liability	1,262	—
Warrant liability	1,467	1,447
Contingent consideration liability	6,886	104,350
Embedded forward purchase agreements and derivative liabilities	345	41,043
Total liabilities	33,681	159,889
Commitments and contingencies
Stockholders’ Deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized at June 30, 2024 and December 31, 2023, and 39,122,238 and 37,159,600 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	399,557	381,264
Subscription receivables	—	(60,710)
Accumulated deficit	(427,508)	(473,602)
Total stockholders' deficit	(27,947)	(153,044)
Total liabilities and stockholders' deficit	$5,734	$6,845

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	Successor	Predecessor	Successor	Predecessor
Operating expenses:
Selling, general and administrative	$3,321	$4,946	$7,970	$8,787
Research and development	4,439	9,025	10,172	18,230
Change in fair value of contingent consideration	(161,233)	—	(97,464)	—
Total operating costs and expenses	(153,473)	13,971	(79,322)	27,017
Income (loss) from operations	153,473	(13,971)	79,322	(27,017)
Other income (loss):
Change in fair value of convertible notes	1,795	(1,453)	1,708	(6,110)
Change in fair value of warrants	5,905	—	(14,999)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	2,905	—	(20,012)	—
Other income, net	34	45	75	109
Total other income (loss), net	10,639	(1,408)	(33,228)	(6,001)
Income (loss) before taxes	164,112	(15,379)	46,094	(33,018)
Income taxes	—	—	—	—
Net income (loss) and comprehensive income (loss)	$164,112	$(15,379)	$46,094	$(33,018)
Basic and diluted net income (loss) per share	$4.22	$(0.11)	$1.21	$(0.24)
Weighted average shares of common stock outstanding used to compute basic and diluted net income (loss) per share	38,843,627	138,825,356	38,055,850	138,825,356

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited)

	Convertible				Additional					Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Shares	Amount	Interest	Deficit
Balance as of April 1, 2024 (Successor)	—	$—	38,120,288	$4	$393,235	$—	$(591,620)	—	$—	$—	$(198,381)
Net income	—	—	—	—	—	—	164,112	—	—	—	164,112
Issuance of shares related to cashless warrant exercises	—	—	1,001,950	—	4,629	—	—	—	—	—	4,629
Stock-based compensation expense	—	—	—	—	1,693	—	—	—	—	—	1,693
Balance as of June 30, 2024 (Successor)	—	$—	39,122,238	$4	$399,557	$—	$(427,508)	—	$—	$—	$(27,947)

Balance as of April 1, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(492,478)	$(22,821)	$(23)	$18,447	$(286,692)
Net loss	—	—	—	—	—	—	(15,379)	—	—	—	(15,379)
Stock-based compensation expense	—	$—	—	$—	$—	$—	$—	$—	$—	$1,145	$1,145
Debt extinguishment due to warrant modification	—	$—	—	$—	$17,036	$—	$—	$—	$—	$—	$17,036
Balance as of June 30, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(507,857)	(22,821)	$(23)	$19,592	$(283,890)

	Convertible				Additional					Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Shares	Amount	Interest	Deficit
Balance as of January 1, 2024 (Successor)	—	$—	37,159,600	$4	$381,264	$(60,710)	$(473,602)	—	$—	$—	$(153,044)
Net income	—	—	—	—	—	—	46,094	—	—	—	46,094
Termination of Forward Purchase Agreements	—	—	—	—	—	60,710	—	—	—	—	60,710
Issuance of shares related to cashless warrant exercises	—	—	1,962,638	—	14,979	—	—	—	—	—	14,979
Stock-based compensation expense	—	—	—	—	3,314	—	—	—	—	—	3,314
Balance as of June 30, 2024 (Successor)	—	$—	39,122,238	$4	$399,557	$—	$(427,508)	—	$—	$—	$(27,947)

Balance as of January 1, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(474,839)	(22,821)	$(23)	$17,087	$(270,413)
Net loss	—	—	—	—	—	—	(33,018)	—	—	—	(33,018)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	2,505	2,505
Debt extinguishment due to warrant modification	—	—	—	—	17,036	—	—	—	—	—	17,036
Balance as of June 30, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(507,857)	(22,821)	$(23)	$19,592	$(283,890)

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data) (Unaudited)

	Six Months Ended
	June 30,
	2024	2023
	Successor	Predecessor
Cash flows from operating activities:
Net income (loss)	$46,094	$(33,018)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	49	48
Stock-based compensation expense	3,314	2,505
Change in fair value of convertible notes	(1,708)	6,110
Change in fair value of warrants	14,999	—
Loss on embedded forward purchase agreements and derivative liabilities	20,012	—
Change in fair value of contingent consideration	(97,464)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	487	33
Accounts payable	(358)	(1,460)
Accrued expenses and other liabilities	(2,263)	4,656
Other assets and liabilities	122	(17)
Net cash used in operating activities	(16,716)	(21,143)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes	15,000	14,000
Net cash provided by financing activities	15,000	14,000
Net decrease in cash and cash equivalents	(1,716)	(7,143)
Cash and cash equivalents at beginning of period	5,158	9,746
Cash and cash equivalents at end of period	$3,442	$2,603

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of June 30, 2024, the Company reported cash and cash equivalents of $3.4 million and an accumulated deficit of $427.5 million. The Company expects to incur losses and use cash in its operations for the foreseeable future.

On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company originally intended to pursue submission of an Original BLA seeking one or more potential therapeutic indications for ABP-450. However, in May 2024, the Company announced the discontinuation of its Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures. As a result, on July 9, 2024, the Company announced a strategic reprioritization to pursue a Section 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product. The Company also announced its proposed plans to initiate, subject to raising additional capital, a single pivotal clinical study evaluating ABP-450 in patients with cervical dystonia, with the goal of using the biosimilar pathway, which the Company plans to discuss during a meeting with the FDA that is currently scheduled for the third quarter of 2024. The Company believes a successful Phase 3 comparative study in cervical dystonia could provide the necessary clinical data to support submission of a Section 351(k) BLA, and ultimately a determination that ABP-450 is biosimilar to the proposed reference product with respect to certain therapeutic indications. However, the commencement of such study and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders. The Company is actively attempting to secure additional capital to fund its operations. However, there can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all. As a result of these conditions, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that these condensed consolidated financial statements are issued.

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

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to Old AEON, AEON Biopharma Sub, Inc. (“Predecessor”), and for the periods after the Closing, refers to AEON Biopharma, Inc., including AEON Biopharma Sub, Inc. (“Successor”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable. AEON Biopharma Sub, Inc. was deemed to be the predecessor entity. Accordingly, the historical financial statements of AEON Biopharma Sub, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of AEON Biopharma Sub, Inc. prior to the Merger and (ii) the combined results of the Company, including AEON Biopharma Sub, Inc., following the Closing. The accompanying financial statements include Predecessor periods for the three and six months ended June 30, 2023, and Successor periods for the three and six months ended June 30, 2024. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheets as of June 30, 2024 (Successor), the condensed consolidated statements of operations and comprehensive income (loss) and convertible preferred stock and stockholders’ deficit for the three and six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor), and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor) and the related note disclosures are unaudited. The balance sheet information as of December 31, 2023 (Successor) is derived from the Successor’s audited financial statements. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, on a basis consistent with the audited financial statements and reflect all adjustments which only include normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2024 (Successor) and its results of operations and comprehensive income (loss) and cash flows for the three and six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor). The results for the three and six months ended June 30, 2024 (Successor) are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. The Company’s most significant estimates relate to the research and development accruals, valuation of common stock and related stock-based compensation, and the fair values of the contingent consideration, forward purchase agreements, in-process research and development, warrant liabilities and convertible notes. Although the Company bases estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments over the carrying values of assets and liabilities, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

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

As of June 30, 2024 and December 31, 2023, the Company operates and manages its business as one operating and reportable segment.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s furniture and fixtures are depreciated on a straight-line basis over a period of seven years. Equipment is depreciated over a useful life of five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the related lease term. Property and equipment, net, as of June 30, 2024 and December 31, 2023 (unaudited) are as follows (in thousands):

	June 30,	December 31,
	2024	2023
	Successor	Successor
Furniture and fixtures	$199	$199
Equipment	237	237
Leasehold improvements	66	66
Property and equipment	502	502
Accumulated depreciation	(220)	(170)
Property and equipment, net	$282	$332

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	June 30,	December 31,
	2024	2023
	Successor	Predecessor
Legal expenses	$1,961	$1,867
Excise tax liability	569	569
Operating lease liability - short term portion	134	278
Daewoong vial usage	444	33
Remaining other accrued expenses	710	843
Total other accrued expenses	$3,818	$3,590

Convertible Notes

The Company elected to account for its convertible promissory notes at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the condensed consolidated statements of operations and comprehensive income (loss) or as a component of other comprehensive income (loss) for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred. The Predecessor convertible promissory notes were converted into shares of the Company’s common stock at the Closing.

Contingent Consideration (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms (as further defined in Note 6 Fair Value Measurements) and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and Derivatives and Hedging (“ASC 815”). The Contingent Consideration Shares are classified as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive income (loss).

Forward Purchase Agreements (Successor)

Based on the applicable guidance in ASC 480, ASC 815, Equity (“ASC 505”) and Staff Accounting Bulletin Topic 4.E, Receivables from Sale of Stock (“SAB 4E”), the Company had determined that each of its forward purchase agreements entered in connection with the Merger was a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value each reporting period. For more information, see Note 3 Forward Merger. Subsequent changes in the bifurcated derivatives are recorded in the Successor’s condensed consolidated statements of operations and comprehensive income (loss). The forward purchase agreements were terminated in March 2024, and the loss related to the termination was recorded to the condensed consolidated statement of operations and comprehensive income (loss).

Warrants (Successor)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized in the Successor’s condensed consolidated statements of operations and comprehensive income (loss).

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

The Company accrues the expenses for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services. Payments made to outside service providers in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. There have been no material adjustments to the Company’s estimates for clinical trial expenses through December 31, 2023 (Successor) and June 30, 2024 (Successor).

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

The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital or noncontrolling interest in the condensed consolidated balance sheets and in selling, general and administrative or research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). All stock-based compensation costs are recorded in the condensed consolidated statements of operations and comprehensive income (loss) based upon the underlying employee’s role within the Company.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Any accrued interest and penalties related to uncertain tax positions will be reflected as a liability in the condensed consolidated balance sheets.

Net income (loss) Per Share

Prior to the Merger, the Predecessor calculated basic and diluted net income (loss) per share to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered all series of convertible preferred stock to be participating securities as they participate in any dividends declared by the Company. Under the two-class method, undistributed earnings allocated to these participating stockholders were subtracted from net income in determining net income (loss) attributable to common stockholders. Net income (loss) was not allocated to convertible preferred stock as the holders of convertible preferred stock did not have a contractual obligation to share in losses. Subsequent to the Merger, the Company only has one class of shares.

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive shares of common stock in Predecessor periods. For Predecessor periods, diluted net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period using the “treasury stock,” “if converted” or “two-class” method unless their inclusion would have been anti-dilutive. For purposes of the diluted net income (loss) per share calculation, convertible preferred stock, warrants, convertible notes and common stock options were considered as potentially dilutive securities.

Since the Company was in a loss position for the three and six months ended June 30, 2023 (Predecessor), basic net income (loss) per share is the same as diluted net income (loss) per share as the inclusion of all potentially dilutive common shares was anti-dilutive. For the three and six months ended June 30, 2024 (Successor), the impact of the options and non-vested RSU’s were anti-dilutive, and as such, there was no difference between the weighted-average number of shares used to calculate basic and diluted earnings per share for the periods presented.

Basic and diluted net loss per share for the three and six months ended June 30, 2023 (Predecessor) were calculated as follows (in thousands, except share and per share amounts) (unaudited):

Three months ended June 30, 2023 (Predecessor)
Net loss	$(15,379)
Weighted average common shares outstanding, basic and diluted	138,825,356
Net loss per share, basic and diluted	$(0.11)

Six months ended June 30, 2023 (Predecessor)
Net loss	$(33,018)
Weighted average common shares outstanding, basic and diluted	138,825,356
Net loss per share, basic and diluted	$(0.24)

Basic and diluted net income per share for the three and six months ended June 30, 2024 (Successor) were calculated as follows (in thousands, except share and per share amounts) (unaudited):

Three months ended June 30, 2024 (Successor)
Net income	$164,112
Weighted average common shares outstanding, basic and diluted	38,843,627
Net income per share, basic and diluted	$4.22

Six months ended June 30, 2024 (Successor)
Net income	$46,094
Weighted average common shares outstanding, basic and diluted	38,055,850
Net income per share, basic and diluted	$1.21

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive impact (unaudited):

	June 30,	June 30,
	2024	2023
	Successor	Predecessor
Warrants	3,988,952	—
Contingent consideration	16,000,000	—
Contingent founder shares	3,450,000	—
Convertible preferred stock outstanding	—	21,257,708
Common stock options and restricted stock units	5,213,608	10,864,256
	28,652,560	32,121,964

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This update requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 31, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

On April 27, 2023, Priveterra and AEON amended the Business Combination Agreement. Concurrently with the amendment to the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. See Note 6 Fair Value Measurements for additional information. The fair value of the contingent consideration at the Closing was valued to be $125.7 million, and is included in the purchase price. Additionally, the Successor assumed the Predecessor’s 2019 Incentive Award Plan, and as such, the fair value of the replacement awards of $13.3 million were included in purchase consideration, $11.5 million related to stock options and $1.8 million related to restricted stock units. See Note 9 Share-based Compensation for additional information.

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

Note 4.    Related Party Transactions (Predecessor)

2019 Debt Financings

During the three and six months ended June 30, 2023 (Predecessor), the Predecessor recognized $0.1 million and $0.7 million, respectively, of expense related to the increase in the fair value of the 2019 Convertible Notes. The 2019 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and were recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3 Forward Merger).

SCH Convertible Note

During the three and six months ended June 30, 2023 (Predecessor), the Predecessor recognized $0.6 million and $2.1 million, respectively, of expense related to the increase in the fair value of the SCH Convertible Note. The SCH Convertible Note was converted into shares of the Successor’s common stock at the Closing and was recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3 Forward Merger).

A1 Convertible Notes

During the three and six months ended June 30, 2023 (Predecessor), the Predecessor recognized $0.7 million and $1.2 million, respectively, of expense related to the increase in the fair value of the 2021 A1 Convertible Notes; $1.0 million and $(1.7) million, respectively, of expense (income) related to the increase (decrease) in the fair value of the 2022 A1 Convertible Notes; $(1.9) million and $0.1 million, respectively, of (income) expense related to the (decrease) increase in the fair value of the March 2023 A1 Convertible Notes. All of the A1 Convertible Notes were converted into shares of the Successor’s common stock and was recorded “on the line” at the Closing (see Note 3 Forward Merger).

Note 5.    Daewoong Convertible Notes

During the three and six months ended June 30, 2023 (Predecessor), the Predecessor recognized $0.9 million and $0.4 million, respectively, of expense related to the increase in the fair value of the Daewoong Convertible Notes. The Daewoong Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

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

During the three and six months ended June 30, 2024 (Successor), the Company recognized $1.8 million and $1.7 million of income related to the decrease in the fair value of the 2024 Daewoong Convertible Note. As of June 30, 2024, the principal amount outstanding under the 2023 Daewoong Convertible Note was $15 million, with an estimated fair value of $13.3 million.

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

Convertible Notes at Fair Value

Due to certain embedded features within the convertible notes, the Company elected the fair value option to account for its convertible notes, including any paid-in-kind principal and interest, and the embedded features. During the three and six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor), the Company recognized $1.8 million, $1.7 million, $(1.5) million and $(6.1) million, respectively, of income (expense) related to the decrease (increase) in the fair value of the convertible notes. As of June 30, 2024 (Successor) and December 31, 2023 (Successor), the principal amount outstanding under the convertible notes was $15.0 million and $0, respectively, with an estimated fair value of $13.3 million and $0, respectively. The convertible notes outstanding prior to the Closing were converted into shares of the Successor’s common stock at the Closing. For more information on convertible notes, see Note 4 Related Party Transactions (Predecessor) and Note 5 Daewoong Convertible Notes.

The fair value of the convertible notes was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various qualified financings, corporate transaction and dissolution scenarios. The significant unobservable input assumptions that can significantly change the fair value included (i) the weighted average cost of capital, (ii) the timing of payments, (iii) the discount for lack of marketability, (iv) the probability of certain corporate scenarios, and (v) the long-term pretax operating margin. During the three and six months ended June 30, 2024 (Successor) June 30, 2023 (Predecessor), the Company utilized discount rates ranging from 15% to 60%, respectively, reflecting changes in the Successor’s and Predecessor’s risk profile, time-to-maturity probability, and key terms when modified to the convertible notes.

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

Termination of Forward Purchase Agreements

On March 18, 2024, the Company and ACM ARRT J LLC (“ACM”) entered into a termination agreement (the “ACM Termination Agreement”) terminating that certain Forward Purchase Agreement, dated June 29, 2023, by and among the Company and ACM (the “ACM FPA”). The ACM Termination Agreement provides that (i) ACM will retain 3,100,000 previously issued shares of common stock held by ACM pursuant to the ACM FPA and its respective subscription agreement (the “ACM Retained Shares”) and (ii) the Company will be subject to up to $1,500,000 in liquidated damages if it fails to meet certain registration requirements for the ACM Retained Shares, subject to certain conditions set forth in the ACM Termination Agreement. In the first quarter of 2024, the Company recorded the potential $1.5 million as a liability to the condensed consolidated balance sheet. However, since ACM elected to remove its respective shares from the registration statement, the Company released the liability from the condensed consolidated balance sheet as of June 30, 2024. ACM did not pay any cash to the Company for the ACM Retained Shares and retained all portions of the Prepayment Amount associated with the ACM Retained Shares.

On March 18, 2024, the Company and Polar entered into a termination agreement (the “Polar Termination Agreement”) terminating that certain Forward Purchase Agreement, dated June 29, 2023, by and among the Company and Polar (the “Polar FPA”). The Polar Termination Agreement provides that (i) Polar will retain 3,175,000 previously issued shares of common stock held by Polar pursuant to the Polar FPA and its respective subscription agreement (the “Polar Retained Shares”) and (ii) the Company will be subject to up to $1,500,000 in liquidated damages if it fails to meet certain registration requirements for the Polar Retained Shares, subject to certain conditions set forth in the Polar Termination Agreement. In the first quarter of 2024, the Company recorded the potential $1.5 million as a liability to the condensed consolidated balance sheet. However, since Polar elected to remove its respective shares from the registration statement, the Company released the liability from the condensed consolidated balance sheet as of June 30, 2024. Polar did not pay any cash to the Company for the Polar Retained Shares and retained all portions of the Prepayment Amount associated with the Polar Retained Shares.

As a result of the ACM Termination Agreement and Polar Termination Agreement, the Company recorded a charge to the condensed consolidated statement of operations of $0 and $20.3 million during the three and six months ended June 30, 2024, respectively, to reverse the related subscription receivable and derivative liability on the accompanying condensed consolidated balance sheet.

New Money PIPE Subscription Agreements and Letter Agreements

As of June 30, 2024 (Successor), the make-whole provision derivative liability was $0.3 million, included in the embedded forward purchase agreements and derivative liabilities on the Successor’s condensed consolidated balance sheets. For the three and six months ended June 30, 2024 (Successor), the Company recorded an expense (gain) related to the change in fair value of the make-whole provision derivative liability of $0.1 million and $(0.3) million, respectively.

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

The Company classifies the Contingent Consideration Shares as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive income (loss).

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. As of June 30, 2024 (Successor) and December 31, 2023 (Successor), the contingent consideration liability was $6.9 million and $104.4 million, respectively. For the three and six months ended June 30, 2024 (Successor), the gain related to the change in fair value of contingent consideration was $161.2 million and $97.5 million, respectively, on the Successor’s condensed consolidated statements of operations and comprehensive income (loss), and relates to the change in probabilities of achieving certain scenarios following the clinical results released on May 3, 2024 and a reduction in the Company’s stock price during the period.

Warrants (Successor)

Upon the Closing, 14,479,999 warrants, initially issued by Priveterra in February 2021, consisting of 9,200,000 public warrants sold in its initial public offering and 5,279,999 warrants issued in a concurrent private placement, were outstanding. The terms of the warrants are governed by a Warrant Agreement dated February 8, 2021 between the Company (then known as Priveterra Acquisition Corp.) and Continental Stock Transfer & Trust Company (the “Warrant Agreement”).

Warrant exercises

On March 29, 2024, the Company delivered notice of redemptions to warrant holders with a redemption date of April 29, 2024 for a cashless redemption of the Company’s outstanding public warrants. The number of shares of common stock that each exercising warrant holder received by virtue of the cashless exercise (instead of paying the $11.50 per Public Warrant cash exercise price) was calculated in accordance with the terms of the Warrant Agreement. Any remaining unexercised public warrants on the redemption date were cancelled and the public warrant holders received the redemption price of $0.10 for each public warrant.

During the three and six months ended June 30, 2024 (Successor), an aggregate of 4,079,790 warrants and 10,283,637 warrants, respectively, were exercised on a cashless basis for 1,001,950 shares and 1,962,638 shares of common stock, respectively, with an impact to additional paid in capital of $4.6 million and $15.0 million, respectively. Additionally, the Company paid $21 thousand related to the cancellation of the remaining 207,410 public warrants on the redemption date.

A summary of activity of the Company’s issued and outstanding public warrants for the six months ended June 30, 2024 (Successor) is as follows (unaudited):

	Public	Private	Total

Issued and Outstanding, January 1, 2024	9,200,000	5,279,999	14,479,999
Number of warrants exercised	(8,992,590)	(1,291,047)	(10,283,637)
Number of warrants cancelled	(207,410)	-	(207,410)
Issued and Outstanding, June 30, 2024	-	3,988,952	3,988,952

The warrants are accounted for as a liability at the Closing with changes in the fair value recorded to the Successor’s condensed consolidated statement of operations. The Company utilized the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the Company’s stock price, expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected remaining life. The fair value of the warrant liability was $1.5 million and $1.4 million as of June 30, 2024 (Successor) and December 31, 2023 (Successor), respectively. For the three and six months ended June 30, 2024 (Successor), the (income) expense from the change in fair value of warrants was $(5.9) million and $15.0 million.

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

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands, unaudited):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Embedded Forward Purchase Agreement and Make Whole Derivative
	(Level 3)	(Level 3)	(Level 3)	(Level 3)
Successor
Balance, January 1, 2024	$-	$1,447	$104,350	$41,043
Issuance of convertible notes	15,000	-	-	-
Change in fair value	(1,708)	14,999	(97,464)	(318)
Warrant cashless exercise	-	(14,979)	-	-
Termination of forward purchase agreements	-	-	-	(40,380)
Balance, June 30, 2024	$13,292	$1,467	$6,886	$345

Note 7.    Commitments and Contingencies

Operating Leases

In December 2021, the Predecessor entered into a three-year non-cancellable lease for office space. The lease does not include variable or contingent lease payments. On March 29, 2024, the Company entered into an amendment to extend the lease for an additional five years. An operating lease asset and liability are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Lease expense is recognized on a straight-line basis over the lease term.

The following table summarizes supplemental balance sheet information related to the operating lease as of June 30, 2024 (in thousands, unaudited):

Minimum lease payments by fiscal year
2024	$159
2025	175
2026	297
2027	307
2028	318
Thereafter	328
Total future minimum lease payments	1,584
Less: Imputed interest	(188)
Present value of lease payments	1,396
Less: Current portion (included in other accrued expenses)	(134)
Noncurrent operating lease liability	$1,262
Operating lease right-of-use asset	$1,404
Remaining lease term in years	5.5
Discount rate	4.3%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the three and six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor) (in thousands) (unaudited).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	Successor	Predecessor	Successor	Predecessor
Cost of operating leases	$72	$68	$116	$138
Cash paid for operating leases	80	77	159	154

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

Note 8.    Common Stock

The Successor’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 500,000,000 shares of common stock at a par value of $0.0001 per share. As of June 30, 2024 (Successor), 39,122,238 shares were issued and outstanding. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of June 30, 2024 (Successor), no cash dividend has been declared to date. Each share of common stock is entitled to one vote. Refer to Note 3 Forward Merger for more information on the number of shares of common stock outstanding immediately following the Merger.

Common Stock Reserved

The table below summarizes the Company’s reserved common stock for further issuance as of June 30, 2024 (Successor) and December 31, 2023 (Successor):

	June 30,	December 31,
	2024	2023
	(unaudited)
Stock options issued and outstanding	4,393,355	3,846,972
Restricted stock units (unvested)	820,253	1,012,994
Shares available for future issuance under the stock incentive plan	5,191,934	3,536,710
Warrants	3,988,952	14,479,999
Contingent consideration	16,000,000	16,000,000
Total common stock reserved	30,394,494	38,876,675

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

At the Closing, ABP had granted options to purchase a total of 45,130 ABP Sub options which converted into options to purchase 3,515,219 shares of the Company’s common stock, and a total of 15,059 RSU awards, which converted into RSU awards covering 1,169,366 shares of the Company’s common stock. Of such RSU awards, 127,801 RSUs accelerated vesting concurrently with the Merger. As such, the Company included an additional $1.8 million in purchase consideration (see Note 3 Forward Merger for additional information). Additionally, of such RSU awards, 466,468 RSU’s contained performance-based vesting criteria based on the achievement of the same milestones as the contingent consideration (see Note 6 Fair Value Measurements for additional information). As of June 30, 2024, milestones 1 and 2 were determined to be probable, and the Company began expensing the proportionate RSU’s over the vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone. For the three and six months ended June 30, 2024 (Successor), the Company has recognized $0.2 million and $0.4 million, respectively, of such RSU with earnout vesting criteria, $0.2 million and $0.4 million, respectively, in selling, general and administrative expenses and a de minimus amount in research and development expenses associated with such performance-based RSU’s in the Successor’s condensed consolidated statement of operations.

The following table summarizes stock option activity under 2019 Incentive Award Plan (unaudited):

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Successor
Outstanding, January 1, 2024	3,515,219	$10.00
Options granted	—	—
Options forfeited	(63,748)	10.00
Outstanding, June 30, 2024	3,451,471	10.00
Exercisable, June 30, 2024	—	$—

There were no options granted in the 2019 Incentive Plan during 2023, and no options will be granted from this plan after the Closing.

As of June 30, 2024 (Successor) and December 31, 2023 (Successor), the weighted average remaining contractual life of options outstanding and options exercisable was 6.6 years and 7.1 years, respectively.

During the three and six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor), the Company recognized $0.8 million, $1.6 million, $1.1 million and $2.5 million, respectively, of share-based compensation expense related to stock options granted.

As of June 30, 2024 (Successor) and December 31, 2023 (Successor), total unrecognized compensation expense related to nonvested stock options was $3.1 million and $4.9 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 7 months and 10 months, respectively.

The following table summarizes restricted stock units activity under the 2019 Incentive Award Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Successor
Outstanding, January 1, 2024	1,012,994	$10.84
Granted	—	—
Vested	(160,063)	10.84
Forfeited	(32,678)	10.84
Outstanding, June 30, 2024	820,253	$10.84

During the three and six months ended June 30, 2024 (Successor), the Company recognized $0.5 million and $1.2 million of share-based compensation expense related to restricted stock units granted, including $0.4 million with earnout vesting criteria.

As of June 30, 2024 (Successor), total unrecognized compensation expense related to nonvested restricted stock units was $7.9 million, of which $4.3 million was related to the earnout vesting criteria, and the remaining $3.6 million is expected to be recognized over the weighted-average remaining requisite service period of 26 months. The unrecognized compensation expense with the earnout criteria will be recognized when the milestones are determined to be probable over the RSU’s vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone.

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

The initial aggregate number of shares of the Company’s common stock available for issuance under the 2023 Plan is equal to (a) 3,839,892 shares of common stock and (b) any shares which, as of the effective date of the 2023 Plan, are subject to an award outstanding under the ABP 2019 Plan (each, a “Prior Plan Award”), and which, on or following the effective date of the 2023 Plan, become available for issuance under the 2023 Plan as provided in the 2023 Plan. In addition, the number of shares of common stock available for issuance under the 2023 Plan will be annually increased on January 1 of each calendar year beginning in 2024 and ending in 2033 by an amount equal to the lesser of (i) 4% of the number of fully-diluted number of shares outstanding on the final day of the immediately preceding calendar year or (ii) such other number of shares as is determined by the Board. Any shares issued pursuant to the 2023 Plan may consist, in whole or in part, of authorized and unissued common stock, treasury common stock or common stock purchased on the open market. As of June 30, 2024, there were 4,703,788 shares of common stock available for issuance under the 2023 Plan.

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2024	331,753	$5.47
Options granted	698,360	13.26
Options forfeited	(88,229)	—
Outstanding, June 30, 2024	941,884	$10.75
Exercisable, June 30, 2024	—	$—

The weighted average fair value of options granted as of June 30, 2024 (Successor) and December 31, 2023 (Successor) was $6.89 and $3.18, respectively. The weighted average remaining contractual life of options outstanding and options exercisable as of June 30, 2024 (Successor) and December 31, 2023 (Successor) was 9.5 years and 9.6 years, respectively. During the three and six months ended June 30, 2024 (Successor), the Company recognized $0.4 million and $0.5 million, respectively, of share-based compensation expense related to stock options granted. As of June 30, 2024 (Successor) and December 31, 2023 (Successor), total unrecognized compensation expense related to nonvested stock options was $5.2 million and $0.9 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 38 months and 35 months, respectively.

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

During the three and six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor), the Company recognized $1.7 million, $3.3 million, $1.1 million and $2.5 million, respectively, of share-based compensation expense, of which $1.3 million, $2.5 million, $1.0 million and $2.2 million, respectively, were in selling, general and administrative expenses, and $0.4 million, $0.8 million, $0.1 million and $0.3 million, respectively, were in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The fair value of stock options under the 2019 and 2023 Stock Incentive Award Plan was estimated using the following assumptions:

Six Months Ended
June 30,
	2024	2023

Expected volatility	47% – 50%	74% – 80%
Risk-free interest rate	4.1% – 4.3%	3.61% – 3.66%
Expected life (in years)	5.27-6.25	5.50 – 6.25
Expected dividend yield	—	—

Note 10.    Subsequent Events

The Company has further evaluated subsequent events for recognition and remeasurement purposes as of and for the three and six months ended June 30, 2024. After review and evaluation, management has concluded that there were no material subsequent events as of the date that the financial statements were available to be issued, except as described below.

On July 9, 2024, the Company announced a strategic reprioritization to pursue a 351(k) biosimilar regulatory pathway for its lead candidate, ABP-450, using AbbVie Inc.’s product BOTOX as the reference product, and plans to advance a single pivotal clinical development study in cervical dystonia for ABP-450 using this pathway. The Company will discuss the proposed biosimilar pathway with the FDA during a Biosimilar Initial Advisory Meeting scheduled for the third quarter of 2024.

In connection with the negotiation of the Forward Purchase Agreements (and FPA Termination Agreements) and related subscription agreements, J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), provided certain consulting services, initially to Priveterra and subsequently to AEON, pursuant to an engagement letter, by and between the Company and CCM, dated July 27, 2023 and amended July 1, 2024 (the “CCM Engagement Letter”). On July 5, 2024, pursuant to the CCM Engagement Letter, the Company issued 400,000 shares of the Company’s common stock to CCM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the sections of this Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”, actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to the business and operations of AEON Biopharma, Inc. and its consolidated subsidiaries prior to the Merger (“Old AEON” or the “Predecessor”) and to AEON Biopharma, Inc. (“AEON”) following the consummation of the Merger.

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

Priveterra was deemed the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification 805, Business Combinations. Old AEON was deemed to be the predecessor entity based on an analysis of the criteria outlined in the Accounting Standards Codification 805, Business Combinations. Accordingly, the historical financial statements of Old AEON became the historical financial statements of the combined company upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of Old AEON prior to the Merger; and (ii) the combined results of the Company following the Closing. The accompanying financial information includes a predecessor period, which includes the periods through July 21, 2023 concurrent with the Merger, and the successor period starting from July 22, 2023 through the date of this report. A black-line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the statements to highlight the lack of comparability between these two periods and differentiate the cut-off of these periods.

Overview

We are a clinical stage biopharmaceutical company focused on developing our botulinum toxin complex, prabotulinumtoxinA injection (“ABP-450”), for debilitating medical conditions, with an initial focus on the neurosciences market. We plan to develop and seek regulatory approval of ABP-450 as a biosimilar product in the United States through submission of a Biologics License Application, or BLA, under Section 351(k) of the Public Health Service Act, or a Section 351(k) BLA, with the goal of addressing the estimated $3.0 billion global therapeutic botulinum toxin market, which is projected to grow to $4.4 billion in 2027, according to the Decision Resources Group Therapeutic Botulinum Toxin Market Analysis Global as of 2021. ABP-450 is the same botulinum toxin complex that is currently approved as a biosimilar in Mexico and India and, in the U.S. is approved to provide temporary improvement in the appearance of moderate to severe glabellar lines for certain adult patients and marketed by Evolus, Inc. under the name Jeuveau in the United States and Nuceiva in Canada and the European Union. We have exclusive development and distribution rights for certain therapeutic uses of ABP-450 in the United States, Canada, the European Union, the United Kingdom, and certain other international territories. We have built a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

We have completed a Phase 2 study of ABP-450 for the treatment of cervical dystonia and completed enrollment and dosing of patients for a Phase 2 double blind study of ABP-450 for the treatment of both chronic and episodic migraine. We originally intended to pursue a submission of a BLA under Section 351(a) of the Public Health Service Act, or an Original BLA, seeking one or more potential therapeutic indications for ABP-450. However, our Phase 2 clinical trials for episodic and chronic migraine did not meet their respective primary endpoints. In May 2024, we announced the discontinuation of our Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures. As a result, on July 9, 2024, we announced a strategic reprioritization to pursue a 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product for all of the indications for which Botox is approved, other than the cosmetic uses (for which we do not hold development or commercialization rights). We also announced our proposed plans to initiate, subject to raising additional capital, a single pivotal clinical study evaluating ABP-450 in patients with cervical dystonia for ABP-450, with the goal of using the biosimilar pathway, which we plan to discuss during a meeting with the FDA that is currently scheduled for the third quarter of 2024. We believe a successful Phase 3 comparative study in cervical dystonia could provide the necessary clinical data to support submission of a Section 351(k) BLA, and ultimately a determination that ABP-450 is biosimilar to the proposed reference product with respect to certain therapeutic indications.

Botulinum toxins have proven to be a highly versatile therapeutic biologic, with over 230 potential therapeutic uses documented in published scientific literature and twelve approved therapeutic indications in the United States. Our initial development programs for ABP-450 were directed at migraine, cervical dystonia and gastroparesis. We selected these initial programs based on a comprehensive product assessment screen designed to identify indications where we believe ABP-450 has the potential to deliver significant value to patients, physicians and payors and where its clinical, regulatory and commercial characteristics suggest viability. We believe that ABP-450 has potential across a broad range of target indications and we plan to continue to explore additional development programs that satisfy our product assessment screens.

The FDA allowed our Investigational New Drug application, or IND, for ABP-450, supporting our clinical trials in the preventative treatment for migraine, to proceed in October 2020, and we began treating patients in our Phase 2 clinical study beginning in March 2021. Prior to commencing this Phase 2 study, no Phase 1 clinical studies of ABP-450 had been performed in regard to migraine by us or any other party. Nevertheless, given the extensive preclinical toxicology and other data developed by our licensing partner, Daewoong, and the aesthetic licensor of ABP-450, Evolus, the FDA permitted us to proceed directly to this Phase 2 clinical trial.

The FDA allowed our IND for ABP-450, which supports our clinical trials in cervical dystonia, to proceed in October 2020, and we began treating patients in our Phase 2 clinical study beginning in April 2021. We enrolled 59 patients in this randomized, double-blind, placebo-controlled study across approximately 20 study sites in the United States. Patients enrolled into the study received one of four different injection cycles, low dose of 150 units, mid-dose of 250 units, high dose of 350 units or placebo, with patients evenly split among the four arms. Topline data from the Phase 2 cervical dystonia study, released in September 2022, showed that ABP-450 met all primary endpoints and a number of other key secondary endpoints, supporting the further development of ABP-450 in reducing signs and symptoms associated with cervical dystonia. We are in discussions with the FDA regarding the design of a planned Phase 3 study in cervical dystonia, which we expect to commence based on the availability of capital resources.

We have never been profitable from operations and, as of June 30, 2024, we had an accumulated deficit of $427.5 million. We have never generated revenue from ABP-450. Losses from operations, excluding the impact of changes in fair value of the contingent consideration, were $7.8 million, $18.1 million, $14.0 million and $27.0 million for the three and six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor), respectively. Consolidated net income (loss) were income of $164.1 million and $46.1 million for the three and six months ended June 30, 2024 (Successor), respectively, and losses of $15.4 million and $33.0 million for the three and six months ended June 30, 2023 (Predecessor), respectively. As of June 30, 2024, we had $3.4 million in cash and cash equivalents. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we have sufficient cash to fund our operating plan into the fourth quarter of 2024. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

The FPA Termination Agreement with ACM provides that (i) ACM will retain 3,100,000 previously issued Additional Shares held by ACM pursuant to its respective Forward Purchase Agreement and subscription agreement (the “ACM Retained Shares”) and (ii) we will be subject to up to $1.5 million in liquidated damages, subject to certain conditions set forth in ACM’s respective FPA Termination Agreement. The Termination Agreement with Polar provides that (i) Polar will retain 3,175,000 previously issued Additional Shares held by Polar pursuant to its respective Forward Purchase Agreement and subscription agreement (the “Polar Retained Shares”) and (ii) we will be subject to up to $1.5 million in liquidated damages, subject to certain conditions set forth in Polar’s respective FPA Termination Agreement. The potential aggregate liquidated damages of up to $3.0 million was accrued as a liability in the first quarter of 2024. However, since each FPA provider elected to remove its respective shares from the registration statement, the Company released the liability from the condensed consolidated balance sheet as of June 30, 2024. We did not have access to the Prepayment Amount at any time following the Closing and, pursuant to the FPA Termination Agreements, ACM and Polar will retain the Prepayment Amount in full. The terminated access to the Prepayment Amount may adversely affect our liquidity and capital needs.

In connection with the negotiation of the Forward Purchase Agreements (and FPA Termination Agreements) and related subscription agreements, J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), provided certain consulting services, initially to Priveterra and subsequently to AEON, pursuant to an engagement letter, by and between AEON and CCM, dated July 27, 2023 and amended July 1, 2024 (the “CCM Engagement Letter”). On July 5, 2024, pursuant to the CCM Engagement Letter, we issued 400,000 shares of our common stock to CCM.

Convertible Note Subscription

On March 19, 2024, we entered into the Subscription Agreement with Daewoong relating to our sale and issuance of the Convertible Notes in the principal amount of up to $15.0 million, which are convertible into shares of common stock, subject to certain conditions and limitations set forth in each Convertible Note. Each Convertible Note contains customary events of default, accrues interest at an annual rate of 15.79% and has a maturity date that is three years from the funding date (the “Maturity Date”), unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. We will use the net proceeds from each Convertible Note to support the late-stage clinical development of ABP-450 and for general working capital purposes. Pursuant to the terms of the Subscription Agreement, on March 24, 2024, we issued and sold to Daewoong one Convertible Note in the principal amount of $5.0 million and, on April 12, 2024, we issued and sold to Daewoong an additional Convertible Note in the principal amount of $10.0 million.

On March 19, 2024, we entered into a Fourth Amendment to the License Agreement (the “License Agreement Amendment”) with Daewoong, which amends that certain License and Supply Agreement, by and between us and Daewoong, dated December 20, 2019, as amended on July 29, 2022, January 8, 2023 and April 24, 2023 (the “License Agreement”). Pursuant to the terms of the License Agreement Amendment, the License Agreement will terminate if, over any six-month period, (a) we cease to commercialize ABP-450 in certain territories specified in the License Agreement and (b) we cease to advance any clinical studies of ABP-450 in such territories. The License Agreement Amendment also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00 (the “Termination Purchase Right”). The Termination Purchase Right will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon an Automatic Conversion or Optional Conversion (as defined below).

If, prior to the Maturity Date, the Company consummates a bona-fide third-party financing in the form of Common Stock or any securities convertible into, or exchangeable or exercisable for, Common Stock (subject to certain exceptions as described in each Convertible Note), in one or more transactions or a series of related and substantially similar and simultaneous transactions at the same purchase price from third parties unaffiliated with Daewoong and its affiliates, for aggregate gross cash proceeds to the Company of at least $30.0 million (a “Qualified Financing”), then, upon written notice thereof to Daewoong by the Company, on the closing date of such Qualified Financing, each Convertible Note will automatically convert in whole (the “Automatic Conversion”) (subject to any limitations under the rules and regulations of NYSE American), without any further action by Daewoong, into a number of shares equal to: (i) one and three tenths (1.3) multiplied by (ii) the quotient of (a) the principal amount of each Convertible Note and all accrued and unpaid interest to be converted divided by (b) the per share price of the common stock sold in the Qualified Financing, provided that such per share price of common stock is at least $1.00 per share.

If, prior to the Maturity Date, the Company provides (i) written notice to Daewoong that it has publicly announced topline clinical data regarding its Phase 3 clinical study of ABP-450 for the treatment of chronic or episodic migraine, and such data indicates achievement of all primary endpoints or (ii) a written notice that the Company has consummated a Change of Control (as defined in each Convertible Note), Daewoong will have the right for thirty (30) days following receipt of either such notice, at Daewoong’s option (the “Optional Conversion”), to convert all (but not less than all) of the remaining outstanding portion of each Convertible Note (subject to any limitations under the rules of NYSE American) into an amount of shares of common stock equal to: (i) one and three tenths (1.3) multiplied by (ii) the quotient of (a) the principal amount of each Convertible Note and all accrued and unpaid interest to be converted divided by (b) the volume weighted average trading per share price of common stock over the five (5) trading days prior to the Company’s receipt of Daewoong’s written notice of exercise of the Optional Conversion, provided that such per share price of common stock is at least $1.00 per share.

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

Research and Development Expenses

Our R&D expenses are primarily attributed to the development of ABP-450 for migraine, cervical dystonia and gastroparesis. Due to the stage of our development and our ability to use resources across all of our programs, most of our R&D costs are not recorded on a program-specific basis. We expect our R&D expenses to continue to increase as we, subject to raising additional capital, develop and initiate a Phase 3 study of ABP-450 in cervical dystonia and commence a Phase 2 study of ABP-450 for gastroparesis. R&D expenses associated with these studies will include third-party costs such as expenses incurred under agreements with CROs, the cost of consultants who assist with the development of ABP-450 on a program-specific basis, investigator grants, sponsored research, product costs in connection with acquiring ABP-450 from Daewoong for use in conducting preclinical and clinical studies, and other third-party expenses attributable to the development of our product candidates.

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

Change in Fair Value of Contingent Consideration

The Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive income (loss).

Other Income (Loss), Net

Other income (loss), net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible notes, forward purchase agreements, warrant liabilities, each described below, at each balance sheet date.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the condensed consolidated statement of operations and comprehensive income (loss).

Loss on embedded forward purchase agreement and make whole derivative - the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company has recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. On the line describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor or the Successor as they are not directly attributable to either period but instead were contingent on the Merger. Subsequent changes in the bifurcated derivatives are recorded in the Successor’s condensed consolidated statements of operations and comprehensive income (loss).

Change in fair value of warrants - Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the Successor’s condensed consolidated statements of operations and comprehensive income (loss).

Income Tax Benefit

Our tax provision is comprised of federal and state income taxes. We currently record a full valuation allowance against our net deferred tax assets. We have provided for the tax effects of uncertain tax positions in our tax provision.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	Successor	Predecessor	Successor	Predecessor
Operating expenses:
Selling, general and administrative	$3,321	$4,946	$7,970	$8,787
Research and development	4,439	9,025	10,172	18,230
Change in fair value of contingent consideration	(161,233)	—	(97,464)	—
Total operating costs and expenses	(153,473)	13,971	(79,322)	27,017
Income (loss) from operations	153,473	(13,971)	79,322	(27,017)
Other income (loss):
Change in fair value of convertible notes	1,795	(1,453)	1,708	(6,110)
Change in fair value of warrants	5,905	—	(14,999)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	2,905	—	(20,012)	—
Other income, net	34	45	75	109
Total other income (loss), net	10,639	(1,408)	(33,228)	(6,001)
Income (loss) before taxes	164,112	(15,379)	46,094	(33,018)
Income taxes	—	—	—	—
Net income (loss) and comprehensive income (loss)	$164,112	$(15,379)	$46,094	$(33,018)
Basic and diluted net income (loss) per share	$4.22	$(0.11)	$1.21	$(0.24)
Weighted average shares of common stock outstanding used to compute basic and diluted net income (loss) per share	38,843,627	138,825,356	38,055,850	138,825,356

Comparison of the three and six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor)

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $3.3 million for the three months ended June 30, 2024 (Successor), a decrease of $1.6 million, or 33%, compared to $4.9 million during the three months ended June 30, 2023 (Predecessor). The decrease in S&GA expenses was primarily attributable to a decrease of $2.1 million in legal expenses and professional fees related to the Merger, offset by an increase of $0.2 million related to public company insurance for director and officers and an increase of $0.2 million related to stock-based compensation expense.

SG&A expenses were $8.0 million for the six months ended June 30, 2024 (Successor), a decrease of $0.8 million, or 9%, compared to $8.8 million during the six months ended June 30, 2023 (Predecessor). The decrease in SG&A expenses was primarily attributable to a decrease of $1.6 million in legal expenses and professional fees related to the Merger, offset by an increase of $0.5 million related to public company insurance for director and officers and an increase of $0.3 million related to stock-based compensation expense.

Research and Development (R&D) Expenses

R&D expenses were $4.4 million for the three months ended June 30, 2024 (Successor), a decrease of $4.6 million, or 51%, compared to $9.0 million during the three months ended June 30, 2023 (Predecessor). The decrease was primarily attributable to a $4.7 million decrease in R&D expenses due to wind down of Phase 2 clinical trials related to chronic and episodic migraine and cervical dystonia, and a decrease of $0.2 million related to headcount reduction to preserve cash, offset by an increase of $0.3 million related to stock-based compensation expense.

R&D expenses were $10.2 million for the six months ended June 30, 2024 (Successor), a decrease of $8.1 million, or 44%, compared to $18.2 million during the six months ended June 30, 2023 (Predecessor). The decrease was primarily attributable to a $8.5 million decrease in R&D expenses due to wind down of Phase 2 clinical trials related to chronic and episodic migraine and cervical dystonia, offset by an increase of $0.5 million related to stock-based compensation expense.

Change in Fair Value of Contingent Consideration

The Company recognized a gain of $161.2 million and $97.5 million related to the change in the fair value of the contingent consideration liability for the three and six months ended June 30, 2024 (Successor), respectively, related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares, which was primarily attributable to the change in probabilities of meeting milestones and fluctuations in stock price of the Company. See Note 6 Fair Value Measurements to the condensed consolidated financial statements for further discussion.

Other Income (Loss), Net

Other income (loss), net was income of $10.6 million for the three months ended June 30, 2024 (Successor), compared to a loss of $1.4 million for the three months ended June 30, 2023 (Predecessor). The change was primarily attributable to a gain of $5.9 million for change in fair value of warrants (Successor), mainly due to the decrease in the Company’s stock price and a decrease in the number of warrants outstanding at June 30, 2024 due to the cashless warrant exercises and redemption of all public warrants as of June 30, 2024; income of $3.0 million related to the release of accrual for potential liquidated damages related to the termination of the forward purchase agreements; and gain of $1.8 million related to the change in fair value of convertible notes (Successor) compared to a loss of $1.5 million for the same period in the prior year primarily due to change in fair value in convertible notes (Predecessor).

Other income (loss), net was a loss of $33.2 million for the six months ended June 30, 2024 (Successor), compared to a loss of $6.0 million for the six months ended June 30, 2023 (Predecessor). The change was primarily attributable to a loss on forward purchase agreements and derivative liabilities of $20.0 million (Successor), mainly related to the termination of the forward purchase agreements of $19.9 million; loss of $15.0 million for change in fair value of warrants (Successor), mainly due to the decrease in the Company’s stock price and a decrease in the number of warrants outstanding at June 30, 2024 due to the cashless warrant exercises and redemption of public warrants as of June 30, 2024; offset by a gain of $1.7 million related to the change in fair value of convertible notes (Successor) compared to a loss of $6.1 million for the same period in the prior year primarily related to change in fair value of convertible notes (Predecessor).

Liquidity and Capital Resources

Our primary sources of capital have been debt financing (Predecessor) and equity financing (Successor). We have experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of June 30, 2024 (Successor), we had reported cash and cash equivalents of $3.4 million and an accumulated deficit of $427.5 million.

On May 3, 2024, we announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. We originally intended to pursue submission of an Original BLA seeking one or more potential therapeutic indications for ABP-450. However, in May 2024, we announced the discontinuation of our Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures. As a result, on July 9, 2024, we announced a strategic reprioritization to pursue a 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product for all of the indications for which Botox is approved, other than the cosmetic uses. We are continuing to evaluate other cash preservation measures and will review all strategic options.

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

On March 18, 2024, we entered into separate FPA Termination Agreements with each of ACM and Polar terminating their respective Forward Purchase Agreements. The FPA Termination Agreement with ACM provides that (i) ACM will retain 3,100,000 previously issued Additional Shares held by ACM pursuant to its respective Forward Purchase Agreement and subscription agreement and (ii) we will be subject to up to $1.5 million in liquidated damages, subject to certain conditions set forth in ACM’s respective FPA Termination Agreement. The Termination Agreement with Polar provides that (i) Polar will retain 3,175,000 previously issued Additional Shares held by Polar pursuant to its respective Forward Purchase Agreement and subscription agreement and (ii) we will be subject to up to $1.5 million in liquidated damages, subject to certain conditions set forth in Polar’s respective FPA Termination Agreement. We did not have access to the Prepayment Amount at any time following the Closing and, pursuant to the FPA Termination Agreements, ACM and Polar will retain the Prepayment Amount in full. The potential aggregate liquidated damages of up to $3.0 million was accrued as a liability in the first quarter of 2024. However, since each FPA provider elected to remove its respective shares from the registration statement, the Company released the liability from the condensed consolidated balance sheet as of June 30, 2024. The terminated access to the Prepayment Amount may adversely affect our liquidity and capital needs.

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

On March 19, 2024, we entered into the License Agreement Amendment with Daewoong, which amends the License Agreement. Pursuant to the terms of the License Agreement Amendment, the License Agreement will terminate if, over any six-month period, (a) we cease to commercialize ABP-450 in certain territories specified in the License Agreement and (b) we cease to advance any clinical studies of ABP-450 in such territories. The License Agreement Amendment also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know- How (as defined in the License Agreement) related to ABP-450 for a price of $1.00. The Termination Purchase Right will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon an Automatic Conversion or Optional Conversion (as defined in the Convertible Notes).

On July 9, 2024, we announced a strategic reprioritization to pursue a Section 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product. We also announced our proposed plans to initiate, subject to raising additional capital, a single pivotal clinical study evaluating ABP-450 in patients with cervical dystonia, with the goal of using the biosimilar pathway, which we plan to discuss during a meeting with the FDA that is currently scheduled for the third quarter of 2024. We believe a successful Phase 3 comparative study in cervical dystonia could provide the necessary clinical data to support submission of a Section 351(k) BLA, and ultimately a determination that ABP-450 is biosimilar to the proposed reference product with respect to certain therapeutic indications. However, the commencement of such study and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders.

As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the fourth quarter of 2024. We are actively attempting to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all.

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

We may receive additional capital from the cash exercise of the Private Placement Warrants. However, the exercise price of our Private Placement Warrants is $11.50 per warrant and the last reported sales price of our common stock on July 22, 2024 was $2.35. The likelihood that holders of the Private Placement Warrants will exercise their Private Placement Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our common stock after effectiveness of the registration statement related thereto registering the issuance of common stock underlying the Private Placement Warrants. If the trading price for our common stock does not maintain a price above $11.50 per share, we do not expect holders to exercise their Warrants for cash. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of the Private Placement Warrants when planning for our operational funding needs. The Private Placement Warrants may be exercised on a cashless basis at any time and we will not receive any proceeds from such exercise, even if the Private Placement Warrants are in-the-money.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 (Successor) was $16.7 million, consisting primarily of a net income of $46.1 million (Successor) and non-cash charges of $60.8 million, consisting primarily of $(1.7) million related to the change in fair value of the convertible notes (Successor), $15.0 million related to change in fair value of warrants (Successor), $20.0 million related to loss on forward purchase agreement and derivative liabilities (Successor), $(917.5) million related to change in fair value of contingent consideration (Successor) and a $3.3 million non-cash expense related to stock-based compensation for our executives and directors (Successor).

Net cash used in operating activities for the six months ended June 30, 2023 (Predecessor) was $21.1 million, consisting primarily of a net loss of $33.0 million and non-cash items of $8.7 million, consisting primarily of $6.1 million related to the change in the fair value of the convertible notes (Predecessor) and a $2.5 million non-cash expense related to stock-based compensation for our executives and directors (Predecessor).

Cash Flows from Investing Activities

There was no cash used in investing activities for the six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor).

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor) were $15.0 million and $14.0 million, respectively, primarily related to the issuance of convertible notes.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with United States GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. As of June 30, 2024, there have been no changes to our critical accounting policies from those reported on our Annual Report Form 10-K.

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

Our management, including our chief executive officer and chief financial officer, or persons performing similar functions, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our Chief Executive Officer (“certifying officer”), in his role as Principal Executive and Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2024. Our certifying officer concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2024.

Our certifying officer concluded that the Company did not have an effective risk assessment over complex transactions due to the lack of sufficient and qualified resources. This also led to a deficiency in the design and implementation of controls over in-process research and development and valuation of financial instruments. The material weaknesses resulted in a restatement of our financial statements as described in the Explanatory Note to the Quarterly Report Form 10Q/A for the quarter ended September 30, 2023 filed on March 29, 2024 and the Explanatory Note to the Annual Report Form 10K/A for the year ended December 31, 2023 filed on May 14, 2024. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Management has continued to take action to remediate the material weaknesses during the quarterly period ended June 30, 2024. However, the material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. You should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q (this “Report”) before making an investment in our Class A common stock, par value $0.0001 per share (“Common Stock”). Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occur, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Summary of Principal Risks Associated with Our Business

●	Our management has concluded that uncertainties around our ability to raise additional capital raise substantial doubt about our ability to continue as a going concern. We will require additional financing to fund our future operations. Any failure to obtain additional capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
●	Our future success currently depends entirely on the successful and timely regulatory approval and commercialization of our only product candidate, ABP-450. The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for ABP-450 on a timely basis or at all.
●	Clinical product development involves a lengthy, expensive and uncertain process. We may incur greater costs than we anticipate or encounter substantial delays or difficulties in our clinical studies.
●	Even if ABP-450 receives regulatory approval for any of our proposed indications, it may fail to achieve the broad degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
●	ABP-450, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

●	If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop ABP-450 in any of our proposed therapeutic indications, conduct our clinical studies and commercialize ABP-450.
●	We rely on the Daewoong Agreement to provide us exclusive rights to commercialize and distribute ABP-450 in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of ABP-450.
●	We currently rely solely on Daewoong to manufacture ABP-450, and as such, any production or other problems with Daewoong could adversely affect us. The manufacture of biologics is complex and Daewoong may encounter difficulties in production that may impact our ability to provide supply of ABP-450 for clinical studies, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, which, if approved, could be delayed or stopped.
●	Third-party claims of intellectual property infringement, misappropriation or violation, or challenges related to the invalidity or unenforceability of any issued patents we may obtain or in-license may prevent or delay our development and commercialization efforts or otherwise adversely affect our results of operations.
●	Our business and products are subject to extensive government regulation.
●	Legislative or regulatory healthcare reforms in the United States and other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of ABP-450 and to produce, market, and distribute our products after clearance or approval is obtained.
●	The price of our common stock may be volatile.
●	Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our common stock and warrants to fall.
●	We will require additional capital, which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.

Risks Related to Our Business Operations and Financial Position

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it.

We are a clinical stage biopharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Old AEON was originally incorporated in 2012 but did not begin focusing its efforts and financial resources on the clinical development and regulatory approval of ABP-450 for therapeutic indications until 2019. The operating history upon which investors must evaluate our business and prospects is limited. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or a history of commercial operations. In addition, as an organization, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical market. To date, we have not obtained any regulatory approvals for ABP-450 or generated any revenue from product sales relating to ABP-450. On May 16, 2024, we announced the discontinuation of our Phase 2 double blind study of ABP-450 in the treatment of episodic migraine and chronic migraine, which had previously completed enrollment and dosing of patients, and ceased enrollment and dosing of patients in our open label extension study related to such study, in order to implement certain cash preservation measures while the Company continues to evaluate its strategic options. On July 9, 2024, we announced a strategic reprioritization to seek regulatory approval of ABP-450 as a biosimilar product in the United States through submission of a Biologics License Application, or BLA, under Section 351(k) of the Public Health Service Act, or a Section 351(k) BLA, using AbbVie Inc.’s product Botox as the reference product, for all of the indications for which Botox is approved, other than the cosmetic uses (for which we do not hold development or commercialization rights). We also announced our proposed plans to initiate a single pivotal clinical study in patients with cervical dystonia for ABP-450 with the goal of using the biosimilar pathway, which we plan to discuss during a meeting with the FDA that is currently scheduled for the third quarter of 2024.

Because we have not yet received regulatory approvals, we are not permitted to market ABP-450 for any use in the United States or in any other territory, and as such, we have not generated any revenue from sales of ABP-450 to date. We have recorded losses from operations of $29.6 million, income of $29.6 million and loss of $48.4 million for the periods January 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to December 31, 2023 (Successor) and for the year ended December 31, 2022, respectively; and we have net losses of $60.7 million, income of $24.0 million and loss of $52.6 million for the periods January 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to December 31, 2023 (Successor) and for the year ended December 31, 2022, respectively. Losses from operations, excluding the impact of changes in fair value of the contingent consideration, were $7.8 million, $18.1 million, $14.0 million and $27.0 million for the three and six months ended June 30, 2024 (Successor) and June 30, 2023 (Predecessor), respectively. Consolidated net income (loss) were income of $164.1 million and $46.1 million for the three and six months ended June 30, 2024 (Successor), respectively, and losses of $15.4 million and $33.0 million for the three and six months ended June 30, 2023 (Predecessor), respectively. As of June 30, 2024, we had $3.4 million in cash and cash equivalents. As a result of our ongoing losses, as of June 30, 2024 (Successor), we had an accumulated deficit of $427.5 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for, and begin to commercialize, ABP- 450, if approved. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of common stock and our ability to raise capital and continue operations.

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

We expect that we will continue to expend substantial resources for the foreseeable future in order to complete development of and seek regulatory approval for ABP-450 as a biosimilar to Botox, identify future potential therapeutic applications for ABP-450 and establish sales and marketing capabilities to commercialize ABP-450 across any approved indications.

We expect to have sufficient cash to fund our operating plan into the fourth quarter of 2024. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our future capital requirements depend on many factors, including:

•the timing of, and the costs involved in, obtaining regulatory approvals for ABP-450;
•the scope, progress, results and costs of researching and developing ABP-450, and conducting preclinical and clinical studies, including any studies required by the FDA to support submission of a Section 351(k) BLA;

•the cost of commercialization activities if ABP-450 is approved for sale, including marketing, sales and distribution costs;
•costs under our third-party manufacturing and supply arrangements for ABP-450 and any products we commercialize;
•the degree and rate of market acceptance of ABP-450, if approved, or any future approved products;
•the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products;
•costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, and the terms and timing of any strategic collaboration or other arrangement;
•the terms of any conversion of the senior secured convertible notes in the principal amount of $15.0 million (each a “Convertible Note” and together, the “Convertible Notes”), pursuant to a subscription agreement (the “Subscription Agreement”), dated as of March 19, 2024, with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), into shares of common stock, subject to certain conditions and limitations set forth in each Convertible Note
•the timing and terms of any liquidated damages cash payments under the separate termination agreements, dated as of March 18, 2024 (each, a “FPA Termination Agreement” and together, the “FPA Termination Agreements”), with each of ACM ARRT J LLC (“ACM”), and Polar Multi-Strategy Master Fund (“Polar”) (each of ACM and Polar, individually, a “Seller”, and together, the “Sellers”), terminating their respective Forward Purchase Agreements with us, dated as of June 29, 2023, for an OTC Equity Prepaid Transaction (each, a “Forward Purchase Agreement”, and together, the “Forward Purchase Agreements”), which in certain circumstances may require aggregate payments of up to $3.0 million by us to the Sellers under the FPA Termination Agreements; and
•costs of operating as a public company.

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

Furthermore, if we raise additional capital through debt financing, we will have increased fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures to meet specified financial ratios, and other operational restrictions, any of which could restrict our ability to commercialize ABP-450 or to operate as a business and may result in liens being placed on our assets. If we were to default on any of our indebtedness, we could lose such assets. Additional funding may not be available on acceptable terms, or at all. The global credit and financial markets have experienced volatility and disruptions recently, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly or more dilutive.

Our future success currently depends entirely on the successful and timely regulatory approval and commercialization of our only product candidate, ABP-450. The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for ABP-450 on a timely basis or at all.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of biological products, including ABP-450, are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets. Regulatory approval of biologics in the United States requires the submission of a BLA to the FDA. A BLA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, chemistry, manufacturing and controls demonstrating the safety, purity and potency of the biological product for its intended uses. FDA approval of a BLA is not guaranteed, and the review and approval process is an expensive and uncertain process that may take several years. The FDA also has substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval of a product candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized.

Prior to obtaining approval to commercialize any product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that our product candidate, ABP-450, is safe and effective for its intended uses and in the case of biological products in the U.S., such as ABP-450, that such product candidate is safe, pure and potent for its intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the preclinical or clinical data for our product candidates, including ABP-450, are promising, such data may not be sufficient to support approval for further development, manufacturing or commercialization of our product candidates by the FDA and other regulatory authorities. The FDA or other regulatory authorities may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program, requiring their alteration. The number and types of preclinical studies and clinical studies that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to treat and the regulations applicable to any particular product candidate.

The FDA and other regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including the following:

•such authorities may disagree with the design or execution of our clinical trials;
•negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance or persuasiveness required by the FDA or comparable foreign regulatory agencies for approval
•serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using products similar to our product candidates;
•the populations we evaluate in our the clinical trials may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of their own country;
•such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•we may be unable to demonstrate that a product candidate is safe, pure, potent, or effective for its intended uses, that such product candidate’s clinical and other benefits outweigh its safety risks, or that such product candidate is biosimilar to a reference product;
•such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a Section 351(k) BLA or other submission or to obtain regulatory approval in the U.S. or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;
•approval may be granted only for indications that are significantly more limited than those sought by us, and/or may include significant restrictions on distribution and use;
•such authorities may find deficiencies in the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies; or
•the FDA and other regulatory agencies may change their approval policies or adopt new regulations.

If ABP-450 fails to demonstrate the requisite safety, purity, potency or biosimilarity in our planned clinical studies or does not gain approval, our business and results of operations will be materially and adversely harmed.

We are currently planning to pursue approval for ABP-450 in the United States as a biosimilar to Botox, and our business presently depends entirely on our ability to obtain regulatory approval for ABP-450 and to successfully commercialize it in a timely manner. To date, as an organization, we have completed one clinical study evaluating ABP-450 for the treatment of cervical dystonia. We originally intended to pursue submission of an Original BLA seeking one or more potential therapeutic indications for ABP-450. However, our Phase 2 clinical trials for episodic and chronic migraine did not meet their respective primary endpoints. In May 2024, we announced the discontinuation of our Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures. As a result, on July 9, 2024, we announced a strategic reprioritization to pursue a Section 351(k) BLA for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product, for which we would seek approval for all of the indications for which Botox is approved, other than the cosmetic uses. We also announced our proposed plans to initiate a single pivotal clinical study evaluating ABP-450 in patients with cervical dystonia, with the goal of using the biosimilar pathway, which we plan to discuss during a meeting with the FDA, currently scheduled for the third quarter of 2024.

Although we believe ABP-450 represents a favorable candidate to develop as a biosimilar product, the FDA may indicate that a biosimilar pathway is not feasible, or prohibitively challenging, with a neurotoxin. For example, the FDA could require us to perform analytical testing procedures for ABP-450 that are not technologically feasible, or could disagree that the results from a single pivotal study could support submission of a Section 351(k) BLA. Even if the FDA acknowledges that ABP-450 has the potential to be developed as a biosimilar product, we may not be able to successfully complete our planned clinical study, or successfully prepare, submit, and obtain approval of a Section 351(k) BLA in a timely manner, or at all.

We have no products currently approved for sale and we may never be able to develop marketable products. We are not permitted to market ABP-450 in the United States unless we receive approval of a BLA from the FDA or approval of a similar application in any other countries permitted under the Daewoong Agreement. We can provide no assurances that ABP-450 will be successful in clinical studies or will ultimately receive regulatory approval. In addition, if we receive approval in one country, we may not receive a similar approval in any other jurisdiction.

Even if we obtain regulatory approvals for ABP-450 we may never be able to successfully commercialize ABP-450. We will need to transition at some point from a company with a development focus to a company capable of supporting commercial activities, including by obtaining approval for coverage and adequate reimbursement from third-party and government payors, but we may not be successful in such a transition. Accordingly, we may not be able to generate sufficient revenue through the sale of ABP-450 to continue our business.

Clinical product development involves a lengthy, expensive and uncertain process. We may incur greater costs than we anticipate or encounter substantial delays or difficulties in our clinical studies.

We may not commercialize, market, promote or sell any product candidate, including ABP-450, without obtaining regulatory approval from the FDA or other regulatory agencies, and we may never receive such approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical studies have nonetheless failed to obtain regulatory approval of their product candidates.

The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted clinical studies evaluating ABP-450 in patients with cervical dystonia and migraines, we do not know whether our product candidates will perform similarly in future clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, our Phase 2 clinical trials for episodic and chronic migraine did not meet their respective primary endpoints. As a result, in May 2024, we announced the discontinuation of our Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures.

We do not know whether our planned clinical trials will be completed on schedule, if at all. We may experience numerous unforeseen events prior to, during, or as a result of, clinical studies that could delay or prevent our ability to receive regulatory approval or to commercialize ABP-450 or any other product candidate, including the following:

•delays in reaching a consensus with regulatory authorities on the design or implementation of our clinical studies;
•regulators or institutional review boards, or IRBs, and ethics committees may not allow or authorize us or our investigators to commence a clinical study or conduct a clinical study at a prospective study site;
•delays in identifying, recruiting and training suitable clinical investigators;
•delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs. and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•delays or failures by our contract manufacturers, including Daewoong, to comply with current Good Manufacturing Practices, or cGMPs, or other applicable requirements, or to provide sufficient supply of ABP-450 for use in our clinical studies;
•the number of patients required for clinical studies of ABP-450 may be larger than we anticipate, enrollment in these clinical studies may be slower than we anticipate, participants may drop out of these clinical studies at a higher rate than we anticipate or fail to return for post-treatment follow-up or we may fail to recruit suitable patients to participate in a study;
•IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•changes or amendments to the clinical trial protocol;
•clinical sites deviating from the trial protocol or dropping out of a trial;
•failure by our CROs to perform in accordance with Good Clinical Practice, or GCP, requirements or applicable regulatory rules and guidelines in other countries;
•lack of adequate funding to continue a clinical trial, or costs being greater than we anticipate;
•subjects experiencing severe or serious unexpected drug-related adverse effects;
•clinical studies of ABP-450 may produce negative or inconclusive results;
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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenue from future product sales or other sources. In addition, if we make manufacturing or formulation changes to ABP-450, we may need to conduct additional testing to bridge our modified product candidate to earlier versions. Clinical study delays could also shorten any periods during which we may have the exclusive right to commercialize ABP-450, if approved, or allow our competitors to bring competing products to market before we do, which could impair our ability to successfully commercialize ABP-450 and may harm our business, financial condition, results of operations and prospects.

Additionally, if the results of our clinical studies are inconclusive or if there are safety concerns or serious adverse events associated with ABP-450, we may:

•be delayed in obtaining regulatory approval, or not obtain regulatory approval at all;
•obtain approval in patient populations that are not as broad as intended or desired;

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
•have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a risk evaluation and mitigation strategy, or REMS;
•be sued; or
•experience damage to our reputation.

Our product development costs will also increase if we experience delays in testing or obtaining regulatory approvals. We do not know whether any of our preclinical studies or clinical studies will begin as planned, need to be restructured or be completed on schedule, if at all.

Further, we, the FDA, a foreign regulatory authority, an ethics committee or an institutional review board may suspend our clinical studies at any time if it appears that we are failing to conduct a study in accordance with regulatory requirements, including among other things, the FDA’s GCP regulations, that we are exposing participants to unacceptable health risks, or if the FDA other regulatory agency finds deficiencies in our current or planned investigational new drug applications, or INDs, or other clinical study applications, or the conduct of these studies. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical studies, including our planned pivotal trial for ABP-450. If we experience delays in the commencement or completion of our clinical studies, or if we terminate a clinical study prior to completion, the commercial prospects of ABP-450 could be negatively impacted, and our ability to generate revenue from ABP-450 may be delayed.

Additionally, certain of our scientific advisors or consultants who receive compensation from us are likely to be investigators for our future clinical studies. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical study site and the utility of the clinical study itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of regulatory approval of ABP-450. If we experience delays in the completion of, or termination of, any clinical study of ABP-450, the commercial prospects of ABP-450 will be harmed, and our ability to generate product revenue will be delayed. Moreover, any delays in completing our clinical studies will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues which may harm our business, financial condition and prospects significantly.

Enrollment and retention of patients in clinical studies is an expensive and time-consuming process and could be delayed, made more difficult or rendered impossible by multiple factors outside our control. If we experience delays or difficulties in enrolling patients in clinical studies, our clinical development activities could be delayed or otherwise adversely affected.

Identifying and qualifying patients to participate in our clinical studies is critical to our success. We may encounter difficulties in enrolling patients in our clinical studies and may compete against other clinical studies for the same pool of potential patients, thereby delaying or preventing development and potential regulatory approval of ABP-450. For example, we currently plan to initiate, subject to raising additional capital, a Phase 3 clinical study evaluating ABP-450 in patients with cervical dystonia, which represents a small patient population. Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our studies on a timely basis or at all.

Patient enrollment in clinical trials may be affected by other factors, including:

•size and nature of the targeted patient population;
•severity of the disease or condition under investigation;
•availability and efficacy of approved therapies for the disease or condition under investigation;
•patient eligibility criteria for the trial in question as defined in the protocol;

•perceived risks and benefits of the product candidate under study;
•clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any products that may be approved for, or any product candidates under investigation for, the indications we are investigating;
•efforts to facilitate timely enrollment in clinical trials;
•patient referral practices of physicians;
•the ability to monitor patients adequately during and after treatment;
•proximity and availability of clinical trial sites for prospective patients;
•our ability to engage with patient communities and advocacy groups;
•continued enrollment of prospective patients by clinical trial sites; and
•the risk that patients enrolled in clinical trials will drop out of such trials before completion.

We also rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies. Though we have entered into agreements governing their services, we will have limited influence over their actual performance. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for ABP-450 and any other product candidate and jeopardize our ability to obtain regulatory approval. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

ABP-450 may cause undesirable side effects or have other properties that could delay or prevent its regulatory approval, limit its commercial potential or result in significant negative consequences following any potential regulatory approval.

During the conduct of clinical studies, patients report changes in their health, including illnesses, injuries and discomforts, to their doctor. Often, it is not possible to determine whether or not the product candidate being studied caused or contributed to these conditions and regulatory authorities may draw different conclusions from us and require additional testing to confirm these determinations, if they occur. Any adverse events or undesirable side effects caused by, or other unexpected properties of, ABP-450 could cause us, any future collaborators, IRB, or ethics committee or regulatory authorities to interrupt, delay or halt clinical studies of ABP-450 and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

In addition, it is possible that as we test ABP-450 in larger, longer and more extensive clinical studies, or as use of ABP-450 becomes more widespread if it receives regulatory approval, that illnesses, injuries, discomforts and other adverse events that were not observed in earlier studies conducted by us, or, in the case of ABP-450, by others using the same botulinum toxin, as well as conditions that did not occur or went undetected in previous studies, will be reported by subjects or patients. Many times, side effects are only detectable after investigational products are tested in large-scale pivotal studies or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that ABP-450 has side effects or causes serious or life-threatening side effects, the development of ABP-450 may fail or be delayed. Additionally, there is the risk that as botulinum toxins other than ABP-450 are approved for and studied in connection with a broader range of diseases and conditions and across a more diverse population, additional safety signals and other adverse events may be identified. All botulinum toxin products are required to include a class labeling that contains a boxed warning related to safety and we could be required to include additional warnings on our product labeling, if approved.

Additionally, if ABP-450 or any other product candidate receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a REMS, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We may also be required to engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop. Other potentially significant negative consequences associated with adverse events include:

•we may be required to suspend marketing of a product, or we may decide to remove such product from the marketplace;
•regulatory authorities may withdraw or change their approvals of a product;
•regulatory authorities may require additional warnings on the label or limit access of a product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
•we may be required to create a medication guide outlining the risks of a product for patients, or to conduct post-marketing studies;
•we may be required to change the way a product is administered;
•we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to subjects or patients; and
•a product may become less competitive, and our reputation may suffer.

Any of these events could diminish the usage or otherwise limit the commercial success of our product candidates and prevent us from achieving or maintaining market acceptance of ABP-450, if approved by the FDA or other regulatory authorities.

Results of other parties’ clinical studies involving the same or a nearly identical botulinum toxin complex as ABP-450, or results in any preclinical studies we conduct, may not be predictive of future results of our clinical studies.

Success in clinical studies conducted by Daewoong and Evolus, Inc., or Evolus, involving a botulinum toxin that is identical or nearly identical to ABP-450 does not ensure that any clinical studies we conduct using ABP-450 will be successful and we will still need to submit our independently generated data to applicable regulatory agencies to support regulatory approval of ABP-450. Similarly, success in any preclinical studies or clinical studies that we conduct will not ensure that later clinical studies will be successful. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical studies, even after positive results in earlier preclinical studies and earlier clinical studies. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Notwithstanding any potential promising results in earlier studies, we cannot be certain that we will not face similar setbacks.

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

From time to time, we may publicly disclose topline or preliminary data from our clinical studies, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive analysis of the data related to the particular study. Interim data for the studies we may complete are subject to the risk that one or more clinical outcomes may materially change as patient enrollment continues or more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Interim, topline and preliminary data also remains subject to audit and verification procedures that may result in the final data being materially different from the data previously published. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated, and any interim, topline or preliminary data should be viewed with caution until final data are available. Material adverse changes in the final data could result in significant harm to our business prospects.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of our product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical study is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular pharmaceutical or biological product, pharmaceutical or biological product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product may be harmed, which could harm our business, operating results, prospects or financial condition.

We recently announced a strategic pivot to pursue regulatory approval for ABP-450 utilizing a 351(k) biosimilar pathway. Obtaining regulatory approvals under this novel approach may prove difficult, or even impossible, for a variety of reasons.

On July 9, 2024, we announced a strategic reprioritization to pursue submission of a Section 351(k) BLA for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product, for which we would seek approval for all of the indications for which Botox is approved, other than the cosmetic uses. We also announced our proposed plans to initiate a single pivotal clinical study evaluating ABP-450 in patients with cervical dystonia, with the goal of using this pathway, which we plan to discuss during a meeting with the FDA, s currently scheduled for the third quarter of 2024. To obtain regulatory approval for the commercial sale of ABP-450 as biosimilar product, we will be required to demonstrate to the satisfaction of the FDA, among other things, that ABP-450 is highly similar to a biological reference product already licensed by the FDA pursuant to an approved BLA, notwithstanding minor differences in clinically inactive components, and that it has no clinically meaningful differences as compared to the reference product in terms of the safety, purity and potency of the product.

The potential to leverage the biosimilar pathway for a neurotoxin is untested, as no biosimilar has been approved utilizing Botox as the reference product. Among other things, Section 351(k) BLAs must include an assessment of toxicity and a clinical study or studies sufficient to demonstrate safety, purity, and potency in one or more appropriate conditions of use for which the reference product is licensed and for which licensure is sought for the proposed biological product. The amount of toxin in a single vial of Botox is miniscule and comparing toxicity vial-to-vial, which could be required by the FDA, may prove prohibitively difficult.

We plan to pursue the biosimilar pathway for ABP-450 because this pathway offers the potential to obtain FDA approvals for all FDA-approved indications for the reference product. If we are successful in demonstrating the biosimilarity of ABP-450 to Botox and obtain regulatory approval with respect to one indication, we believe the FDA could also approve ABP-450 for one or more indications currently listed on Botox’s FDA-approved labeling without our having to conduct additional clinical trials for ABP-450, provided that the FDA determines that ABP-450 relies on a similar mechanism of action to Botox with respect to each such indication. However, even if we are able to demonstrate that ABP-450 is biosimilar to Botox with respect to one indication, the FDA may nevertheless determine that certain of Botox existing approved indications do not rely on a clearly established similar mechanism of action, which would limit our ability to seek approvals for ABP-450 without conducting additional trials. For example, pending FDA feedback, we plan to conduct a single pivotal clinical study in patients cervical dystonia. And the FDA could determine that a clinical study in cervical dystonia, a muscular disorder, even if successful, will not support a Section 350(k) BLA seeking approval for ABP-450 as a biosimilar in patients with migraine, a neurological disorder, or any of the other therapeutic (non-cosmetic) indications for which Botox is currently approved. Moreover, negative or ambiguous results from clinical trials of ABP-450 in certain patient populations, including the results from our Phase 2 trials, could adversely affect our ability to pursue certain indications in any Section 351(k) BLA. In addition, pursuant to our agreement with Daewoong, we do not have the rights to develop and commercialize ABP-450 for any of the cosmetic indications for which Botox has been approved, which further limits the market potential for ABP-450, even if we are successful in pursuing a biosimilar pathway.

Additionally, even if the FDA allows us to pursue a biosimilar pathway for ABP-450, and even if we are successful in demonstrating biosimilarity for ABP-450 to the satisfaction of the FDA, many manufacturers of reference biological products have used legislative, regulatory and other means, such as litigation, to delay regulatory approval and to seek to restrict competition from manufacturers of biosimilars. These efforts may include or have included:

•settling, or refusing to settle, patent lawsuits with biosimilar companies, resulting in such patents remaining an obstacle for biosimilar approval;
•submitting citizen petitions to request the FDA to take administrative action with respect to prospective and submitted biosimilar applications;
•appealing denials of citizen petitions in United States federal district courts and seeking injunctive relief to reverse approval of biosimilar applications;
•restricting access to reference brand products for equivalence and biosimilarity testing that interferes with timely biosimilar development plans;
•attempting to influence potential market share by conducting medical education with physicians, payers, regulators and patients claiming that biosimilar products are too complex for biosimilar approval or are too dissimilar from originator products to be trusted as safe and effective alternatives;
•implementing payer market access tactics that benefit their brands at the expense of biosimilars;
•seeking state law restrictions on the substitution of biosimilar products at the pharmacy without the intervention of a physician or through other restrictive means such as excessive recordkeeping requirements or patient and physician notification;
•seeking federal or state regulatory restrictions on the use of the same non-proprietary name as the reference brand product for a biosimilar or interchangeable biologic;
•seeking changes to the United States Pharmacopeia, an industry recognized compilation of drug and biologic standards;
•obtaining new patents covering existing products or processes, which could extend patent exclusivity for a number of years or otherwise delay the launch of biosimilars; and
•influencing legislatures so that they attach special patent extension amendments to unrelated federal legislation.

In addition, Any of these factors could prevent us from obtaining market acceptance for or otherwise successfully commercializing ABP-450, if approved as a biosimilar product.

Even if ABP-450 receives regulatory approval as a biosimilar or otherwise, it may fail to achieve the broad degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if ABP-450 receives regulatory approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. The commercial success of ABP-450, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•the convenience and ease of administration compared to alternative treatments and therapies;
•the willingness of the target patient population to try new therapies and of physicians to prescribe a biosimilar product;
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

Due to our limited resources and access to capital, we must prioritize the strategic pivot to pursue regulatory approval for ABP-450 utilizing a 351(k) biosimilar pathway and evaluate the development of certain therapeutic uses of ABP-450; these decisions may prove to be wrong and may adversely affect our business.

While we have shifted our focus to the development and potential commercialization of ABP-450 as a biosimilar to Botox, a key element of our future strategy is to identify additional conditions for which ABP-450 may warrant further development. However, there can be no assurances that we will be successful in identifying such conditions, such as gastroparesis and PTSD. Even if we are successful in identifying conditions that could potentially be treated with ABP-450, we may experience difficulties in identifying a proper treatment regimen, or we may fail to successfully develop ABP-450 or secure regulatory approval for such conditions.

Efforts to identify and pursue additional potential therapeutic uses of ABP-450 require substantial technical, financial and human resources, regardless of whether they are ultimately successful. Because we have limited financial and personnel resources, we may forgo or delay pursuit of opportunities with potential target indications that later prove to have greater commercial potential or a greater likelihood of success.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. We may focus our efforts and resources on potential therapeutic uses of ABP-450 that ultimately prove to be unsuccessful.

Even if we receive regulatory approval for ABP-450, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, limit or prohibit commercial distribution, prevent continued investigation and research and subject us to penalties if we fail to comply with applicable regulatory requirements. Additionally, ABP-450, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

For any regulatory approvals that we may receive for our ABP-450, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCPs for any clinical trials. In addition, manufacturers of biological products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs and other applicable regulations and standards. In addition, any regulatory approvals we may receive will require the submission of periodic reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product. Such approvals may also contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

•the imposition of restrictions on the marketing or manufacturing of the product, suspension or withdrawal of product approvals or revocation of necessary licenses;
•the issuance of warning letters, untitled letters, or comparable notices describing alleged violations, which may be publicly available;
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
•a delay in approving or a refusal to approve pending applications or supplements to approved applications submitted by us;
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

Regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of ABP-450. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow to or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

In addition, given the similarity of ABP-450 to Jeuveau, any adverse developments with respect to Jeuveau, including adverse events or changes in regulatory status, may also directly impact the development, commercialization or regulation of ABP-450, if approved.

Even if we receive regulatory approval, coverage and adequate reimbursement may not be available for ABP-450, which could make it difficult for us to sell the product profitably.

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

Third-party payors decide which therapies they will pay for and establish reimbursement levels. While no uniform policy for coverage and reimbursement exists in the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for ABP-450 will be made on a payor-by-payor basis. Therefore, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product or any related treatments. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy and on what tier of its formulary it will be placed. The position on a payor’s list of covered drugs and biological products, or formulary, generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. In addition, because ABP-450 may be required to be physician-administered, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may only be reimbursed for providing the treatment or procedure in which our product is used.

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

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain regulatory approval. If coverage and adequate reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize ABP-450.

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

Moreover, increasing efforts by governmental and third party payors in the United States and other jurisdictions to cap or reduce health care costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on health care costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our products and may affect the prices we may set.

In the United States and other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

•an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;
•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 has, among other things, led to aggregate reductions of Medicare payments to providers, which, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. These laws and any laws enacted in the future may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D continue to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined but, is likely to be significant.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for ABP-450, if approved, or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we or our collaborators are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our collaborators are not able to maintain regulatory compliance, our products may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

ABP-450, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.

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

Our primary competitors for ABP-450 in the injectable botulinum toxin pharmaceutical market for therapeutic use are:

•Botox, which is marketed by AbbVie, and since its original approval by the FDA in 1989 has been approved for multiple therapeutic indications, including migraine, cervical dystonia, upper and lower limb spasticity, strabismus, blepharospasm, overactive bladder, axillary hyperhidrosis, neurogenic detrusor overactivity and overactive bladder, and which is currently studying its botulinum toxin for therapeutic indications of episodic migraine, essential tremor and interstitial cystitis/bladder pain syndrome;
•Dysport, which is marketed by Ipsen Ltd. As an injectable botulinum toxin for the therapeutic indications of cervical dystonia and upper and lower limb spasticity, and which is currently studying its botulinum toxin for therapeutic indications of neurogenic detrusor overactivity and migraine (episodic and chronic);
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

If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize ABP-450, if approved, or generate product revenue.

We do not have a sales or marketing infrastructure and have little experience in the sale, marketing, or distribution of pharmaceutical products. To successfully commercialize ABP-450, if approved, in the United States and other jurisdictions we may seek to enter, we will need to build out our sales and marketing capabilities, either on our own or with others. The establishment and development of our own commercial team or the establishment of a contract sales force to market ABP-450 will be expensive and time-consuming and may divert significant management focus and resources, potentially delaying any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability, given that we have no experience as a company in commercializing products. We may seek to enter into collaborations with other entities to utilize their established marketing and distribution capabilities, but we may be unable to enter into or maintain such agreements on favorable terms or at all. We can provide no assurance that any future collaborators will provide effective sales forces or marketing and distribution capabilities. We compete with many companies that currently have extensive, experienced and well-funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel, and will have to compete with those companies to recruit, hire, train and retain any of our own marketing and sales personnel. We will likely also face competition if we seek third parties to assist us with the sales and marketing efforts of ABP-450. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2024, we had five employees. If ABP-450 receives regulatory approval, we would expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. In addition, we must effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our development and strategic objectives or disrupt our operations.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on third parties, including independent organizations, advisors and consultants, and CROs to provide certain services to support and perform our operations. There can be no assurance that the services of these third parties will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided, in particular the services provided by our CROs, is compromised for any reason, our clinical studies may be delayed or terminated, and we may not be able to obtain, or may be substantially delayed in obtaining, regulatory approval of ABP-450 or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other suitable outside contractors and consultants on economically reasonable terms, or at all.

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

Our potential international operations will expose us to risks, and failure to manage these risks may adversely affect our operating results and financial condition.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of ABP-450. We currently carry product liability insurance covering our clinical studies.

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

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop ABP-450, conduct our clinical studies and commercialize ABP-450.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly Marc Forth, our Chief Executive Officer, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical studies or the commercialization of ABP-450 or any future products we develop.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by one or more 5% shareholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post- change taxable income or income tax liabilities, as applicable, may be limited. As of December 31, 2023 (Successor), the Company had $87.3 million of federal NOLs available to offset our future federal taxable income, if any, and federal research and development tax credit carryforwards of $6.1 million. These federal research and development tax credit carryforwards and our federal NOLs expire at various dates in 2039 and 2036, respectively. The Company had $116.2 million of state NOLs as of December 31, 2023 (Successor). We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Similar rules may apply under state tax laws. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The initial term of the Daewoong Agreement will expire on the later of December 20, 2029 or the fifth anniversary of our receipt of approval from the relevant governmental authority necessary to market and sell ABP-450 in any of the aforementioned territories. The Daewoong Agreement will renew for unlimited additional three-year terms after the expiration of the initial term. We or Daewoong may terminate the Daewoong Agreement if the other party breaches any of its duties or obligations and such breach continues without cure for ninety days, or thirty days in the case of a payment default, or, if such breach is not capable of being cured, immediately by delivery of written notice. The Daewoong Agreement will terminate without notice upon our bankruptcy or insolvency or if we assign our business or the Daewoong Agreement in whole or in part for the benefit of creditors. On March 19, 2024, we entered into a Fourth Amendment to the Daewoong Agreement (the “Daewoong Agreement Amendment”) with Daewoong, which amends the Daewoong Agreement to provide that Daewoong may terminate the Daewoong Agreement if, over any six- month period, (a) we cease to commercialize ABP-450 in each of the territories specified in the License Agreement and (b) we cease to advance any clinical studies of ABP-450 in any such territories. The Daewoong Agreement Amendment also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00 (the “Termination Purchase Right”). The Termination Purchase Right will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon an Automatic Conversion or Optional Conversion of the Convertible Notes (as defined in the Convertible Notes).

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

We currently rely solely on Daewoong to manufacture ABP-450, and as such, any production or other problems with Daewoong could adversely affect us. The manufacture of biologics is complex and Daewoong may encounter difficulties in production that may impact our ability to provide supply of ABP-450 for clinical studies, our ability to obtain regulatory approval, or our ability to obtain commercial supply of our products, which, if approved, could be delayed or stopped.

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

In addition, there are risks associated with large scale manufacturing for clinical studies or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with cGMP, lot consistency and timely availability of raw materials. Even if we obtain regulatory approval for ABP-450, there is no assurance that Daewoong will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If Daewoong is unable to produce sufficient quantities for clinical studies, including preclinical studies, or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

In addition, we are ultimately responsible for distribution of products under any authorization or approval we hold to investigate or market ABP-450. We do not own a manufacturing facility and we have never supervised manufacturing operations, but we have regulatory obligations to review batch records and release of the investigational product for our clinical studies. Further, we will have similar regulatory obligations if the product is marketed and could be held responsible for any distribution of adulterated or misbranded ABP-450, even if caused by Daewoong’s noncompliance. If Daewoong’s facility were to be damaged, destroyed or otherwise unable to operate or comply with regulatory requirements, whether due to earthquakes, fire, floods, hurricanes, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, political unrest, power outages or otherwise, or if operations at the facility were disrupted for any other reason, such an event could negatively affect our ongoing preclinical studies and clinical studies and, if ABP-450 is approved, jeopardize Daewoong’s ability to manufacture ABP-450 as promptly as we or our customers expect or possibly at all. If an event occurred that prevented Daewoong from using all or a significant portion of its manufacturing facility due to damaged critical infrastructure, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for Daewoong to supply enough ABP- 450 to continue our business for a substantial period of time.

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

We rely, and will continue to rely, on third parties, CROs and consultants to conduct all of our preclinical studies and clinical studies. If these third parties or consultants do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for ABP-450.

We do not currently have the ability to independently conduct any preclinical studies or clinical studies. We rely, and will continue to rely, on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as CROs, to conduct preclinical studies and clinical studies on ABP-450. The third parties with whom we currently or may in the future contract for execution of any of our preclinical studies and clinical studies play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to any of our current or future programs. Although we rely on these third parties to conduct our preclinical studies and clinical studies, we remain responsible for ensuring that each of our preclinical studies and clinical studies is conducted in accordance with the investigational plan and protocol. Moreover, the FDA and other similar regulatory authorities require us to observe both good laboratory practices, or GLP, and animal welfare requirements for preclinical studies, and to comply with GCPs for conducting, monitoring, recording and reporting the results of clinical studies to ensure that the data and results are scientifically credible and accurate, and that the study subjects are adequately informed of the potential risks of participating in clinical studies. Our reliance on CROs and other third parties does not relieve us of these regulatory and legal responsibilities. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GLP, GCP or other requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, if ever. Furthermore, our clinical trials must be conducted with materials manufactured in accordance with cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

In addition, the execution of preclinical studies and clinical studies, and the subsequent compilation and analysis of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. If the third parties or consultants conducting our clinical studies do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to GLPs, or our clinical study protocols or GCPs, or for any other reason, we may need to conduct additional clinical studies or enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our preclinical studies and clinical studies may be extended, delayed or terminated or may need to be repeated. Further, any noncompliance that results in data integrity issues could put any regulatory approval we receive at risk of withdrawal, and could subject us to regulatory sanctions due to failure to adequately oversee the third parties we rely upon. If any of the foregoing were to occur, we may not be able to obtain, or may be delayed in obtaining, regulatory approval for and will not be able to, or may be delayed in our efforts to, successfully commercialize ABP-450.

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

We may license or selectively pursue strategic collaborations for the development, validation and commercialization of ABP-450. In any third-party collaboration, we would be dependent upon the success of the collaborators in performing their responsibilities and their continued cooperation, and we would have limited control over the amount and timing of resources and effort that our collaborators would dedicate to the development or commercialization of our product candidates. Our collaborators may not cooperate with us or perform their obligations under our agreements with them at all or as expected. Our collaborators may choose to pursue alternative technologies in preference to those being developed in collaboration with us. The development, validation and commercialization of our current and future product candidates may be delayed if collaborators fail to conduct their responsibilities in a timely manner or in accordance with applicable regulatory requirements or if they breach or terminate their collaboration agreements with us. Our collaborators could also independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates, fail to properly maintain or defend our intellectual property rights or infringe the intellectual property rights of third parties, exposing us to litigation. Disputes with our collaborators could also impair our reputation or result in development and commercialization delays, decreased revenues and could cause litigation expenses.

In addition, we may face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical studies, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for ABP-450 or our future product candidates, the costs and complexities of manufacturing and delivering ABP-450 or our future product candidates to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of ABP-450 or our future product candidates, reduce or delay development programs, delay potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop and commercialize ABP-450 or our future product candidates or bring them to market and generate revenue.

Risks Related to Intellectual Property

If we or any of our current or future licensors, including Daewoong, are unable to maintain, obtain or protect intellectual property rights related to ABP-450 and any future product candidates we may develop, or if the scope of any protection obtained is not sufficiently broad, we may not be able to compete effectively in our market.

Our success depends, in part, on our ability to seek, obtain and maintain intellectual property protection in the United States and other countries with respect to our technologies. We and Daewoong currently rely upon a combination of trademarks, trade secret protection, confidentiality agreements and proprietary know- how. Additionally, Daewoong has obtained a United States patent related to its proprietary botulinum toxin manufacturing process. We also intend to protect our proprietary technology and methods by, among other things, filing for and obtaining United States and foreign patent applications related to our proprietary technology, inventions, methods of use, and improvements that are important to the development and implementation of our business. However, due to existing patent eligibility laws, we do not expect to obtain patent protection for the composition of matter for botulinum toxin, as it is produced by Clostridium botulinum, a gram-positive, rod-shaped, anaerobic, spore-forming, motile bacterium with the ability to produce the botulinum toxin. Although we only own one issued patent covering our migraine injection paradigm (U.S. Patent No. 11,826,405), we do not own any other issued patents, but we have filed certain provisional and non-provisional patent applications with the United States Patent and Trademark Office, or USPTO, related to other novel and proprietary methods of utilizing ABP-450 for therapeutic purposes. These patent applications may fail to result in any issued patents with claims that cover ABP-450, in the United States or in other foreign countries, and the patents, if issued, may be declared invalid or unenforceable.

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

In addition to the protection afforded by patents, trademarks, confidentiality agreements and proprietary know-how, we may in the future rely upon in-licensed or acquired patents or proprietary technology for the development of ABP-450. We may not be able to in-license third party patents necessary to commercialize ABP-450 on commercially reasonable terms, or at all, which could materially harm our business. Even if we are able to in-license any such necessary intellectual property, it could be on nonexclusive terms, thereby giving our competitors and other third parties access to the same intellectual property licensed to us, and it could require us to make substantial licensing and royalty payments. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property or maintain the existing intellectual property rights we have licensed, we may be required to expend significant time and resources to redesign ABP-450 or future product candidates, or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis, and we may have to abandon development of ABP-450 or future product candidates which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, the strength of any patents that issue from our non-provisional patent applications or that we may in-license from third parties in the technology and healthcare fields involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of any patent rights in such fields can be uncertain. Our pending patent applications and any patent applications that we may in-license may fail to result in issued patents with claims that cover ABP-450, in the United States or in other foreign countries, and the issued patents that we may in-license may be declared invalid or unenforceable.

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

There may be third-party patents or patent applications with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of ABP-450. Because patent applications can take many years to issue, may be confidential for 18 months or more after filing and can be revised before issuance, there may be currently pending patent applications that may later result in issued patents that ABP-450 or any future product candidates may infringe. It is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to ABP-450 and future product candidates because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology or incorrectly conclude their invalidity or unenforceability. In addition, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover ABP-450 or future product candidates and third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Even if we believe claims brought against us are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such United States patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such United States patent or find that ABP-450 or future product candidates did not infringe any such claims. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of ABP-450, the holders of any such patents may be able to block our ability to commercialize ABP-450 unless we obtain a license under the applicable patents or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our methods of use, the holders of any such patent may be able to block our ability to develop and commercialize ABP-450 unless we obtain a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

In addition to claims of patent infringement, third parties may bring claims against us asserting misappropriation or other violations of proprietary technology or other information in the development, manufacture and commercialization of ABP-450. Defense of such a claim would require dedicated time and resources, which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of ABP-450 or for operational upkeep and manufacturing of our product. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We have been, and may in the future become, party to, or be threatened with, adversarial proceedings or litigation where our competitors or other third parties may assert claims against us, alleging that our therapeutics, manufacturing methods, formulations, administration methods or delivery devices infringe, misappropriate or otherwise violate their intellectual property rights, including patents and trade secrets. For example, in the past, Medytox asserted that we and Daewoong were employing their proprietary technology without authorization, and other third parties may make similar assertions about us or any of our current or future licensors, including Daewoong, in the future. For more information regarding our litigation with Medytox, please see “Risk Factors — Risks Related to Our Reliance on Third Parties — A material breach by us of the terms of our license and settlement agreement with Medytox, Inc. could have a material adverse effect on our business.”

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

Parties making claims against us or any of our current or future licensors may request and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize ABP-450. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business which time and resources could otherwise be used by us toward the maintenance of our own intellectual property and the development and commercialization of ABP-450 or for operational upkeep and manufacturing of our product. In the event of a successful claim of infringement, misappropriation or other violation of a third party’s intellectual property, we or any of our current or future licensors may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties which may not be commercially available, or pay royalties or redesign our infringing products or manufacturing processes, which may be impossible or require substantial time and monetary expenditure. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research, manufacture clinical study supplies or allow commercialization of ABP-450. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize ABP-450, which could harm our business significantly. Similarly, third-party patents could exist that might be enforced against our products, resulting in either an injunction prohibiting our sales, or with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

We are subject to extensive, complex, costly and evolving regulation by federal and state governmental authorities in the United States and other countries, principally by the FDA and other similar regulatory authorities. Daewoong is also subject to extensive regulation by the FDA and the South Korean regulatory authorities as well as other regulatory authorities. Our failure to comply with all applicable regulatory requirements, or Daewoong’s or any future collaborator’s failure to comply with applicable regulatory requirements, including those promulgated under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other laws may subject us to operating restrictions and criminal prosecution, monetary penalties and other enforcement or administrative actions, including sanctions, warning letters, import alerts, product seizures, recalls, fines, injunctions, suspension, revocation of approvals, or exclusion from future participation in the Medicare and Medicaid programs.

In the event ABP-450 receives regulatory approval, we and our direct and indirect suppliers, including Daewoong, will remain subject to the periodic inspection of our plants and facilities, review of production processes, and testing of our products to confirm that we are in compliance with all applicable regulations. Adverse findings during regulatory inspections may result in requirements that we implement REMS programs, requirements that we complete government mandated clinical studies, and government enforcement actions, including those relating to labeling, advertising, marketing and promotion, as well as regulations governing manufacturing controls.

If we experience delays in obtaining approval or if we fail to obtain approval of ABP-450, the commercial prospects for ABP-450 may be harmed and our ability to generate revenue will be materially impaired.

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

Even if we obtain FDA approval for ABP-450 in the United States, we may never obtain approval for or commercialize such candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

The misuse or off-label use of our approved products, if any, may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

The FDA and other regulatory agencies strictly regulate the marketing and promotional claims that are made about pharmaceutical products. These regulations include standards and restrictions for direct-to- consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by FDA. While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA. In particular, a product may not be promoted for uses or indications that are not specifically approved by the FDA or other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive regulatory approval for ABP-450 and if we are found to have promoted uses that are not part of ABP-450’s approved labeling, we may be subject to enforcement action from the FDA and other regulatory agencies, as applicable, and become subject to significant liability, which would materially harm our business. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our reputation could be damaged. The FDA has also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed in order to resolve FDA enforcement actions. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA prohibitions or other restrictions on the sale or marketing of our products and other operations or significant fines and penalties, and the imposition of these sanctions could also affect our reputation and position within the industry. In addition, off-label promotion could expose us to liability under the FCA, as well as similar state laws.

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

The Anti-Kickback Statute, which prohibits the knowing and willful offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal health care programs. Remuneration has been broadly defined to include anything of value, including but not limited to cash, improper discounts, and free or reduced price items and services. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the federal Anti-Kickback Statute is violated. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. A claim including items or services resulting from a violation of the federal Anti- Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Many states have similar laws that apply to their state health care programs as well as private payors. Violations of anti-kickback and other applicable laws can result in exclusion from federal health care programs and substantial civil and criminal penalties.

The federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. Some state law equivalents of the above federal laws, such as the Anti-Kickback Statute and FCA, apply to items or services regardless of whether the good or service was reimbursed by a government program, so called all- payor laws. These all-payor laws could apply to our sales and marketing activities even if the Anti-Kickback Statute and FCA laws are inapplicable.

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

The federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician providers such as physician assistants and nurse practitioners certain non-physician providers such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

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

Disruptions at the FDA and other agencies may also slow the time necessary for product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities from March 2020 until July 2021. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus may lead to other inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns hinder or prevent the FDA or other regulatory authorities from conducting regular inspections or review, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our common stock and Private Placement Warrants to fall.

Sales of a substantial number of our shares of common stock or Private Placement Warrants in the public market by the Registered Holders or by our other existing security holders, or the perception that those sales might occur, could depress the market price of our common stock and Private Placement Warrants and could impair our ability to raise capital through the sale of additional equity securities. As of March 2024, holders of our Private Placement Warrants are entitled to exercise such warrants, on a cashless basis, in exchange for shares of our common stock, calculated based on the 10-day volume average weighted price prior to the Company’s receipt of the warrantholders’ notice. Such warrantholders may seek to monetize the return on their investment in the warrants quickly, which could adversely impact the price of our stock. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock and Private Placement Warrants. The sale of all the securities, particularly at high volumes over a short period of time could result in a significant decline in the public trading price of our securities. Despite such a decline in the public trading price, some of the Registered Holders may still experience a positive rate of return on the securities they purchased due to the differences in the purchase prices described elsewhere in this Report. Other security holders may not be able to experience positive rates of return on securities they purchase.

The resale, or expected or potential resale, of a substantial number of our shares of common stock in the public market could adversely affect the market price for our shares of common stock and make it more difficult for you to sell your shares of common stock at times and prices that you feel are appropriate. In particular, as a result of the termination of the Forward Purchase Agreements, the Sellers are entitled to keep their shares and, following effectiveness of a registration statement related thereto, may resell a significant number of shares of common stock in the market with respect to the shares that they retained pursuant to the FPA Termination Agreements. In addition, a significant number of shares of common stock may be issued upon conversion of the Convertible Notes pursuant to certain automatic or optional conversions provisions under the Convertible Notes, and such shares of common stock may be resold by Daewoong in the future following effectiveness of a registration statement related thereto. Furthermore, we expect that, because there will be a large number of shares registered, the applicable selling securityholders will continue to offer such covered securities for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time. In addition, because the current market price of our common stock is higher than the price certain selling securityholders paid for their securities, there is more likelihood that selling securityholders holding shares of common stock will sell their shares as soon as the applicable registration statement is declared effective and any applicable lock-up restrictions expire.

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

Given the relatively lower purchase prices that some of our stockholders paid to acquire some of their securities compared to the current trading price of our shares of common stock, these stockholders, some of whom are registered holders pursuant to registration statements we are obligated to file to register the resale of shares of common stock, in some instances may earn a positive rate of return on their investment, which may be a significant positive rate of return, depending on the market price of our shares of common stock at the time that such stockholders choose to sell their shares of common stock. For example, based on the closing price of our Common Stock of $0.9235 on August 6, 2024, the Sponsor and its permitted transferees could experience, with respect to 3,450,000 Founder Shares (which excludes 3,450,000 Founder Shares subject to the restrictions and forfeiture provisions set forth in the Sponsor Support Agreement), potential profit of up to $0.9195 per share of Common Stock (although such shares are subject to a one-year lockup from the date of Closing), or $3.2 million in the aggregate, based on the Sponsor’s initial purchase price of Founder Shares prior to Priveterra’s initial public offering at a price of approximately $0.004 per share. Investors who purchased units in Priveterra’s initial public offering (at a public offering price of $10.00 per share), who purchased shares on the Nasdaq Stock Market LLC following Priveterra’s initial public offering or who purchased our Common Stock on NYSE American following consummation of the Business Combination may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices and the prevailing trading price. See the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the potential profits the other registered holders may experience.

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

To date, our primary sources of capital have been private placements of preferred stock, sales of shares of Evolus, and debt financing agreements. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations. If we undertake discretionary financing by issuing equity securities, our stockholders may experience substantial dilution.

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

Any failure to meet the continued listing requirements of NYSE American could result in a delisting of our common stock.

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

We expect to have sufficient cash to fund our operating plan into the fourth quarter of 2024. However, we have based these estimates on numerous assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Significant additional capital will be needed in the future to continue our planned operations, including further development of our product candidate ABP-450, preparing INDs or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded R&D activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell common stock, convertible securities or other equity securities, existing investors may be materially diluted by subsequent sales. New investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to the 2023 Incentive Award Plan, or “the 2023 Plan”, our board of directors (the “Board”) or our compensation committee (the “Compensation Committee”) is authorized to grant equity-based awards to our employees, directors and consultants. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2023 Plan is 3,839,892 shares. Additionally, the number of shares of our common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, beginning in 2024 and ending in 2033, by an amount equal to the lesser of 4% of the number of fully-diluted number of shares outstanding (as calculated pursuant to the terms of the 2023 Plan) on the final day of the immediately preceding calendar year or (ii) such lesser number of shares as is determined by our Board.

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

The Warrants may never be in the money, and they may expire worthless and the terms of such Warrants may be amended in a manner adverse to a holder if holders of at least a majority of the then-outstanding Warrants approve of such amendment.

The Warrants were issued in registered form pursuant to the Warrant Agreement. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. Any amendment to the terms of the Private Placement Warrants requires the consent of the Company and the holders of a majority of the Private Placement Warrants.

On March 29, 2024, we issued a notice of redemption to holders of the Public Warrants announcing that we would redeem all Public Warrants, for a redemption price of $0.10 per Public Warrant, that remained outstanding as of 5:00 p.m. New York City time on April 29, 2024 (the “Redemption Date”). Immediately after the Redemption Date, no Public Warrants remained outstanding. We may receive up to an aggregate of approximately $45.9 million from the cash exercise of the Private Placement Warrants. The exercise price of each of our Private Placement Warrants is $11.50 per warrant and the reported sales price of our Common Stock on August 6, 2024 was $0.9235. The likelihood that holders of Private Placement Warrants will exercise their Private Placement Warrants, and therefore any amount of cash proceeds that we may receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock does not maintain a price above $11.50 per share, we do not expect holders to exercise their Private Placement Warrants for cash. The Private Placement Warrants may be exercised on a cashless basis at any time and we would not receive any proceeds from such exercise, even if the Private Placement Warrants are in-the-money. We expect to use the net proceeds from the exercise of such securities, if any, for general corporate purposes, which may include acquisitions or other strategic investments. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of the Private Placement Warrants when planning for our operational funding needs.

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

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We currently only have limited research coverage and may never obtain extensive research coverage by equity research analysts. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we obtain equity research analyst coverage, we will not have any control of the analysts or the content and opinions included in their reports. Analysts will establish and publish their own periodic financial projections for the business of AEON. These projections may vary widely and may not accurately predict the results AEON actually achieves. AEON’s stock price may decline if its actual results do not match the projections of these securities research analysts. The price of our common stock could also decline if one or more equity research analysts downgrades our common stock or issues other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended June 30, 2024, the Company did not make any unregistered issuances or sales of equity securities that were not reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
4.1

Warrant Agreement, dated as of February 8, 2021, by and between Priveterra Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Priveterra Acquisition Corp. with the SEC on March 28, 2022)

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Priveterra Acquisition Corp. with the SEC on March 28, 2022)
4.3

Senior Secured Convertible Note, dated as of March 24, 2024, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on March 28, 2024)

4.4

Senior Secured Convertible Note, dated as of April 12, 2024, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on April 17, 2024)

31.1†	Certification of Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†#	Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
*

The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

+	Indicates a management contract or compensatory plan.
#

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of AEON Biopharma, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2024

AEON BIOPHARMA, INC.

By:	/s/ Marc Forth
Name:	Marc Forth
Title:	President and Chief Executive Officer
(Principal Executive and Financial Officer)