Form 10-Q
period 2024-09-30
AEON Biopharma, Inc.
filed 2024-11-13
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 11, 2024, there were 39,970,693 of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the projected financial information, anticipated growth rate and market opportunities of AEON Biopharma, Inc. (“AEON”);
●	the ability to maintain the listing of Class A common stock on NYSE American;
●	AEON’s public securities’ potential liquidity and trading;
●	AEON’s ability to raise financing in the future and to continue as a going concern;
●	AEON’s success in retaining or recruiting, or changes required in, officers, key employees or directors;
●	factors relating to the business, operations and financial performance of AEON;
●	the initiation, cost, timing, progress and results of research and development activities, preclinical studies or clinical trials with respect to AEON’s current and potential future product candidates;
●	AEON’s ability to identify, develop and commercialize its main product candidate, botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”);
●	AEON’s ability to obtain a Biologics License Application for therapeutic uses of ABP-450;
●	AEON’s ability to advance its current and potential future product candidates into, and successfully complete, preclinical studies and clinical trials;
●	AEON’s ability to obtain and maintain regulatory approval of its current and potential future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	AEON’s ability to obtain funding for its operations;
●	AEON’s ability to obtain and maintain intellectual property protection for its technologies and any of its product candidates;
●	AEON’s ability to successfully commercialize its current and any potential future product candidates;
●	the rate and degree of market acceptance of AEON’s current and any potential future product candidates;
●	regulatory developments in the United States and international jurisdictions;
●	potential liability, lawsuits and penalties related to AEON’s technologies, product candidates and current and future relationships with third parties;
●	AEON’s ability to attract and retain key scientific and management personnel;
●	AEON’s ability to effectively manage the growth of its operations;

●	AEON’s ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements, particularly its license and supply agreement with Daewoong Pharmaceutical Co., LTD. (the “Daewoong Agreement”);
●	AEON’s ability to compete effectively with existing competitors and new market entrants;
●	potential effects of extensive government regulation;
●	AEON’s future financial performance and capital requirements;
●	AEON’s ability to implement and maintain effective internal controls;
●	the impact of supply chain disruptions; and
●	the impact of macroeconomic developments beyond our control, such as health epidemics or pandemics, macro-economic uncertainties, social unrest, hostilities, natural disasters or other catastrophic events, on AEON’s business.

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

		Page

Part I	Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Successor) and December 31, 2023 (Successor)	1

	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor), July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor)	2

	Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023, July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	42

Part II	Other Information

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

Exhibit Index

Signatures

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$537	$5,158
Prepaid expenses and other current assets	1,834	1,064
Total current assets	2,371	6,222
Property and equipment, net	258	332
Operating lease right-of-use asset	1,346	262
Other assets	29	29
Total assets	$4,004	$6,845
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,630	$3,388
Accrued clinical trials expenses	1,373	5,128
Accrued compensation	1,563	943
Other accrued expenses	3,160	3,590
Total current liabilities	10,726	13,049
Convertible notes at fair value, including related party amount of $15,170 and $0, at September 30, 2024 and December 31, 2023, respectively	15,170	—
Operating lease liability	1,204	—
Warrant liability	1,844	1,447
Contingent consideration liability	6,886	104,350
Embedded forward purchase agreements and derivative liabilities	264	41,043
Total liabilities	36,094	159,889
Commitments and contingencies
Stockholders’ Deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023, and 39,587,630 and 37,159,600 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	401,585	381,264
Subscription receivables	—	(60,710)
Accumulated deficit	(433,679)	(473,602)
Total stockholders' deficit	(32,090)	(153,044)
Total liabilities and stockholders' deficit	$4,004	$6,845

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023		2024	2023
	Successor	Successor July 22 to September 30	Predecessor July 1 to July 21	Successor	Successor July 22 to September 30	Predecessor January 1 to July 21
Operating expenses:
Selling, general and administrative	$3,044	$5,265	$1,055	$11,014	$5,265	$9,841
Research and development	972	6,388	1,573	11,144	6,388	19,803
Acquired in-process research and development	—	348,000	—	—	348,000	—
Change in fair value of contingent consideration	—	(75,939)	—	(97,464)	(75,939)	—
Total operating costs and expenses	4,016	283,714	2,628	(75,306)	283,714	29,644
(Loss) income from operations	(4,016)	(283,714)	(2,628)	75,306	(283,714)	(29,644)
Other (loss) income:
Change in fair value of convertible notes	(1,878)	—	(13,249)	(170)	—	(19,359)
Change in fair value of warrants	(377)	1,593	—	(15,376)	1,593	—
Income (loss) on embedded forward purchase agreements and derivative liabilities, net	81	(15,776)	(11,789)	(19,931)	(15,776)	(11,789)
Other income, net	19	186	5	94	186	114
Total other loss, net	(2,155)	(13,997)	(25,033)	(35,383)	(13,997)	(31,034)
(Loss) income before taxes	(6,171)	(297,711)	(27,661)	39,923	(297,711)	(60,678)
Income taxes	—	—	—	—	—	—
Net (loss) income	$(6,171)	$(297,711)	$(27,661)	$39,923	$(297,711)	$(60,678)
Basic net (loss) income per share	$(0.16)	$(8.01)	$(0.20)	$1.04	$(8.01)	$(0.44)
Diluted net (loss) income per share	$(0.16)	$(8.01)	$(0.20)	$0.97	$(8.01)	$(0.44)
Weighted average shares of common stock outstanding used to compute basic net (loss) income per share	39,515,292	37,159,600	138,848,177	38,545,882	37,159,600	138,848,177
Weighted average shares of common stock outstanding used to compute diluted net (loss) income per share	39,515,292	37,159,600	138,848,177	41,318,831	37,159,600	138,848,177

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited)

	Convertible				Additional					Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Shares	Amount	Interest	Deficit
Balance as of July 1, 2024 (Successor)	—	$—	39,122,238	$4	$399,557	$—	$(427,508)	—	$—	$—	$(27,947)
Net loss	—	—	—	—	—	—	(6,171)	—	—	—	(6,171)
Issuance of shares related to at-the-market offering, net	—	—	65,392	—	50	—	—	—	—	—	50
Issuance of common stock	—	—	400,000	—	384	—	—	—	—	—	384
Stock-based compensation expense	—	—	—	—	1,594	—	—	—	—	—	1,594
Balance as of September 30, 2024 (Successor)	—	$—	39,587,630	$4	$401,585	$—	$(433,679)	—	$—	$—	$(32,090)

Balance as of July 22, 2023 (Successor)	—	$—	37,159,600	$4	$377,498	$(60,710)	$(149,648)	—	$—	$—	$167,144
Net loss	—	—	—	—	—	—	(297,711)	—	—	—	(297,711)
Stock-based compensation expense	—	—	—	—	2,171	—	—	—	—	—	2,171
Balance as of September 30, 2023 (Successor)	—	$—	37,159,600	$4	$379,669	$(60,710)	$(447,359)	—	$—	$—	$(128,396)

Balance as of July 1, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(507,856)	(22,821)	$(23)	$19,592	$(283,889)
Net loss	—	—	—	—	—	—	(27,661)	—	—	—	(27,661)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	730	730
Balance as of July 21, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(535,517)	(22,821)	$(23)	$20,322	$(310,820)

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited) (Continued)

	Convertible				Additional					Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Shares	Amount	Interest	Deficit
Balance as of January 1, 2024 (Successor)	—	$—	37,159,600	$4	$381,264	$(60,710)	$(473,602)	—	$—	$—	$(153,044)
Net income	—	—	—	—	—	—	39,923	—	—	—	39,923
Termination of Forward Purchase Agreements	—	—	—	—	—	60,710	—	—	—	—	60,710
Issuance of shares related to cashless warrant exercises	—	—	1,962,638	—	14,979	—	—	—	—	—	14,979
Issuance of shares related to at-the-market offering, net	—	—	65,392	—	50	—	—	—	—	—	50
Issuance of common stock	—	—	400,000	—	384	—	—	—	—	—	384
Stock-based compensation expense	—	—	—	—	4,908	—	—	—	—	—	4,908
Balance as of September 30, 2024 (Successor)	—	$—	39,587,630	$4	$401,585	$—	$(433,679)	—	$—	$ =	$(32,090)

Balance as of July 22, 2023 (Successor)	—	$—	37,159,600	$4	$377,498	$(60,710)	$(149,648)	—	$—	$—	$167,144
Net loss	—	—	—	—	—	—	(297,711)	—	—	—	(297,711)
Stock-based compensation expense	—	—	—	—	2,171	—	—	—	—	—	2,171
Balance as of September 30, 2023 (Successor)	—	$—	37,159,600	$4	$379,669	$(60,710)	$(447,359)	—	$—	$—	$(128,396)

Balance as of January 1, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(474,839)	(22,821)	$(23)	$17,087	$(270,413)
Net loss	—	—	—	—	—	—	(60,678)	—	—	—	(60,678)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	3,235	3,235
Debt extinguishment due to warrant modification	—	—	—	—	17,036	—	—	—	—	—	17,036
Balance as of July 21, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(535,517)	(22,821)	$(23)	$20,322	$(310,820)

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data) (Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
	Successor	Successor July 22 to September 30	Predecessor January 1 to July 21
Cash flows from operating activities:
Net income (loss)	$39,923	$(297,711)	$(60,678)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	74	21	54
Stock-based compensation expense	4,908	2,171	3,235
Write-off of acquired in-process research and development	—	348,000	—
Change in fair value of convertible notes	170	—	19,359
Change in fair value of warrants	15,376	(1,593)	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	19,931	15,776	11,789
Change in fair value of contingent consideration	(97,464)	(75,939)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(770)	(363)	36
Accounts payable	1,242	(3,716)	(248)
Accrued expenses and other liabilities	(3,181)	(1,701)	4,736
Other assets and liabilities	120	(6)	(28)
Net cash used in operating activities	(19,671)	(15,061)	(21,745)
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes	15,000	—	14,000
Proceeds from issuance of at-the-market shares	50	—	—
Net cash provided by financing activities	15,050	—	14,000
Net decrease in cash	(4,621)	(15,061)	(7,745)
Cash and cash equivalents at beginning of period	5,158	31,238	9,746
Cash and cash equivalents at end of period	$537	$16,177	$2,001

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of September 30, 2024, the Company reported cash and cash equivalents of $0.5 million and an accumulated deficit of $433.7 million. The Company expects to incur losses and use cash in its operations for the foreseeable future.

On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company originally intended to pursue submission of an Original BLA seeking one or more potential therapeutic indications for ABP-450. However, in May 2024, the Company announced the discontinuation of its Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures. On July 9, 2024, the Company announced a strategic reprioritization to pursue a Section 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product. The Company held an initial meeting with the FDA in the third quarter of 2024 during which it aligned with the FDA on next steps to develop a Botox biosimilar. The Company anticipates commencing comparative analytic studies in the fourth quarter of 2024 and preparing for a potential Biosimilar Biological Product Development (“BPD”) meeting with the FDA in 2025 to review the results from the studies.

On August 14, 2024, the Company entered into an “at-the-market” sales agreement with Leerink Partners LLC (“Leerink Partners”) relating to an at-the-market offering program (the “ATM”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock, registered pursuant to a shelf registration statement on Form S-3 that the Securities and Exchange Commission (the “SEC”) declared effective on August 21, 2024, having aggregate gross proceeds of up to

$50.0 million through Leerink Partners as sales agent. As of September 30, 2024, the Company issued 65,392 shares under the ATM for net proceeds of $50 thousand and approximately $49.9 million of common stock remained available to be sold under the ATM. See Note 8 Common Stock for additional information.

The commencement of studies, preparation for the potential BPD meeting and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders. The Company is actively attempting to secure additional capital to fund its operations. However, there can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all. As a result of these conditions, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that these condensed consolidated financial statements are issued.

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

Unless the context otherwise requires, the “Company,” for periods prior to the Closing, refers to Old AEON, AEON Biopharma Sub, Inc. (“Predecessor”), and for the periods after the Closing, refers to AEON Biopharma, Inc., including AEON Biopharma Sub, Inc. (“Successor”). As a result of the Merger, the results of operations, financial position and cash flows of the Predecessor and Successor are not directly comparable. AEON Biopharma Sub, Inc. was deemed to be the predecessor entity. Accordingly, the historical financial statements of AEON Biopharma Sub, Inc. became the historical financial statements of the combined Company, upon the consummation of the Merger. As a result, the financial statements included in this report reflect (i) the historical operating results of AEON Biopharma Sub, Inc. prior to the Merger and (ii) the combined results of the Company, including AEON Biopharma Sub, Inc., following the Closing. The accompanying financial statements include Predecessor periods from January 1, 2023 to July 21, 2023 and July 1, 2023 to July 21, 2023, and Successor periods for the period from July 22, 2023 to September 30, 2023, and the three and nine months ended September 30, 2024. A black line between the Successor and Predecessor periods has been placed in the condensed consolidated financial statements and in the tables to the notes to the condensed consolidated financial statements to highlight the lack of comparability between these two periods.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheets as of September 30, 2024 (Successor), the condensed consolidated statements of operations and comprehensive (loss) income and stockholders’ deficit for the three and nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor), July 1, 2023 to July 21, 2023

(Predecessor) and July 22, 2023 to September 30, 2023 (Successor), and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) and the related note disclosures are unaudited. The balance sheet information as of December 31, 2023 (Successor) is derived from the Successor’s audited financial statements. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, on a basis consistent with the audited financial statements and reflect all adjustments which only include normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2024 (Successor) and its results of operations and comprehensive (loss) income and cash flows for the three and nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor), July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor). The results for the three and nine months ended September 30, 2024 (Successor) are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim period.

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

As of September 30, 2024 and December 31, 2023, the Company operates and manages its business as one operating and reportable segment.

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

Property and equipment, net, as of September 30, 2024 and December 31, 2023 (unaudited) are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Furniture and fixtures	$199	$199
Equipment	237	237
Leasehold improvements	66	66
Property and equipment	502	502
Accumulated depreciation	(244)	(170)
Property and equipment, net	$258	$332

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Legal expenses	$1,779	$1,867
Excise tax liability	569	569
Operating lease liability - short term portion	128	278
Daewoong vial usage	444	33
Remaining other accrued expenses	240	843
Total other accrued expenses	$3,160	$3,590

Convertible Notes

The Company elected to account for its convertible promissory notes at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the condensed consolidated statements of operations and comprehensive (loss) income or as a component of other comprehensive (loss) income for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred. The Predecessor convertible promissory notes were converted into shares of the Company’s common stock at the Closing.

Contingent Consideration (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms (as further defined in Note 6 Fair Value Measurements) and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and Derivatives and Hedging (“ASC 815”). The Contingent Consideration Shares are classified as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive (loss) income.

Forward Purchase Agreements (Successor)

Based on the applicable guidance in ASC 480, ASC 815, Equity (“ASC 505”) and Staff Accounting Bulletin Topic 4.E, Receivables from Sale of Stock (“SAB 4E”), the Company had determined that each of its forward purchase agreements entered in connection with the Merger was a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which were bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value each reporting period. For more information, see Note 3 Forward Merger. Subsequent changes in the bifurcated derivatives were recorded in the Successor’s condensed consolidated statements of operations and comprehensive (loss) income. The forward purchase agreements were terminated in March 2024, and the loss related to the termination was recorded to the condensed consolidated statement of operations and comprehensive (loss) income.

Warrants (Successor)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability and measured at their fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized in the Successor’s condensed consolidated statements of operations and comprehensive (loss) income.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs associated with clinical studies including clinical trial design, clinical site reimbursement, data management, travel expenses and the cost of products used for clinical trials and internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs. Additionally, research and development expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses and an allocation of facility overhead expenses. Costs incurred in obtaining technology licenses are charged to acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The acquired IPR&D at the Closing was written off to the Successor’s consolidated income statement for the period ended September 30, 2023.

The Company accrues the expenses for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services. Payments made to outside service providers in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. There have been no material adjustments to the Company’s estimates for clinical trial expenses through September 30, 2024 (Successor) and December 31, 2023 (Successor).

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

The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital or noncontrolling interest in the condensed consolidated balance sheets and in selling, general and administrative or research and development expenses in the condensed consolidated statements of operations and comprehensive (loss) income. All stock-based compensation costs are recorded in the condensed consolidated statements of operations and comprehensive (loss) income based upon the underlying employee’s role within the Company.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Any accrued interest and penalties related to uncertain tax positions will be reflected as a liability in the condensed consolidated balance sheets.

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

Since the Company was in a loss position for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 1, 2023 to July 21, 2023 (Predecessor), July 22, 2023 to September 30, 2023 (Successor), and the three months ended September 30, 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive shares of common stock was anti-dilutive. For the nine months ended September 30, 2024 (Successor), dilutive options of 1,924,428 and restrict stock units of 848,521 were included in the calculation for diluted net income per share.

Basic and diluted net loss per share for the Predecessor periods from January 1, 2023 to July 21, 2023 and July, 1, 2023 to July 21, 2023 were calculated as follows (in thousands, except share and per share amounts) (unaudited):

Period from January 1, 2023 to July 21, 2023 (Predecessor)
Net loss	$(60,678)
Weighted average shares of common stock outstanding, basic and diluted	138,848,177
Net loss per share, basic and diluted	$(0.44)

Period from July 1, 2023 to July 21, 2023 (Predecessor)
Net loss	$(27,661)
Weighted average shares of common stock outstanding, basic and diluted	138,848,177
Net loss per share, basic and diluted	$(0.20)

Basic and diluted net (loss) income per share for the Successor periods from July 22, 2023 to September 30, 2023, and the three and nine months ended September 30, 2024 were calculated as follows (in thousands, except share and per share amounts) (unaudited):

Period from July 22, 2023 to September 30, 2023 (Successor)
Net loss	$(297,711)
Weighted average shares of common stock outstanding, basic and diluted	37,159,600
Net loss per share, basic and diluted	$(8.01)

Three months ended September 30, 2024 (Successor)
Net loss	$(6,171)
Weighted average shares of common stock outstanding, basic and diluted	39,515,292
Net loss per share, basic and diluted	$(0.16)

Nine months ended September 30, 2024 (Successor)
Net income	$39,923
Weighted average shares of common stock outstanding, basic	38,545,882
Net income per share, basic	$1.04
Weighted average shares of common stock outstanding, diluted	41,318,831
Net income per share, diluted	$0.97

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive impact (unaudited):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023		2024	2023
	Successor	Successor July 22 to September 30	Predecessor July 1 to July 21	Successor	Successor July 22 to September 30	Predecessor July 1 to July 21
Warrants	3,988,952	14,479,999	14,479,999	3,988,952	14,479,999	14,479,999
Contingent consideration	16,000,000	16,000,000	16,000,000	16,000,000	16,000,000	16,000,000
Contingent founder shares	3,450,000	3,450,000	3,450,000	3,450,000	3,450,000	3,450,000
Common stock options and restricted stock units	8,966,962	4,888,537	4,888,537	6,194,013	4,888,537	4,888,537
	32,405,914	38,818,536	38,818,536	29,632,965	38,818,536	38,818,536

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

Other recent accounting pronouncements issued by the FASB, the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s financial position, results of operations or cash flows.

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

At the effective time of the Merger (the “Effective Time”), each outstanding share of Old AEON common stock (on an as-converted basis after taking into effect the conversion of the outstanding warrants of Old AEON exercisable for shares of Old AEON preferred stock, the conversion of the shares of Old AEON preferred stock into Old AEON common stock in accordance with the governing documents of Old AEON as of the Effective Time, the conversion of the outstanding convertible notes of Old AEON into Old AEON common stock in accordance with the terms of such convertible notes and after giving effect to the issuance of Old AEON common stock in connection with the merger of ABP Sub, Inc. with and into Old AEON) issued and outstanding immediately prior to the Effective Time converted into the right to receive approximately 2.328 shares of the Company’s common stock and the right to receive a pro-rata portion of the contingent consideration. In addition, each share of Priveterra Class B common stock (“Founder Shares”), par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time converted into one share of common stock totaling 6,900,000 shares of common stock (of which 3,450,000 Founder Shares are subject to certain vesting and forfeiture conditions).

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

Costs incurred in obtaining technology licenses are charged to research and development expense as IPR&D if the technology licensed has not reached technological feasibility and has no alternative future use. The acquired IPR&D of $348.0 million at the Closing was written off to the Successor’s consolidated statement of operations for the period ended September 30, 2023. To estimate the value of the acquired IPR&D, the Company used a Multi-Period Excess Earnings Method under the Income Approach. The determination of the fair value requires management to make significant estimates including, but not limited to, the discount rate used, the total addressable market for each potential drug, market penetration assumptions, and the estimated timing of commercialization of the drugs. Changes in these assumptions could have a significant impact on the fair value of the IPR&D. The significant assumptions used in determining IPR&D was the discount rate of 25%, implied internal rate of return of 24.8% and long-term growth rate of 4%.

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

		Shares of common stock	Common stock amount	Subscription Receivable	APIC	Accumulated Deficit

Priveterra closing equity as of July 21, 2023		557,160	$—	$—	$5,937	$(12,897)
Shares issued as Consideration in the Merger	Note 1	16,500,000	2	—	192,189	—
Merger Consideration - Shares issued for Interim Convertible Notes related to Committed Financing	Note 5	2,226,182	—	—	24,132	—
Stock-Compensation for Class B Founder Shares	Note 3	6,900,000	1	—	68,972	(68,972)
Forward Purchase Agreements	Note 6	6,275,000	1	(60,710)	66,714	(38,255)
Issuance of Make-Whole derivative	Note 6	—	—	—	—	(427)
Shares issued in New Money PIPE Subscription Agreements	Note 6	1,001,000	—	—	10,844	(6,433)
Shares issued for Committed Financing	Note 6	3,571,429	—	—	38,714	(13,714)
Contingent Founder Shares	Note 6	—	—	—	(31,401)	—
Loss on Consolidation of VIE	Note 3	—	—	—	—	(7,553)
Other Miscellaneous		128,829	—	—	1,397	(1,397)
Total		37,159,600	$4	$(60,710)	$377,498	$(149,648)

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

Note 4.    Related Party Transactions (Predecessor)

2019 Debt Financings

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor recognized $0.9 million and $1.6 million, respectively, of expense related to the increase in the fair value of the 2019 Convertible Notes. The 2019 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and were recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3 Forward Merger).

SCH Convertible Note

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor recognized $2.1 million and $4.2 million, respectively, of expense related to the increase in the fair value of the SCH Convertible Note. The SCH Convertible Note was converted into shares of the Successor’s common stock at the Closing and was recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3 Forward Merger).

A1 Convertible Notes

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor recognized $1.8 million and $3.0 million, respectively, of expense related to the increase in the fair value of the 2021 A1 Convertible Notes; $2.5 million and $4.2 million, respectively, of expense related to the increase in the fair value of the 2022 A1 Convertible Notes; $10.2 million and $10.1 million, respectively, of expense related to the increase in the fair value of the March 2023 A1 Convertible Notes. All of the A1 Convertible Notes were converted into shares of the Successor’s common stock and was recorded “on the line” at the Closing (see Note 3 Forward Merger).

Note 5.    Daewoong Convertible Notes

During the periods from July 1, 2023 to July 21, 2023 (Predecessor) and January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor recognized $1.4 million and $3.7 million, respectively, of income related to the decrease in the fair value of the Daewoong Convertible Notes. The Daewoong Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

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

During the three and nine months ended September 30, 2024 (Successor), the Company recognized $1.9 million and $0.2 million, respectively, of expense related to the increase in the fair value of the 2024 Daewoong Convertible Note. As of September 30, 2024, the principal amount outstanding under the 2024 Daewoong Convertible Note was $15.0 million, with an estimated fair value of $15.2 million.

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

During the three and nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor), July 1, 2023 to July 21, 2023 (Predecessor), the Company recognized $1.9 million, $0.2 million, $19.4 million and $13.2 million, respectively, of expense related to the increase in the fair value of the convertible notes. As of September 30, 2024 (Successor) and December 31, 2023 (Successor), the principal amount outstanding under the convertible notes was $15.0 million and

$0, respectively, with an estimated fair value of $15.2 million and $0, respectively. The convertible notes outstanding prior to the Closing were converted into shares of the Successor’s common stock at the Closing. For more information on convertible notes, see Note 4 Related Party Transactions (Predecessor) and Note 5 Daewoong Convertible Notes.

The fair value of the convertible notes was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various qualified financings, corporate transaction and dissolution scenarios. The significant unobservable input assumptions that can significantly change the fair value included (i) the weighted average cost of capital, (ii) the timing of payments, (iii) the discount for lack of marketability, and (iv) the probability of certain corporate scenarios. During the three and nine months ended September 30, 2024 (Successor), and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 1, 2023 to July 21, 2023 (Predecessor), the Company utilized discount rates ranging from 15% to 60%, respectively, reflecting changes in the Successor’s and Predecessor’s risk profile, time-to-maturity probability, and key terms when modified to the convertible notes.

As of the Closing, the fair value of the Predecessor convertible notes immediately prior to their conversion was based on the fair value of the Company’s shares to be received by the holders using the market price of the shares at Closing.

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

On July 21, 2023, the Company was obligated to pay each Seller separately the Prepayment Amount required under its respective Forward Purchase Agreement, except that since the Prepayment Amount payable to a Seller was to be paid from the purchase of the Additional Shares by such Seller pursuant to the terms of its respective FPA Funding Amount PIPE Subscription Agreement, such amount was netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller were to be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. Therefore, the aggregate Prepayment Amount of $66.7 million was netted against the proceeds paid from the purchase of the Additional Shares in the aggregate by the Sellers pursuant to the FPA Funding Amount PIPE Subscription Agreements. The Company did not have access to the Prepayment Amount immediately following the Closing and, pursuant to the termination of the Forward Purchase Agreements as described below related to the FPA termination, the Sellers will retain the Prepayment Amount in full, which may adversely affect our liquidity and capital needs. The Prepayment Amount of $66.7 million was recorded at its present value of $60.7 million as Subscription Receivables, which reduced stockholders’ deficit on the Successor’s condensed consolidated balance sheet at September 30, 2023. The $6 million difference between the subscription receivables and the present value of the subscription receivables at Closing was recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 3 Forward Merger). For the period from July 22, 2023 to September 30, 2023 (Successor), the Company recorded expense of $15.5 million related to the increase in fair value of the derivatives to the Successor’s condensed consolidated statement of operations and comprehensive (loss) income.

The Company utilized the Monte-Carlo valuation model using expected volatility of 67.0% and risk-free rate of 5.11% and expected life of 1.81 years. As of December 31, 2023 (Successor), the fair value of the FPA was $40.3 million, which was included within embedded forward purchase agreements and derivative liabilities on the condensed consolidated balance sheet.

Termination of Forward Purchase Agreements

On March 18, 2024, the Company and ACM ARRT J LLC (“ACM”) entered into a termination agreement (the “ACM Termination Agreement”) terminating that certain Forward Purchase Agreement, dated June 29, 2023, by and among the Company and ACM (the “ACM FPA”). The ACM Termination Agreement provides that (i) ACM will retain 3,100,000 previously issued shares of common stock held by ACM pursuant to the ACM FPA and its respective subscription agreement (the “ACM Retained Shares”) and (ii) the Company will be subject to up to $1,500,000 in liquidated damages if it fails to meet certain registration requirements for the ACM Retained Shares, subject to certain conditions set forth in the ACM Termination Agreement. In the first quarter of 2024, the Company recorded the potential $1.5 million as a liability to the condensed consolidated balance sheet. However, since ACM elected to remove its respective shares from the registration statement, the Company released the liability from the condensed consolidated balance sheet in the second quarter of 2024. ACM did not pay any cash to the Company for the ACM Retained Shares and retained all portions of the Prepayment Amount associated with the ACM Retained Shares.

On March 18, 2024, the Company and Polar entered into a termination agreement (the “Polar Termination Agreement”) terminating that certain Forward Purchase Agreement, dated June 29, 2023, by and among the Company and Polar (the “Polar FPA”). The Polar Termination Agreement provides that (i) Polar will retain 3,175,000 previously issued shares of common stock held by Polar pursuant to the Polar FPA and its respective subscription agreement (the “Polar Retained Shares”) and (ii) the Company will be subject to up to $1,500,000 in liquidated damages if it fails to meet certain registration requirements for the Polar Retained Shares, subject to certain conditions set forth in the Polar Termination Agreement. In the first quarter of 2024, the Company recorded the potential $1.5 million as a liability to the condensed consolidated balance sheet. However, since Polar elected to remove its respective shares from the registration statement, the Company released the liability from the condensed consolidated balance sheet in the second quarter of 2024. Polar did not pay any cash to the Company for the Polar Retained Shares and retained all portions of the Prepayment Amount associated with the Polar Retained Shares.

As a result of the ACM Termination Agreement and Polar Termination Agreement, the Company recorded a charge to the condensed consolidated statement of operations of $0 and $20.3 million during the three and nine months ended September 30, 2024, respectively, to reverse the related subscription receivable and derivative liability on the accompanying condensed consolidated balance sheet.

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

New Money PIPE Subscription Agreements and Letter Agreements

As of September 30, 2024 (Successor) and December 31, 2023 (Successor), the make-whole provision derivative liability was $0.3 million and $0.7 million, respectively, included in the embedded forward purchase agreements and derivative liabilities on the Successor’s condensed consolidated balance sheets. For the three and nine months ended September 30, 2024 (Successor), and for the period from July 22, 2023 to September 30, 2023 (Successor), the Company recorded income (expense) related to the change in fair value of the make-whole provision derivative liability of $0.1 million, $0.4 million and $(0.3) million, respectively.

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

The Company classifies the Contingent Consideration Shares as a liability on the Successor’s condensed consolidated balance sheets and remeasures at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive (loss) income.

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. As of September 30, 2024 (Successor) and December 31, 2023 (Successor), the contingent consideration liability was $6.9 million and $104.4 million, respectively.

For the three and nine months ended September 30, 2024 (Successor), and the period from July 22, 2023 to September 30, 2023 (Successor), the Company recognized income related to the change in fair value of contingent consideration of $0, $97.5 million and $75.9 million, respectively, on the Successor’s condensed consolidated statements of operations and comprehensive (loss) income, and relates to the change in probabilities of achieving certain scenarios following the clinical results released in the second quarter of 2024 and changes in the Company’s stock price during the period.

Warrants (Successor)

Upon the Closing, 14,479,999 warrants were outstanding, which were initially issued by Priveterra in February 2021, consisting of 9,200,000 public warrants sold in Priveterra’s initial public offering and 5,279,999 warrants issued in a concurrent private placement. The terms of the warrants are governed by a Warrant Agreement dated February 8, 2021 between the Company (then known as Priveterra Acquisition Corp.) and Continental Stock Transfer & Trust Company (the “Warrant Agreement”).

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

During the three and nine months ended September 30, 2024 (Successor), an aggregate of 0 warrants and 10,283,637 warrants, respectively, were exercised on a cashless basis for 0 shares and 1,962,638 shares of common stock, respectively, with an impact to additional paid in capital of $0 and $15.0 million, respectively. Additionally, the Company paid $21 thousand in April 2024 related to the cancellation of the remaining 207,410 public warrants on the redemption date.

A summary of activity of the Company’s issued and outstanding public warrants for the nine months ended September 30, 2024 (Successor) is as follows (unaudited):

	Public	Private	Total

Issued and Outstanding, January 1, 2024	9,200,000	5,279,999	14,479,999
Number of warrants exercised	(8,992,590)	(1,291,047)	(10,283,637)
Number of warrants cancelled	(207,410)	-	(207,410)
Issued and Outstanding, September 30, 2024	-	3,988,952	3,988,952

The warrants are accounted for as a liability at the Closing with changes in the fair value recorded to the Successor’s condensed consolidated statement of operations. The Company utilized the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the Company’s stock price, expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected remaining life. The fair value of the warrant liability was $1.8 million and $1.4 million as of September 30, 2024 (Successor) and December 31, 2023 (Successor), respectively. For the three and nine months ended September 30, 2024 (Successor) and the period from July 22, 2023 to September 30, 2023 (Successor), the expense (income) from the change in fair value of warrants was $0.4 million, $15.4 million and $(1.6) million, respectively.

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

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands, unaudited):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Embedded Forward Purchase Agreement and Make Whole Derivative
	(Level 3)	(Level 3)	(Level 3)	(Level 3)
Successor
Balance, January 1, 2024	$-	$1,447	$104,350	$41,043
Issuance of convertible notes	15,000	-	-	-
Change in fair value	170	15,376	(97,464)	(399)
Warrant cashless exercise	-	(14,979)	-	-
Termination of forward purchase agreements	-	-	-	(40,380)
Balance, September 30, 2024	$15,170	$1,844	$6,886	$264

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

The following table summarizes supplemental balance sheet information related to the operating lease as of September 30, 2024 (in thousands, unaudited):

Minimum lease payments by fiscal year
2024 (remaining)	$80
2025	175
2026	297
2027	307
2028	318
Thereafter	328
Total future minimum lease payments	1,505
Less: Imputed interest	(173)
Present value of lease payments	1,332
Less: Current portion (included in other accrued expenses)	(128)
Noncurrent operating lease liability	$1,204
Operating lease right-of-use asset	$1,346
Remaining lease term in years	5.3
Discount rate	4.3%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the three and nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor), July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) (in thousands) (unaudited).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023		2024	2023
	Successor	Successor July 22 to September 30	Predecessor July 1 to July 21	Successor	Successor July 22 to September 30	Predecessor January 1 to July 22
Cost of operating leases	$72	$53	$16	$188	$53	$153
Cash paid for operating leases	80	51	26	239	51	180

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

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million. Odeon claims that it served as the underwriter for Priveterra Acquisition Corp., the special purpose acquisition company with which Old AEON merged with and into in July 2023. Odeon seeks monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts. On November 16, 2023, the Company filed a successful motion to dismiss certain claims included in Odeon’s complaint.

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

Note 8.    Common Stock

The Successor’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 500,000,000 shares of common stock at a par value of $0.0001 per share. As of September 30, 2024 (Successor), 39,587,630 shares were issued and outstanding. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of September 30, 2024 (Successor), no cash dividend has been declared to date. Each share of common stock is entitled to one vote. Refer to Note 3 Forward Merger for more information on the number of shares of common stock outstanding immediately following the Merger.

Common Stock Reserved

The table below summarizes the Company’s reserved common stock for further issuance as of September 30, 2024 (Successor) and December 31, 2023 (Successor):

	September 30,	December 31,
	2024	2023
	(unaudited)
Stock options issued and outstanding	7,123,687	3,846,972
Restricted stock units (unvested)	1,843,275	1,012,994
Shares available for future issuance under the stock incentive plan	1,858,774	3,536,710
Warrants	3,988,952	14,479,999
Contingent consideration	16,000,000	16,000,000
Total common stock reserved	30,814,688	38,876,675

ATM Offering of Common Stock

On August 14, 2024, the Company entered into an “at-the-market” sales agreement with Leerink Partners LLC (“Leerink Partners”) relating to an at-the-market offering program (the “ATM”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock, registered pursuant to a shelf registration statement on Form S-3 that the Securities and Exchange Commission (the “SEC”) declared effective on August 21, 2024, having aggregate gross proceeds of up to $50.0 million through Leerink Partners as sales agent. Under the ATM, the Leerink Partners is entitled to commission at a rate equal to 3.0% of the gross proceeds from sales of shares of common stock under the ATM. As of September 30, 2024, the Company issued 65,392 shares under the ATM for net proceeds of $50 thousand and approximately $49.9 million of common stock remained available to be sold under the ATM. The Company may cancel its at-the-market program at any time upon prior notice, pursuant to its terms.

2023 Employee Stock Purchase Plan (“ESPP”)

The 2023 Employee Stock Purchase Plan assists eligible employees in acquiring a stock ownership interest of the Company’s common stock in consideration of the participating employees’ continued services. Eligible employers will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 488,146 shares initially reserved for issuance under the 2023 ESPP, which shall automatically increase on January 1 of each calendar year beginning and including January 1, 2024 and ending on and including January 1, 2033, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on January 1 of the year in which such increase is to occur, or (ii) such smaller number of shares of common stock as may be established by the Board of Directors. As of September 30, 2024, there were 908,342 shares available for issuance. There have been no shares issued under the 2023 ESPP.

Note 9.    Share-based Compensation

Stock Incentive Plans

2019 Incentive Award Plan

In June 2019, ABP Sub Inc., the Predecessor’s wholly-owned subsidiary, established its 2019 Incentive Award Plan (the “2019 Incentive Award Plan”), as amended from time to time, that provides for the granting of incentive and nonqualified stock options, restricted stock units (“RSU”), restricted stock and stock appreciation rights to its employees, members of the Board of Directors and non-employee consultants. The 2019 Incentive Award Plan provides for stock options to be granted with exercise prices not less than the estimated fair value of the Predecessor’s common stock, and incentive options to be granted to individuals owning more than 10% of the total combined voting power of all classes of stock of the Predecessor with exercise prices not less than 110% of the estimated fair value of the Predecessor’s common stock on the date of grant. Stock options granted generally expire ten years after their original date of grant and generally vest between three years to four years with 25% vesting on the first anniversary of the date of grant and then monthly vesting after that. Stock options granted to a 10% stockholder are exercisable up to five years from the date of grant. Restricted stock awards granted generally become fully vested between one to three years.

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

At the Closing, ABP granted options to purchase a total of 45,130 ABP Sub options which converted into options to purchase 3,515,219 shares of the Company’s common stock, and a total of 15,059 RSU awards, which converted into RSU awards covering 1,169,366 shares of the Company’s common stock. Of such RSU awards, 127,801 RSUs had accelerated vesting concurrently with the Merger. As such, the Company included an additional $1.8 million in purchase consideration (see Note 3 Forward Merger for additional information). Additionally, of such RSU awards, 466,468 RSUs contained performance-based vesting criteria based on the achievement of the same milestones as the contingent consideration (see Note 6 Fair Value Measurements for additional information). As of September 30, 2023, milestones 1 and 2 were determined to be probable, and the Company began expensing the proportionate RSUs over the vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone. For the three and nine months ended September 30, 2024 (Successor), and the period from July 22, 2023 to September 30, 2023 (Successor), the Company recognized $0.1 million, $0.5 million and $0.2 million, respectively, of such RSU with earnout vesting criteria, $0.1 million, $0.5 million and $0.2 million, respectively, in selling, general and administrative expenses and a de minimus amount in research and development expenses associated with such performance-based RSUs in the Successor’s condensed consolidated statement of operations.

The following table summarizes stock option activity under 2019 Incentive Award Plan (unaudited):

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Successor
Outstanding, January 1, 2024	3,515,219	$10.00
Options granted	—	—
Options forfeited	(63,748)	$10.00
Outstanding, September 30, 2024	3,451,471	$10.00
Exercisable, September 30, 2024	2,815,063	$10.00

There were no options granted in the 2019 Incentive Plan during 2023, and no options will be granted from this plan after the Closing.

As of September 30, 2024 (Successor) and December 31, 2023 (Successor), the weighted average remaining contractual life of options outstanding and options exercisable was 6.3 years and 7.1 years, respectively.

During the three and nine months ended September 30, 2024 (Successor), and the periods from January 1, 2023 to July 21, 2023 (Predecessor), July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), the Company recognized $0.7 million, $2.3 million, $2.7 million, $0.2 million and $1.6 million, respectively, of share-based compensation expense related to stock options granted.

As of September 30, 2024 (Successor) and December 31, 2023 (Successor), total unrecognized compensation expense related to nonvested stock options was $2.5 million and $4.9 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 5 months and 10 months, respectively.

The following table summarizes restricted stock units activity under the 2019 Incentive Award Plan (unaudited):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Successor
Outstanding, January 1, 2024	1,012,994	$10.84
Granted	—	—
Vested	(160,063)	$10.84
Forfeited	(32,679)	$10.84
Outstanding, September 30, 2024	820,252	$10.84

During the three and nine months ended September 30, 2024 (Successor), and the periods from January 1, 2023 to July 21, 2023 (Predecessor), July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), the Company recognized $0.5 million, $1.6 million, $0.5 million, $0.1 million and $0.4 million, respectively, of share-based compensation expense related to restricted stock units granted.

As of September 30, 2024 (Successor), total unrecognized compensation expense related to nonvested restricted stock units was $7.4 million, of which $4.1 million was related to the earnout vesting criteria, and the remaining $3.3 million is expected to be recognized over the weighted-average remaining requisite service period of 24 months. The unrecognized compensation expense with the earnout criteria will be recognized when the milestones are determined to be probable over the RSU’s vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone.

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

The initial aggregate number of shares of the Company’s common stock available for issuance under the 2023 Plan is equal to (a) 3,839,892 shares of common stock and (b) any shares which, as of the effective date of the 2023 Plan, are subject to an award outstanding under the ABP 2019 Plan (each, a “Prior Plan Award”), and which, on or following the effective date of the 2023 Plan, become available for issuance under the 2023 Plan as provided in the 2023 Plan. In addition, the number of shares of common stock available for issuance under the 2023 Plan will be annually increased on January 1 of each calendar year beginning in 2024 and ending in 2033 by an amount equal to the lesser of (i) 4% of the number of fully-diluted number of shares outstanding on the final day of the immediately preceding calendar year or (ii) such other number of shares as is determined by the Board. Any shares issued pursuant to the 2023 Plan may consist, in whole or in part, of authorized and unissued common stock, treasury common stock or common stock purchased on the open market. As of September 30, 2024, there were 950,433 shares of common stock available for issuance under the 2023 Plan.

The following table summarizes stock options activity under the 2023 Incentive Award Plan (unaudited):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2024	331,753	$5.47
Options granted	3,428,692	3.36
Options forfeited	(88,229)	11.26
Outstanding, September 30, 2024	3,672,216	$3.36
Exercisable, September 30, 2024	254,238	$2.70

The weighted average fair value of options granted as of September 30, 2024 (Successor) and December 31, 2023 (Successor) was $2.00 and $3.18, respectively. The weighted average remaining contractual life of options outstanding and options exercisable as of September 30, 2024 (Successor) and December 31, 2023 (Successor) was 9.7 years and 9.6 years, respectively. During the three and nine months ended September 30, 2024 (Successor), and the period from July 22, 2023 to September 30, 2023 (Successor), the Company recognized $0.5 million, $1.0 million and $0.1 million, respectively, of share-based compensation expense related to stock options granted.

As of September 30, 2024 (Successor) and December 31, 2023 (Successor), total unrecognized compensation expense related to nonvested stock options was $5.9 million and $0.9 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 22 months and 35 months, respectively.

The following table summarizes restricted stock units activity under the 2023 Incentive Award Plan (unaudited):

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, January 1, 2024	—	—
Granted	1,023,023	$0.83
Vested	—	—
Forfeited	—	—
Outstanding, September 30, 2024	1,023,023	$0.83

During the three and nine months ended September 30, 2024 (Successor), the Company recognized $36 thousand of share-based compensation expense related to restricted stock units granted.

As of September 30, 2024 (Successor), total unrecognized compensation expense related to nonvested restricted stock units was $0.8 million, which is expected to be recognized over the weighted-average remaining requisite service period of 23 months.

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

During the three and nine months ended September 30, 2024 (Successor), and the periods from January 1, 2023 to July 21, 2023 (Predecessor), July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), the Company recognized $1.6 million, $4.9 million, $3.2 million, $0.7 million, and $2.2 million, respectively, of share-based compensation expense, of which $1.2 million, $3.7 million, $2.8 million, $0.6 million, and $1.8 million, respectively, were in selling, general and administrative expenses, and $0.4 million, $1.3 million, $0.4 million, $0.1 million and $0.4 million, respectively, were in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

The fair value of stock options under the 2019 and 2023 Stock Incentive Award Plan was estimated using the following assumptions:

Nine Months Ended
September 30,
	2024	2023

Expected volatility	47% – 87%	39% – 58%
Risk-free interest rate	3.7% – 4.3%	4.1% – 4.4%
Expected life (in years)	5.27 – 6.25	3.00 – 6.25
Expected dividend yield	—	—

Note 10.    Subsequent Events

The Company has further evaluated subsequent events for recognition and remeasurement purposes as of and for the three and nine months ended September 30, 2024. After review and evaluation, management has concluded that there were no material subsequent events as of the date that the financial statements were available to be issued.

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

We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on next steps to develop a Botox biosimilar. We anticipate commencing comparative analytic studies in the fourth quarter of 2024 and preparing for a potential Biosimilar Biological Product Development (“BPD”) meeting with the FDA in 2025 to review the results from the studies.

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

The FDA allowed our IND for ABP-450, which supports our clinical trials in cervical dystonia, to proceed in October 2020, and we began treating patients in our Phase 2 clinical study beginning in April 2021. We enrolled 59 patients in this randomized, double-blind, placebo-controlled study across approximately 20 study sites in the United States. Patients enrolled into the study received one of four different injection cycles, low dose of 150 units, mid-dose of 250 units, high dose of 350 units or placebo, with patients evenly split among the four arms. Topline data from the Phase 2 cervical dystonia study, released in September 2022, showed that ABP-450 met all primary endpoints and a number of other key secondary endpoints, supporting the further development of ABP-450 in reducing signs and symptoms associated with cervical dystonia. We may commence a Phase 3 study in cervical dystonia pending availability of capital resources, the results of the comparative analytical studies and discussions with the FDA in a Biological Product Development meeting.

We have never been profitable from operations and, as of September 30, 2024, we had an accumulated deficit of $433.7 million. We have never generated revenue from ABP-450. Losses from operations, excluding the impact of changes in fair value of the contingent consideration and write-off of IPR&D, were $4.0 million, $22.2 million, $29.6 million, $2.6 million and $11.7 million for the three and nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor), July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively.

Consolidated net (loss) income were $(6.2) million, $39.9 million, $(60.7) million, $(27.7) million and $(297.7) million for the three and nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor), July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively. As of September 30, 2024, we had $0.5 million in cash and cash equivalents. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we have sufficient cash to fund our operating plan into the fourth quarter of 2024. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Liquidity and Capital Resources and Going Concern

As disclosed further below in the section titled "Liquidity and Capital Resources", we have incurred operating losses and negative cash flows from operating activities since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2024 (Successor), we had reported cash and cash equivalents of $0.5 million and an accumulated deficit of $433.7 million. As a result of these conditions, management has concluded that substantial doubt about our ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that the financial statements included in this Report are issued. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure sources of financing and ultimately attain profitable operations.

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

The FPA Termination Agreement with ACM provides that (i) ACM will retain 3,100,000 previously issued Additional Shares held by ACM pursuant to its respective Forward Purchase Agreement and subscription agreement (the “ACM Retained Shares”) and (ii) we will be subject to up to $1.5 million in liquidated damages, subject to certain conditions set forth in ACM’s respective FPA Termination Agreement. The Termination Agreement with Polar provides that (i) Polar will retain 3,175,000 previously issued Additional Shares held by Polar pursuant to its respective Forward Purchase Agreement and subscription agreement (the “Polar Retained Shares”) and (ii) we will be subject to up to $1.5 million in liquidated damages, subject to certain conditions set forth in Polar’s respective FPA Termination Agreement. The potential aggregate liquidated damages of up to $3.0 million was accrued as a liability in the first quarter of 2024. However, since each FPA provider elected to remove its respective shares from the registration statement, the Company released the liability in the second quarter of 2024. We did not have access to the Prepayment Amount at any time following the Closing and, pursuant to the FPA Termination Agreements, ACM and Polar will retain the Prepayment Amount in full. The terminated access to the Prepayment Amount may adversely affect our liquidity and capital needs.

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

Acquired in-Process Research and Development

The Company records costs incurred in obtaining technology licenses to research and development expense as acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The acquired IPR&D recorded at the Closing was written off to the Successor’s consolidated statement of operations for the period ended September 30, 2023.

Change in Fair Value of Contingent Consideration

The Company determined that the Contingent Consideration Shares would be classified as a liability on the Successor’s condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s condensed consolidated statements of operations and comprehensive (loss) income.

Other Loss, Net

Other loss, net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible notes, forward purchase agreements, warrant liabilities, each described below, at each balance sheet date.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the condensed consolidated statement of operations and comprehensive (loss) income.

Loss on embedded forward purchase agreement and make whole derivative - the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which were bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. On the line describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor or the Successor as they are not directly attributable to either period but instead were contingent on the Merger. Subsequent changes in the bifurcated derivatives are recorded in the Successor’s condensed consolidated statements of operations and comprehensive (loss) income.

Change in fair value of warrants - Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the Successor’s condensed consolidated statements of operations and comprehensive (loss) income.

Income Tax

Our tax provision is comprised of federal and state income taxes. We currently record a full valuation allowance against our net deferred tax assets. We have provided for the tax effects of uncertain tax positions in our tax provision.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2024	2023		2024	2023
	Successor	Successor July 22 to September 30	Predecessor July 1 to July 21	Successor	Successor July 22 to September 30	Predecessor January 1 to July 21
Operating expenses:
Selling, general and administrative	$3,044	$5,265	$1,055	$11,014	$5,265	$9,841
Research and development	972	6,388	1,573	11,144	6,388	19,803
Acquired in-process research and development	—	348,000	—	—	348,000	—
Change in fair value of contingent consideration	—	(75,939)	—	(97,464)	(75,939)	—
Total operating costs and expenses	4,016	283,714	2,628	(75,306)	283,714	29,644
(Loss) income from operations	(4,016)	(283,714)	(2,628)	75,306	(283,714)	(29,644)
Other (loss) income:
Change in fair value of convertible notes	(1,878)	—	(13,249)	(170)	—	(19,359)
Change in fair value of warrants	(377)	1,593	—	(15,376)	1,593	—
Income (loss) on embedded forward purchase agreements and derivative liabilities, net	81	(15,776)	(11,789)	(19,931)	(15,776)	(11,789)
Other income, net	19	186	5	94	186	114
Total other loss, net	(2,155)	(13,997)	(25,033)	(35,383)	(13,997)	(31,034)
(Loss) income before taxes	(6,171)	(297,711)	(27,661)	39,923	(297,711)	(60,678)
Income taxes	—	—	—	—	—	—
Net (loss) income	$(6,171)	$(297,711)	$(27,661)	$39,923	$(297,711)	$(60,678)
Basic net (loss) income per share	$(0.16)	$(8.01)	$(0.20)	$1.04	$(8.01)	$(0.44)
Diluted net (loss) income per share	$(0.16)	$(8.01)	$(0.20)	$0.97	$(8.01)	$(0.44)
Weighted average shares of common stock outstanding used to compute basic net (loss) income per share	39,515,292	37,159,600	138,848,177	38,545,882	37,159,600	138,848,177
Weighted average shares of common stock outstanding used to compute diluted net (loss) income per share	39,515,292	37,159,600	138,848,177	41,318,831	37,159,600	138,848,177

Comparison of the three and nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor), July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor)

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $3.0 million for the three months ended September 30, 2024 (Successor), a decrease of $3.3 million, or 52%, compared to $1.1 million and $5.3 million for the periods from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively. The decrease in S&GA expenses was primarily attributable to a decrease of $1.8 million in legal expenses and professional fees related to the Merger in the prior year and a decrease of $1.3 million related to stock-based compensation expense related to the accelerated vesting and replacement award accounting in the prior year.

SG&A expenses were $11.0 million for the nine months ended September 30, 2024 (Successor), a decrease of $4.1 million, or 27%, compared to $9.8 million and $5.3 million for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively. The decrease in SG&A expenses was primarily attributable to a decrease of $3.4 million in legal expenses and professional fees related to the Merger in the prior year and a decrease of $1.0 million related to stock-based compensation expense related to the accelerated vesting and replacement award accounting in the prior year, offset by an increase of $0.5 million related to public company insurance for director and officers in the current year.

Research and Development (R&D) Expenses

R&D expenses were $1.0 million for the three months ended September 30, 2024 (Successor), a decrease of $7.0 million, or 88%, compared to $1.6 million and $6.4 million during the periods from July 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively. The decrease was primarily attributable to a $6.7 million decrease in R&D expenses due to wind down of Phase 2 clinical trials related to chronic and episodic migraine and cervical dystonia, and a decrease of $0.3 million related to headcount reduction to preserve cash.

R&D expenses were $11.1 million for the nine months ended September 30, 2024 (Successor), a decrease of $15.0 million, or 57%, compared to $19.8 million and $6.4 million during the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor), respectively. The decrease was primarily attributable to a $15.1 million decrease in R&D expenses due to wind down of Phase 2 clinical trials related to chronic and episodic migraine and cervical dystonia.

Change in Fair Value of Contingent Consideration (Successor)

The Company recognized a gain of $0, $97.5 million and $75.9 million related to the change in the fair value of the contingent consideration for the three and nine months ended September 30, 2024 (Successor) and period from July 22, 2023 to September 30, 2023 (Successor), respectively, related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares, which was primarily attributable to the change in probabilities of meeting milestones and fluctuations in stock price of the Company. See Note 6 Fair Value Measurements to the condensed consolidated financial statements for further discussion.

Other Loss, Net

Other loss, net was $2.2 million for the three months ended September 30, 2024 (Successor), which is mainly attributable to loss on fair value of convertible notes of $1.9 million due to changes in stock price and conversion probabilities of the Daewoong convertible notes, and loss on fair value of warrants of $0.4 million due to changes in stock price, volatility and risk-free rate; compared to loss of $25.0 million for the period from July 1, 2023 to July 21, 2023 (Predecessor), which is mainly attributed to change in fair value of Predecessor convertible notes of $13.2 million and loss on settlement of derivates of $11.8 million; and loss of $14.0 million for the period from July 22, 2023 to September 30, 2023 (Successor), which is mainly attributable to a loss of $15.8 million related to changes in fair value of forward purchase agreements and derivative liabilities, offset by a gain of $1.6 million related to changes in fair value of warrants.

Other loss, net was a loss of $35.4 million for the nine months ended September 30, 2024 (Successor), which is mainly attributable to a loss of $19.9 million on forward purchase agreements and derivative liabilities (Successor), mainly related to the termination of the forward purchase agreements of $20 million; loss of $15.4 million for change in fair value of warrants (Successor), mainly due to the decrease in the Company’s stock price and a decrease in the number of warrants outstanding due to the cashless warrant exercises and redemption of public warrants in the first half of fiscal year 2024; compared to loss of $31.0 million for the period from January 1, 2023 to July 21, 2023 (Predecessor), which is mainly attributed to change in fair value of Predecessor convertible notes of $19.4 million and loss on settlement of derivates of $11.8 million; and loss of $14.0 million for the period from July 22, 2023 to September 30, 2023 (Successor), which is mainly attributable to a loss of $15.8 million related to changes in fair value of forward purchase agreements and derivative liabilities, offset by a gain of $1.6 million related to changes in fair value of warrants.

Liquidity and Capital Resources

Our primary sources of capital have been debt financing (Predecessor) and equity financing (Successor). We have experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of September 30, 2024 (Successor), we had reported cash and cash equivalents of $0.5 million and an accumulated deficit of $433.7 million.

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

On March 18, 2024, we entered into separate FPA Termination Agreements with each of ACM and Polar terminating their respective Forward Purchase Agreements. The FPA Termination Agreement with ACM provides that (i) ACM will retain 3,100,000 previously issued Additional Shares held by ACM pursuant to its respective Forward Purchase Agreement and subscription agreement and (ii) we will be subject to up to $1.5 million in liquidated damages, subject to certain conditions set forth in ACM’s respective FPA Termination Agreement. The Termination Agreement with Polar provides that (i) Polar will retain 3,175,000 previously issued Additional Shares held by Polar pursuant to its respective Forward Purchase Agreement and subscription agreement and (ii) we will be subject to up to $1.5 million in liquidated damages, subject to certain conditions set forth in Polar’s respective FPA Termination Agreement. We did not have access to the Prepayment Amount at any time following the Closing and, pursuant to the FPA Termination Agreements, ACM and Polar will retain the Prepayment Amount in full. The potential aggregate liquidated damages of up to $3.0 million was accrued as a liability in the first quarter of 2024. However, since each FPA provider elected to remove its respective shares from the registration statement, the Company released the liability in the second quarter of 2024. The terminated access to the Prepayment Amount may adversely affect our liquidity and capital needs.

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

On July 9, 2024, we announced a strategic reprioritization to pursue a Section 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product. We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on next steps to develop a Botox biosimilar. We anticipate commencing comparative analytic studies in the fourth quarter of 2024 and preparing for a potential Biosimilar Biological Product Development (“BPD”) meeting with the FDA in 2025 to review the results from the studies. However, the commencement of studies, preparation for the potential BPD meeting and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders.

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

We may receive additional capital from the cash exercise of the Private Placement Warrants. However, the exercise price of our Private Placement Warrants is $11.50 per warrant and the last reported sales price of our common stock on November 11, 2024 was

$0.82. The likelihood that holders of the Private Placement Warrants will exercise their Private Placement Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our common stock after effectiveness of the registration statement related thereto registering the issuance of common stock underlying the Private Placement Warrants. If the trading price for our common stock does not maintain a price above $11.50 per share, we do not expect holders to exercise their Warrants for cash. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of the Private Placement Warrants when planning for our operational funding needs. The Private Placement Warrants may be exercised on a cashless basis at any time and we will not receive any proceeds from such exercise, even if the Private Placement Warrants are in-the-money.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 (Successor) was $19.7 million, consisting primarily of a net income of $39.9 million (Successor) and non-cash charges of $(57.0) million, consisting primarily of $4.9 million non-cash expense related to stock-based compensation for our executives and directors (Successor), $0.2 million related to the change in fair value of the convertible notes (Successor), $15.4 million related to change in fair value of warrants (Successor), $19.9 million related to loss on forward purchase agreement and derivative liabilities (Successor) and $(97.5) million related to change in fair value of contingent consideration (Successor).

Net cash used in operating activities for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) were $21.7 million and $15.1 million, respectively, consisting primarily of net losses of $60.7 million and $297.7 million, respectively, and non-cash items of $34.4 million and $288.4 million, respectively, consisting of $3.2 million non-cash expense related to stock-based compensation for our executives and directors (Predecessor), $19.4 million related to the change in fair value of the convertible notes (Predecessor) and $11.8 million related to loss on forward purchase agreement and derivative liabilities (Successor); and consisting of $2.2 million non-cash expense related to stock-based compensation for our executives and directors (Successor), $348.0 million related to write-off of acquired IPR&D, $(1.6) million related to change in fair value of warrants (Successor), $15.8 million related to loss on forward purchase agreement and derivative liabilities (Successor) and $(75.9) million related to change in fair value of contingent consideration (Successor).

Cash Flows from Investing Activities

There was no cash used in investing activities for the nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor).

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to September 30, 2023 (Successor) were $15.1 million, $14.0 million and $0, respectively, primarily related to the issuance of convertible notes.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with United States GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. As of September 30, 2024, there have been no changes to our critical accounting policies from those reported on our Annual Report Form 10-K.

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

Our Chief Executive Officer (“certifying officer”), in his role as Principal Executive and Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2024. Our certifying officer concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

Management has continued to take action to remediate the material weaknesses during the quarterly period ended September 30, 2024. However, the material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Other than described above, there has not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter to which this Report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million. Odeon claims that it served as the underwriter for Priveterra Acquisition Corp., the special purpose acquisition company with which Old AEON merged with and into in July 2023. Odeon seeks monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts. On November 16, 2023, the Company filed a successful motion to dismiss certain claims included in Odeon’s complaint.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024, or the Q2 Report, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Q2 Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2024, pursuant to an engagement letter with J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), dated July 27, 2023 and amended July 1, 2024, the Company issued 400,000 shares of common stock to CCM on July 5, 2024. During the fiscal quarter ended September 30, 2024, the Company did not otherwise make any unregistered issuances or sales of equity securities that were not reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Date: November 13, 2024

AEON BIOPHARMA, INC.

By:	/s/ Marc Forth
Name:	Marc Forth
Title:	President and Chief Executive Officer
(Principal Executive and Financial Officer)