Form 10-K
period 2024-12-31
AEON Biopharma, Inc.
filed 2025-03-24
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $17.0 million.

As of March 21, 2025, there were 10,532,802 of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Following the Closing, the Company’s common stock is listed on the NYSE American under the symbol “AEON” and commenced trading on July 24, 2023.

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

We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on the next steps to develop a Botox biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a potential Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA in the second half of 2025 to review the results from the studies.

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

The FDA allowed our Investigational New Drug application, or IND, for ABP-450, supporting our clinical trials in the preventative treatment for migraines, to proceed in October 2020, and we began treating patients in our Phase 2 clinical study beginning in March 2021. Prior to commencing this Phase 2 study, no Phase 1 clinical studies of ABP-450 had been performed in regard to migraine by us or any other party. Nevertheless, given the extensive preclinical toxicology and other data developed by our licensing partner, Daewoong, and the aesthetic licensor of ABP-450, Evolus, the FDA permitted us to proceed directly to this Phase 2 clinical trial.

The FDA allowed our IND for ABP-450, which supports our clinical trials in cervical dystonia, to proceed in October 2020, and we began treating patients in our Phase 2 clinical study beginning in April 2021. We enrolled 59 patients in this randomized, double-blind, placebo-controlled study across approximately 20 study sites in the United States. Patients enrolled into the study received one of four different injection cycles, low dose of 150 units, mid-dose of 250 units, high dose of 350 units or placebo, with patients evenly split among the four arms. Topline data from the Phase 2 cervical dystonia study, released in September 2022, showed that ABP-450 met all primary endpoints and a number of other key secondary endpoints, supporting the further development of ABP-450 in reducing signs and symptoms associated with cervical dystonia. We may commence a Phase 3 study in cervical dystonia pending the results of the comparative analytical studies and discussions with the FDA in a Biological Product Development meeting.

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

We plan to pursue approval of a BLA under Section 351(k) that exclusively contemplates therapeutic indications for ABP-450, which we believe could improve reimbursement amounts for ABP-450, if approved. Existing botulinum toxins, including Botox, are approved under a single BLA for both therapeutic and cosmetic indications. As a result, other botulinum toxins are required to include the sales prices of both therapeutic and cosmetic botulinum toxin sales when calculating the average selling price, or ASP, that is used to determine the reimbursement amount physicians receive for therapeutic usage. The inclusion of a lower cosmetic sales price in the calculation of ASP can cause physicians to lose money when treating patients with existing botulinum toxins and also creates a deterrent to providing payors and/or providers with rebates or other financial incentives. If we are successful in obtaining a BLA under Section 351(k) for therapeutic indications of ABP-450, the ASP for ABP-450 would be calculated using only therapeutic sales, which we believe would facilitate consistent and favorable reimbursement to physicians when they choose to use ABP-450 for therapeutic treatments, as well as the ability to provide payors and/or providers with rebates and other financial incentives. This pricing model would be unique to us within the current therapeutic neurotoxin market, and we believe it would allow physicians to provide treatment with ABP-450 at a more competitive or the same net price as the market leader after rebates and discounts.

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

According to Decision Resources Group, Botox, Dysport and Xeomin collectively made up over 98% of the United States therapeutic market for botulinum toxins in 2021. The market leader for therapeutic botulinum toxins is Botox, which is marketed by AbbVie Inc., or AbbVie, and had approximately 85% of the global therapeutic market share for botulinum toxins and 95% of the United States therapeutic market share for botulinum toxins in 2019. The migraine indication is AbbVie’s single largest toxin therapeutic indication and contributes to 45% of AbbVie’s therapeutic toxin sales. The main approved competitors to Botox are Dysport, marketed by Ipsen Ltd., and Xeomin, marketed by Merz Pharmaceuticals, LLC, each of which have approximately 2% of the global market share for therapeutic botulinum toxin treatments.

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

Our Pipeline

In July 2024, we announced a strategic reprioritization to pursue a 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product for all of the indications for which Botox is approved, other than the cosmetic uses (for which we do not hold development or commercialization rights). We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on the next steps to develop a Botox biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a potential Biosimilar Biological Product Development (“BPD”) meeting with the FDA in the second half of 2025 to review the results from the studies.

We have summarized below two important for ABP-450. migraine, Botox’s highest revenue generating indication, and cervical dystonia, which AEON could elect to pursue in the event the Company fails to approval as a Botox biosimilar. The anticipated level of financing needed for our existing pipeline candidates is highly variable and difficult to project as the required analytical, and potentially clinical, studies, which are our primary cost drivers, will be largely based on the data generated and feedback from the FDA. As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the fourth quarter of 2025. We are actively attempting to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

Migraine

Migraine is a complex neurological condition characterized by recurrent episodes of headaches. Patients that suffer from migraine headaches experience symptoms including throbbing recurring pain, nausea, vomiting, dizziness and sensitivity to light, sound, touch and smell. Migraine attacks usually last between four and 72 hours. According to the Global Burden of Disease Study conducted in 2019, migraine is the second leading disability in the world. The development and course of migraines differs from patient to patient, where a subset of patients experience an increase in frequency over a period of months or years and may gradually evolve from low-frequency episodic migraine to high-frequency episodic migraine and then to chronic migraine.

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

Migraine treatment is broadly divided into two strategies: acute and prophylactic treatment. The primary goal of acute treatment is to provide relief from the pain and associated symptoms after a migraine attack has started. The primary goal of prophylactic, or preventative, treatment is to preemptively decrease the frequency, severity and duration of future migraine attacks. A key pathway for migraine and headache pain is the trigeminovascular input from the meningeal vessels. These nerves pass through the trigeminal ganglion and synapses on second-order neurons in the trigeminocervical complex, which then projects through the quintothalamic tract and, after decussating in the brain stem, form synapses with neurons in the thalamus. Disrupting pain stimulus to the trigeminocervical complex is one means of mitigating migraine headaches and botulinum toxin has pharmacological activity that can disrupt peripherical neuronal pain stimulus to the complex. Botulinum toxins are generally a third-line therapy in the prophylactic treatment of migraine patients. First- and second-line treatments to prevent migraine generally include the use of orally administered anti-epileptic, beta-blocker and tricyclic antidepressant pharmaceuticals, or the use of neuromodulation devices to stimulate the vagus nerve. Currently, the discontinuation rate for patients on existing oral preventive migraine medications is high due to poor tolerability and lack of efficacy. Migraine patients will typically progress to the third-line botulinum toxin therapy when first- and second-line therapies are not effective or not well-tolerated.

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

CGRP-targeting medications seek to block the peptide itself in an effort to prevent migraine. CGRPs can target treatment of both chronic and episodic migraines, unlike Botox, which is used exclusively for treatment of chronic migraine. FDA-approved CGRPs include self-injectable monoclonal antibody formulations (Aimovig, Emgality, and Ajovy), an intravenous monoclonal antibody formulation (Vyepti) as well as oral formulations (Nurtec ODT and Qulipta). The use of CGRPs increased from 2018 through the second quarter of 2022, with quarterly claims ranging from between 875 and 547,000 during this period. Such claims stabilized in 2020, and Botox has returned to growth after a brief flat period we attribute to CGRP launches and COVID-19 challenges.

We are pursuing a 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product for all of the therapeutic indications for which Botox is approved. ABP-450 is a similar structure to OnabotulniumtoxinA (Botox) which was FDA- approved for the prevention of chronic migraine in 2010. The clinical trials for Botox involved close to 1,400 patients in two trials termed the PREEMPT trials. According to Botox, over five million Botox treatments have been used in over 850 thousand chronic migraine patients and is the top branded treatment for chronic migraine. ABP-450 has demonstrated similar results to OnabotuliniumtoxinA in other neurological conditions such as cervical dystonia and in glabellar lines (aesthetic use). Therefore, we believe ABP-450 has the potential to demonstrate a similar efficacy and safety profile as those seen with OnabotuliniumtoxinA with regards to prophylactic treatment for migraine. Further, there is no known physiological difference between episodic and chronic migraines, and we therefore believe a treatment that effectively addresses chronic migraine should similarly treat episodic migraine. This has been concluded in the studies of other migraine treatments, such as the injectable versions of the CGRP class of drugs, all of which have received both episodic and chronic migraine approvals. There has been extensive preclinical toxicology and other data developed by our licensing partner, Daewoong, and the aesthetic licensor of ABP-450, Evolus.

As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the fourth quarter of 2025, including $18.3 million in net proceeds related to a public offering in January 2025. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

In August 2022, we completed our Phase 2 clinical study of ABP-450 for the treatment of cervical dystonia. This study enrolled 59 patients across approximately 20 sites in the United States. The study patients were randomized in a 1:1:1:1 ratio across four treatment arms: a low dose 150 units of ABP-450, a medium dose 250 units of ABP-450, a high dose 350 units of ABP-450, or placebo. A treatment cycle consisted of one treatment cycle. Due to the nature of the disease, dosing was tailored to the individual patient based on the patient’s head and neck position, localization of pain, muscle hypertrophy, patient response, and adverse event history. The safety and efficacy of each of the four arms was evaluated over a maximum of 20 weeks. At the completion of the Phase 2 clinical study, all patients, irrespective of treatment group, had the option to receive treatment with ABP-450 by rolling over into a 52-week open-label extension study, and 51 of the patients opted to do so.

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

We believe the ABP-450 efficacy results from our Phase 2 study are similar to those achieved by another company in the Phase 3 clinical trial it relied upon to submit a supplemental BLA application for the treatment of cervical dystonia using its toxin. ABP-450’s efficacy results include: (1) TWSTRS at week four improved 14.01 points in the 150 unit arm, 11.28 points in the 250 unit arm, 9.92 points in the 350 unit arm, and 3.57 points in the placebo, showing a statistically significant change in the lower dose arms versus the placebo and clinically meaningful improvement (although not statistically significant) in all three arms; (2) Patient Global Impression of Change demonstrated statistically significant improvement in all three unit arms over the placebo; and (3) Clinical Global Impression of Change demonstrated statistically significant improvement in all three unit arms over the placebo. With respect to a few secondary endpoints, ABP-450 did not statistically separate from placebo, including in the TWSTRS pain subscale in any of the arms, the TWSTRS severity subscale in the mid- and high-dose arms or the TWSTRS disability subscale in the high-dose arm.

The median duration of treatment effect was at least 20 weeks for all three treatment arms. We are currently preparing for the end of Phase 2 meetings with FDA and EMA. At this time, we cannot predict the cost of completing the development of ABP-450 for cervical dystonia. Given our current capital resources, we do not expect to continue development of ABP-450 in cervical dystonia, including the commencement of any Phase 3 clinical trials, unless and until we are able to raise additional capital to support those activities.

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

Our Strategy

Our goal is to change patients’ lives by enhancing the therapeutic botulinum toxin treatment paradigm for patients suffering from debilitating conditions. To achieve this goal, we plan to:

•Develop and Seek Regulatory Approval for ABP-450 as a Biosimilar to Botox. Our primary focus is on the development of ABP-450 as a biosimilar to Botox. We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on the next steps to develop our Botox biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a potential Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA in the second half of 2025 to review the results from the studies. As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the fourth quarter of 2025, including $18.3 million in net proceeds related to a public offering in January 2025. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We are actively attempting to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. Any further development of ABP-450 for any indication, including the biosimilar pathway beyond the planned BPD meeting in 2025, will require additional funding, which may not be available to us on reasonable terms, or at all.
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
•Participate in the Growing Therapeutic Botulinum Toxin Market by Optimizing Value of ABP-450. The global therapeutic botulinum toxin market is expected to continue to grow, and we believe that we can significantly expand the market through our target indications, proposed treatment protocols and anticipated pricing. The current market leader commanded approximately 95% of the United States therapeutic market share for botulinum toxins in 2019, driven primarily by its historical investment into development programs such as chronic migraine and overactive bladder. We have exclusive development and distribution rights for therapeutic indications of ABP-450 in the United States, Canada, the European Union, the United Kingdom and certain other international territories. We plan to develop and pursue approval of ABP-450 for a variety of indications in major markets, beginning with the United States, where we intend to build a focused, specialized commercial organization to launch the product. Where appropriate outside the United States, we may use strategic collaborations and partnerships to accelerate the development and maximize the commercial potential of our programs.

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
•Management Team with Significant and Relevant Experience and Expertise in the Therapeutic Use of Botulinum Toxins. Our management team has extensive experience in the botulinum toxin market in multiple therapeutic areas, in the development, market launch and commercialization of major medical products, in the execution and integration of business development transactions, and a deep understanding of the regulatory environment of the healthcare markets. Our management team also has a proven history of raising financing in support of our botulinum toxin product candidates, including raising $197 million for investment in AEON since 2019, inclusive of the $20 million gross proceeds related to a public offering in January 2025. For more information, see discussion of the offering within “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

It is possible that our current pending patents, or patents which we may later acquire or license may be successfully challenged or invalidated in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications or other inventions we seek to protect. Due to uncertainties inherent in prosecuting patent applications, it is possible that our pending patent applications will be rejected. It is also possible that we may develop proprietary products or technologies in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to do business. In addition, any patent issued to us may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity. Additionally, we own trademark applications in the United States for AEON & Design, AEON BIOPHARMA & Design and AEON BIOPHARMA, which have been refused registration at the Trademark Office on the grounds of an alleged likelihood of confusion with prior registrations for AEON and EON owed by a third party for nutritional supplements. We have filed a petition to cancel the third-party marks with the U.S. Trademark Trial and Appeal Board.

In addition to our reliance on patent protection for ABP-450 and future product candidates, we also rely on our and our licensors’ trade secrets, know-how, confidentiality agreements and continuing technological innovation to develop and maintain our competitive position. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, these agreements may be breached and we may not have adequate remedies for any breach. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, and other third parties to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived of by the individual during the course of employment, and which relate to or are reasonably capable of being used in our current or planned business or R&D are our exclusive property. However, such agreements and any security policies may be breached and we may not have adequate remedies for such breaches. For more information, see “Risk Factors — Risks Related to Intellectual Property.”

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

Clinical studies for a product candidate may involve the administration of the investigational biologic to subjects under the supervision of one or more qualified investigators. Clinical studies must be conducted pursuant to an IND and in compliance with state and federal regulations and GCPs, an international standard meant to protect the rights and health of subjects and to define the roles of clinical study sponsors, administrators, and monitors, as well as under protocols detailing the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Each protocol involving testing on United States subjects and subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA may order the temporary or permanent discontinuation of a clinical study at any time or impose other requirements or sanctions if it believes that the clinical study is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical study subjects. The clinical study protocol, any protocol amendments, and informed consent information for subjects in clinical studies must also be submitted to an IRB for approval. An IRB may require the clinical study at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions before approving the study for initiation. The IRB also approves the form and content of the informed consent form that must be signed by each clinical study subject or his or her legal representative, and the IRB must monitor the clinical study until completed. There are also requirements governing the reporting of ongoing preclinical and clinical studies and clinical study results to public registries. Sponsors of certain clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov.

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

Concurrently with clinical studies, companies may complete additional nonclinical studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs and also CMC requirements that are approved as part of the BLA. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the finished product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug product candidate does not undergo unacceptable deterioration over its shelf life.

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

A BLA holder is legally responsible for all regulatory obligations associated with the BLA, including each supplement thereto, and is the only party that would be authorized to submit a supplement. If an entity does not hold a BLA, it does not hold an application to supplement and would generally need to submit an original BLA. Companies typically submit a BLA sometime after they have developed data necessary to support the safety, purity, and potency (safety and effectiveness) for labeled indication(s) and method(s) of use. We expect to submit our original BLA after such data has been developed. From an FDA regulatory perspective, we believe we will be eligible to submit an original BLA for our product candidate (ABP-450) because we do not hold a BLA for ABP-450 that we could supplement. As such, an original BLA would be the appropriate option for our first BLA submission. For clarity, although we will not physically manufacture products (the product will be produced by Daewoong), FDA recognizes that separate parties can serve as a BLA holder for a product (responsible for ensuring regulatory compliance) and the physical manufacturer that will produce for a BLA holder pursuant to contract (i.e., a “contract manufacturer”). Thus, we plan to submit, and ultimately hold, an approved original BLA for the ABP-450 product that is contract manufactured by Daewoong.

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

Pre-licensure inspections are often conducted at one or more clinical study sites and may be conducted at nonclinical testing sites as well. Additionally, the FDA will inspect the facility or the facilities at which the biological product is manufactured prior to approval. The FDA will not approve the BLA unless it determines that compliance with cGMP is satisfactory. Manufacturers of biologics also must comply with the FDA’s general biological product standards and approved CMC requirements.

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

Employees

As of December 31, 2024, we had five employees. Our employees are primarily located in Irvine, California. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we believe our relations with our employees are good.

Facilities

Our principal executive office is located at 5 Park Plaza, Suite 1750, Irvine, California 92614. In September 2021, we entered into a lease agreement for 8,000 square feet of office space located at this facility, with a lease term of 36 months beginning in December 2021 and ending in December 2024. In March 2024, we entered into an amendment to extend the lease to an additional five years. We may look for additional or alternate space for our operations, and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Legal Proceedings

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against us in the Supreme Court of the State of New York, alleging that we failed to pay Odeon’s deferred underwriting fee of $1.25 million. Odeon claims that it served as the underwriter for Priveterra Acquisition Corp., the special purpose acquisition company with which Old AEON merged with and into in July 2023. Odeon seeks monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts. In November 2023, we filed a motion to dismiss certain claims included in Odeon’s complaint. In April 2024, we successfully obtained a dismissal of Odeon’s non-breach of contract claims, including the tort claims, breach of covenant claim and associated punitive damages claim. Odeon’s breach of contract claim is proceeding, with each party filing a summary judgment motion in March 2025, which the court is expected to decide upon in the coming months.

Item 1A. Risk Factors

RISK FACTORS

We are subject to various risks and uncertainties in the course of our business. You should carefully consider the risks and uncertainties described below and the other information in this report before making an investment in our Class A common stock, par value $0.0001 per share (“Common Stock”). Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to Our Business Operations and Financial Position

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. If we ever achieve profitability, we may not be able to sustain it.

We are a clinical stage biopharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Old AEON was originally incorporated in 2012 but did not begin focusing its efforts and financial resources on the clinical development and regulatory approval of ABP-450 for therapeutic indications until 2019. The operating history upon which investors must evaluate our business and prospects is limited. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or a history of commercial operations. In addition, as an organization, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical market. To date, we have not obtained any regulatory approvals for ABP-450 or generated any revenue from product sales relating to ABP-450. On May 16, 2024, we announced the discontinuation of our Phase 2 double blind study of ABP-450 in the treatment of episodic migraine and chronic migraine, which had previously completed enrollment and dosing of patients, and ceased enrollment and dosing of patients in our open label extension study related to such study, in order to implement certain cash preservation measures while the Company continues to evaluate its strategic options. On July 9, 2024, we announced a strategic reprioritization to seek regulatory approval of ABP-450 as a biosimilar product in the United States through submission of a Biologics License Application, or BLA, under Section 351(k) of the Public Health Service Act, or a Section 351(k) BLA, using AbbVie Inc.’s product Botox as the reference product, for all of the indications for which Botox is approved, other than the cosmetic uses (for which we do not hold development or commercialization rights). We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on the next steps to develop a Botox biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a potential Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA in the second half of 2025 to review the results from the studies.

Because we have not yet received regulatory approvals, we are not permitted to market ABP-450 for any use in the United States or in any other territory, and as such, we have not generated any revenue from sales of ABP-450 to date. We have recorded income from operations of $73.0 million for the year ended December 31, 2024, mainly due to gain on fair value of contingent consideration of $100.8 million, and losses from operations of $29.6 million and $318.4 million for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), respectively. We have recorded net income of $42.0 million for the year ended December 31, 2024, mainly due to gain on fair value of contingent consideration, and net losses of $60.7 million and $324.0 million for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), respectively. As of December 31, 2024, we had $13 thousand in cash and cash equivalents. As a result of our ongoing losses, as of December 31, 2024 (Successor), we had an accumulated deficit of $431.6 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for, and begin to commercialize, ABP- 450, if approved. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of common stock and our ability to raise capital and continue operations.

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

As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the fourth quarter of 2025. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our future capital requirements depend on many factors, including:

●	the timing of, and the costs involved in, obtaining regulatory approvals for ABP-450;
●	the scope, progress, results and costs of researching and developing ABP-450, and conducting preclinical and clinical studies, including any studies required by the FDA to support submission of a Section 351(k) BLA;
●	the cost of commercialization activities if ABP-450 is approved for sale, including marketing, sales and distribution costs;
●	costs under our third-party manufacturing and supply arrangements for ABP-450 and any products we commercialize;
●	the degree and rate of market acceptance of ABP-450, if approved, or any future approved products;
●	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products;
●	costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, and the terms and timing of any strategic collaboration or other arrangement;
●	the terms of any conversion of the senior secured convertible notes in the principal amount of $15.0 million (each a “Convertible Note” and together, the “Convertible Notes”), pursuant to a subscription agreement (the “Subscription Agreement”), dated as of March 19, 2024, with Daewoong Pharmaceutical Co. Ltd. (“Daewoong”), into shares of common stock, subject to certain conditions and limitations set forth in each Convertible Note
●	costs of operating as a public company.

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

The FDA and other regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including the following:

●	such authorities may disagree with the design or execution of our clinical trials;
●	negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance or persuasiveness required by the FDA or comparable foreign regulatory agencies for approval;
●	serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
●	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using products similar to our product candidates;
●	the populations we evaluate in our the clinical trials may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of their own country;
●	such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	we may be unable to demonstrate that a product candidate is safe, pure, potent, or effective for its intended uses, that such product candidate’s clinical and other benefits outweigh its safety risks, or that such product candidate is biosimilar to a reference product;
●	such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a Section 351(k) BLA or other submission or to obtain regulatory approval in the U.S. or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
●	such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;
●	approval may be granted only for indications that are significantly more limited than those sought by us, and/or may include significant restrictions on distribution and use;
●	such authorities may find deficiencies in the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies; or
●	the FDA and other regulatory agencies may change their approval policies or adopt new regulations.

If ABP-450 fails to demonstrate the requisite safety, purity, potency or biosimilarity in our planned clinical studies or does not gain approval, our business and results of operations will be materially and adversely harmed.

We are currently planning to pursue approval for ABP-450 in the United States as a biosimilar to Botox, and our business presently depends entirely on our ability to obtain regulatory approval for ABP-450 and to successfully commercialize it in a timely manner. To date, as an organization, we have completed one clinical study evaluating ABP-450 for the treatment of cervical dystonia. We originally intended to pursue submission of an Original BLA seeking one or more potential therapeutic indications for ABP-450. However, our Phase 2 clinical trials for episodic and chronic migraine did not meet their respective primary endpoints. In May 2024, we announced the discontinuation of our Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures. As a result, on July 9, 2024, we announced a strategic reprioritization to pursue a Section 351(k) BLA for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product, for which we would seek approval for all of the indications for which Botox is approved, other than the cosmetic uses. We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on next steps to develop a Botox biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a potential Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA in the second half of 2025 to review the results from the studies.

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

We do not know whether our planned clinical trials will be completed on schedule, if at all. We may experience numerous unforeseen events prior to, during, or as a result of, clinical studies that could delay or prevent our ability to receive regulatory approval or to commercialize ABP-450 or any other product candidate, including the following:

●	delays in reaching a consensus with regulatory authorities on the design or implementation of our clinical studies;

●	regulators or institutional review boards, or IRBs, and ethics committees may not allow or authorize us or our investigators to commence a clinical study or conduct a clinical study at a prospective study site;
●	delays in identifying, recruiting and training suitable clinical investigators;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs. and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	delays or failures by our contract manufacturers, including Daewoong, to comply with current Good Manufacturing Practices, or cGMPs, or other applicable requirements, or to provide sufficient supply of ABP-450 for use in our clinical studies;
●	the number of patients required for clinical studies of ABP-450 may be larger than we anticipate, enrollment in these clinical studies may be slower than we anticipate, participants may drop out of these clinical studies at a higher rate than we anticipate or fail to return for post-treatment follow-up or we may fail to recruit suitable patients to participate in a study;
●	IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
●	changes or amendments to the clinical trial protocol;
●	clinical sites deviating from the trial protocol or dropping out of a trial;
●	failure by our CROs to perform in accordance with Good Clinical Practice, or GCP, requirements or applicable regulatory rules and guidelines in other countries;
●	lack of adequate funding to continue a clinical trial, or costs being greater than we anticipate;
●	subjects experiencing severe or serious unexpected drug-related adverse effects;
●	clinical studies of ABP-450 may produce negative or inconclusive results;
●	imposition of a clinical hold by regulatory authorities as a result of a serious adverse event, concerns with a class of product candidates or after an inspection of our clinical study operations, study
●	sites or manufacturing facilities;
●	we may decide, or regulators may require us, to conduct additional clinical studies or abandon product development programs; or
●	the impacts of any public health outbreaks (such as the COVID-19 pandemic) on our ongoing and planned clinical studies.

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

Additionally, if the results of our clinical studies are inconclusive or if there are safety concerns or serious adverse events associated with ABP-450, we may:

●	be delayed in obtaining regulatory approval, or not obtain regulatory approval at all;
●	obtain approval in patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings or be subject to the addition of labeling statements, such as warnings or contraindications;
●	be subject to additional post-marketing testing requirements;
●	be required to perform additional clinical studies to support approval or be subject to additional post- marketing testing requirements;
●	have regulatory authorities withdraw, or suspend, their approval of the product or impose restrictions on its distribution in the form of a risk evaluation and mitigation strategy, or REMS;
●	be sued; or
●	experience damage to our reputation.

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

Patient enrollment in clinical trials may be affected by other factors, including:

●	size and nature of the targeted patient population;
●	severity of the disease or condition under investigation;
●	availability and efficacy of approved therapies for the disease or condition under investigation;
●	patient eligibility criteria for the trial in question as defined in the protocol;
●	perceived risks and benefits of the product candidate under study;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any products that may be approved for, or any product candidates under investigation for, the indications we are investigating;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients;
●	our ability to engage with patient communities and advocacy groups;
●	continued enrollment of prospective patients by clinical trial sites; and
●	the risk that patients enrolled in clinical trials will drop out of such trials before completion.

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

Additionally, if ABP-450 or any other product candidate receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a REMS, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We may also be required to engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop. Other potentially significant negative consequences associated with adverse events include:

●	we may be required to suspend marketing of a product, or we may decide to remove such product from the marketplace;
●	regulatory authorities may withdraw or change their approvals of a product;
●	regulatory authorities may require additional warnings on the label or limit access of a product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
●	we may be required to create a medication guide outlining the risks of a product for patients, or to conduct post-marketing studies;
●	we may be required to change the way a product is administered;
●	we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to subjects or patients; and
●	a product may become less competitive, and our reputation may suffer.

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

On July 9, 2024, we announced a strategic reprioritization to pursue submission of a Section 351(k) BLA for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product, for which we would seek approval for all of the indications for which Botox is approved, other than the cosmetic uses. We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on next steps to develop a Botox biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a potential Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA in the second half of 2025 to review the results from the studies. To obtain regulatory approval for the commercial sale of ABP-450 as biosimilar product, we will be required to demonstrate to the satisfaction of the FDA, among other things, that ABP-450 is highly similar to a biological reference product already licensed by the FDA pursuant to an approved BLA, notwithstanding minor differences in clinically inactive components, and that it has no clinically meaningful differences as compared to the reference product in terms of the safety, purity and potency of the product.

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

Additionally, even if the FDA allows us to pursue a biosimilar pathway for ABP-450, and even if we are successful in demonstrating biosimilarity for ABP-450 to the satisfaction of the FDA, many manufacturers of reference biological products have used legislative, regulatory and other means, such as litigation, to delay regulatory approval and to seek to restrict competition from manufacturers of biosimilars. These efforts may include or have included:

●	settling, or refusing to settle, patent lawsuits with biosimilar companies, resulting in such patents remaining an obstacle for biosimilar approval;
●	submitting citizen petitions to request the FDA to take administrative action with respect to prospective and submitted biosimilar applications;
●	appealing denials of citizen petitions in United States federal district courts and seeking injunctive relief to reverse approval of biosimilar applications;
●	restricting access to reference brand products for equivalence and biosimilarity testing that interferes with timely biosimilar development plans;
●	attempting to influence potential market share by conducting medical education with physicians, payers, regulators and patients claiming that biosimilar products are too complex for biosimilar approval or are too dissimilar from originator products to be trusted as safe and effective alternatives;
●	implementing payer market access tactics that benefit their brands at the expense of biosimilars;
●	seeking state law restrictions on the substitution of biosimilar products at the pharmacy without the intervention of a physician or through other restrictive means such as excessive recordkeeping requirements or patient and physician notification;
●	seeking federal or state regulatory restrictions on the use of the same non-proprietary name as the reference brand product for a biosimilar or interchangeable biologic;
●	seeking changes to the United States Pharmacopeia, an industry recognized compilation of drug and biologic standards;
●	obtaining new patents covering existing products or processes, which could extend patent exclusivity for a number of years or otherwise delay the launch of biosimilars; and
●	influencing legislatures so that they attach special patent extension amendments to unrelated federal legislation.

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

Even if ABP-450 receives regulatory approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. The commercial success of ABP-450, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

●	the convenience and ease of administration compared to alternative treatments and therapies;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe a biosimilar product;
●	the efficacy and potential advantages compared to alternative treatments and therapies;
●	the availability of third-party coverage and adequate reimbursement, and patients’ willingness to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement;
●	the effectiveness of sales and marketing efforts;
●	the strength of our relationships with patient communities;
●	the timing of market introduction of our product candidate in relation to other potentially competitive products;
●	the cost of treatment in relation to alternative treatments and therapies;
●	the amount of upfront costs or training required for physicians to administer our product candidate;
●	our ability to offer such product for sale at competitive prices;
●	the strength of marketing and distribution support;
●	the presence or perceived risk of potential product liability claims;
●	the prevalence and severity of any side effects; and
●	any restrictions on the use of the product together with other medications.

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

If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

●	the imposition of restrictions on the marketing or manufacturing of the product, suspension or withdrawal of product approvals or revocation of necessary licenses;
●	the issuance of warning letters, untitled letters, or comparable notices describing alleged violations, which may be publicly available;
●	mandated modifications to promotional materials or a requirement to provide corrective information to healthcare practitioners;
●	required revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information;
●	a requirement to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	the commencement of criminal investigations and prosecutions;
●	the suspension of any ongoing clinical studies;
●	a delay in approving or a refusal to approve pending applications or supplements to approved applications submitted by us;
●	a refusal to permit products or active ingredients to be imported or exported to or from the United States or other applicable jurisdictions;
●	a suspension of operations or the imposition of restrictions on operations, including costly new manufacturing requirements;
●	a seizure or detention of products or a requirement that we initiate a product recall; and
●	injunctions or the imposition of civil or criminal penalties.

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

In the United States and other foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changes the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

●	an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
●	establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare and Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Our primary competitors for ABP-450 in the injectable botulinum toxin pharmaceutical market for therapeutic use are:

●	Botox, which is marketed by AbbVie, and since its original approval by the FDA in 1989 has been approved for multiple therapeutic indications, including migraine, cervical dystonia, upper and lower limb spasticity, strabismus, blepharospasm, overactive bladder, axillary hyperhidrosis, neurogenic detrusor overactivity and overactive bladder, and which is currently studying its botulinum toxin for therapeutic indications of episodic migraine, essential tremor and interstitial cystitis/bladder pain syndrome;
●	Dysport, which is marketed by Ipsen Ltd. As an injectable botulinum toxin for the therapeutic indications of cervical dystonia and upper and lower limb spasticity, and which is currently studying its botulinum toxin for therapeutic indications of neurogenic detrusor overactivity and migraine (episodic and chronic);
●	Xeomin, which is marketed by Merz Pharmaceuticals, LLC as an injectable botulinum toxin for the therapeutic indications of cervical dystonia, blepharospasm, chronic sialorrhea and upper limb spasticity; and
●	Revance Therapeutics, Inc., or Revance, which is currently studying, preparing BLA submissions for and/or has received approval for, its injectable botulinum toxin, daxibotulinumtoxinA, for the therapeutic indications of cervical dystonia and

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

As of December 31, 2024, we had five employees. If ABP-450 receives regulatory approval, we would expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. In addition, we must effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our development and strategic objectives or disrupt our operations.

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

We expect to have operations both inside and outside the United States if ABP-450 is approved for commercial sale in multiple jurisdictions. International operations are subject to a number of inherent risks, and our future results could be adversely affected by a number of factors if we seek and obtain the necessary approvals, including:

●	requirements or preferences for domestic products, which could reduce demand for our products;
●	differing existing or future regulatory and certification requirements;
●	management communication and integration problems resulting from cultural and geographic dispersion;
●	greater difficulty in collecting accounts receivable and longer collection periods;
●	difficulties in enforcing contracts;
●	difficulties and costs of staffing and managing non-United States operations;
●	the uncertainty of protection for intellectual property rights in some countries;
●	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our products;
●	more stringent data protection standards in some countries;
●	regulatory concerns limiting ability to import or export products;
●	greater risk of a failure of foreign employees to comply with both United States and foreign laws, including export and antitrust regulations, the United States Foreign Corrupt Practices Act, or the FCPA, quality assurance and other healthcare regulatory requirements and any trade regulations ensuring fair trade practices;
●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
●	foreign currency exchange rates;
●	potentially adverse tax consequences, including multiple and possibly overlapping tax structures and difficulties relating to repatriation of cash; and

●	political and economic instability, political unrest and terrorism. These and other factors associated with international operations could harm our ability to gain future revenue and, consequently, materially impact our business, results of operations and financial condition.

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

We face an inherent risk of product liability as a result of the clinical testing of ABP-450 and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for ABP-450;
●	termination of clinical study sites or entire study programs;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical study participants or cancellation of clinical studies;
●	significant costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to study participants or patients;
●	regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	the inability to commercialize any products we develop; and
●	a decline in our share price.
●	Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of ABP-450. We currently carry product liability insurance covering our clinical studies.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by one or more 5% shareholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post- change taxable income or income tax liabilities, as applicable, may be limited. As of December 31, 2024 and 2023, the Company had federal net operating loss (“NOL”) carryforwards of $112.1 million and $87.3 million, respectively, which will begin to expire in 2036. The Company had state NOLs of $140.5 million and $116.2 million as of December 31, 2024 and 2023, respectively, which will begin to expire in 2034. As of December 31, 2024 and 2023, the Company has federal research and development (“R&D”) credit carryforwards of $6.9 million and $6.1 million, respectively, which will begin to expire in 2039. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Similar rules may apply under state tax laws. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Prior to the Business Combination, Priveterra identified material weaknesses in its internal control over financial reporting. In 2024, AEON identified additional material weaknesses in its internal control over financial reporting. One or more of these material weaknesses could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Prior to consummation of the Business Combination, Priveterra management identified a material weakness in its internal control over financial reporting, related to Priveterra’s accounting for complex financial instruments. In 2024, AEON management identified additional material weaknesses in its internal control over financial reporting related to its fiscal year 2023, related to the Business Combination and for the valuation of complex financial instruments, and the lack of segregation of duties pertaining to the financial reporting process due to lack of sufficient resources. To respond to the material weaknesses, we have devoted and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. We plan to enhance our processes by designing and implementing controls to review the results of valuations and estimates, including the completeness and accuracy of relevant data elements included in the valuation or estimate. We also plan to engage additional qualified resources and/or hire additional staff to ensure these incremental controls are properly implemented and to ensure proper segregation of duties around the financial reporting process. Management continues to be actively engaged to take steps to remediate the material weaknesses, including enhanced processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements, providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The Medytox Litigation was another step in an ongoing dispute involving Medytox and Allergan, on the one side, and Evolus, Daewoong and us on the other side. In June 2017, Medytox brought a civil lawsuit of a similar nature against Evolus, Daewoong and Old AEON in the Superior Court of the State of California, which we refer to as the Superior Court Litigation, and a separate lawsuit in October 2017 against Daewoong in South Korea, which we refer to as the Korea Litigation. The lawsuit filed in the Superior Court of the State of California alleged claims substantially similar to the Medytox Litigation and was subsequently stayed on grounds of forum non conveniens, because the underlying facts that gave rise to the complaint occurred in South Korea, among other reasons. We are not a party to the Korea Litigation. In April 2018, the Superior Court of the State of California dismissed Medytox’s suit against Daewoong without prejudice on the basis that Medytox had brought a substantially similar proceeding against Daewoong in South Korea, and continued a stay of the case as to us and Evolus. In February 2021, the Superior Court of the State of California dismissed Medytox’s suit against Old AEON without prejudice, following Medytox’s filing of a notice of settlement of the case based on a settlement it entered with Evolus.

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

Effective June 21, 2021, Old AEON entered into a settlement and license agreement with Medytox, or the Medytox Settlement Agreement, pursuant to which, among other things, Medytox agreed (a) to dismiss all claims against us in the Medytox Litigation, (b) to pursue dismissal of the appeals related to the December 2020 final determination of the United States ITC and agreed that as a result of such dismissal the final determination would be vacated, (c) to file appropriate documents in the Korea Litigation and related actions in support of the terms of the settlement, and (d) not to revive or otherwise pursue the Superior Court Litigation with respect to

us. In addition, Medytox granted us a non-exclusive, royalty bearing license to Medytox’s botulinum toxin strain and specific trade secrets alleged to have been misappropriated in the litigation to commercialize and manufacture specific botulinum neurotoxin products including ABP-450 worldwide, with the exception of South Korea. In exchange for the license, we issued Medytox 26,680,511 shares of Old AEON common stock, par value $0.0001 per share, and agreed to pay Medytox single-digit royalties on the net sales of licensed products for 15 years following our first $1.0 million in commercial sales of neurotoxin products.

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

While the COVID-19 pandemic did not materially adversely affect our business operations during the twelve months ended December 31, 2024, economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 or a future public health outbreak could materially affect our business and the value of our common stock. The ultimate impact of the COVID-19 pandemic or a similar public health outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material adverse effect on our business, results of operations and financial condition.

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

In spite of our efforts, our current and future licensors might conclude that we have materially breached our obligations under our license agreements and might therefore terminate such license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. Disputes may arise with respect to our current or future licensing agreements, including disputes relating to:

●	the scope of rights granted under the license agreements and other interpretation-related issues;
●	our financial or other obligations under the license agreements;
●	the extent to which ABP-450 and future product candidates infringe on intellectual property of the licensors that is not subject to the licensing agreements;
●	the sublicensing of patent and other rights;
●	our diligence obligations under the license agreements and what activities satisfy those diligence obligations;
●	the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

●	the priority of invention of patented technology.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make ABP-450 and future product candidates that are similar to ours, but that are not covered by the claims of the patents that we may license or own in the future;
●	we, or our license partners or future collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent applications that we license or may own in the future;
●	we, or our license partners or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

●	others may circumvent our regulatory exclusivities, such as by pursuing approval of a competitive product candidate via the traditional approval pathway based on their own clinical data, rather than relying on the abbreviated pathway provided for biosimilar applicants;
●	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
●	issued patents that we hold rights to now or in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
●	others may have access to the same intellectual property rights licensed to us in the future on a nonexclusive basis;
●	our competitors might conduct R&D activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents or other intellectual property rights of others may have an adverse effect on our business; or
●	we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

The price of our common stock has been and is likely to continue to be volatile. The market price for our common stock may be influenced by many factors, including the other risks described in this section of the Report entitled “Risk Factors” and the following:

●	our ability to advance our current or potential future product candidates throughout applicable clinical studies;
●	results of preclinical studies for our current or potential future product candidates, or those of our competitors;
●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our future products;
●	the success of competitive products or technologies;
●	introductions and announcements of new product candidates by us or our competitors, and the timing of these introductions or announcements;
●	actions taken by regulatory authorities with respect to our future product candidates, clinical trials, manufacturing process or sales and marketing terms;
●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
●	the success of our efforts to acquire or in-license additional technologies, products or product candidates;
●	developments concerning any future collaborations, including, but not limited to, those with any sources of manufacturing supply and future commercialization collaborators;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	market conditions and sentiment involving companies that have recently completed a business combination with a special purpose acquisition company (“SPAC”);
●	announcements by us or our competitors of significant acquisitions, strategic alliances, joint ventures or capital commitments;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for its products;
●	ability or inability to raise additional capital and the terms on which it is raised;
●	the recruitment or departure of key personnel;
●	changes in the structure of healthcare payment systems;
●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or the industry generally;
●	failure or the failure of our competitors to meet analysts’ projections or guidance that our or our competitors may give to the market;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	announcement and expectation of additional financing efforts;
●	speculation in the press or investment community;
●	trading volume of our common stock, including as a result of the significant number of shares of our common stock (i) that the Sellers retained pursuant to the FPA Termination Agreements and may resell in the future, and (ii) that Daewoong may be issued upon any conversion of the Convertible Notes and may resell in the future;
●	sales of our common stock by us or by our stockholders;
●	the concentrated ownership of our common stock;
●	changes in accounting principles;
●	terrorist acts, acts of war or periods of widespread civil unrest;
●	natural disasters, public health crises and other calamities; and
●	general economic, industry and market conditions.

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

Sales of a substantial number of our shares of common stock or Private Placement Warrants in the public market by the Registered Holders or by our other existing security holders, or the perception that those sales might occur, could depress the market price of our common stock and Private Placement Warrants and could impair our ability to raise capital through the sale of additional equity securities. As of March 2025, holders of our Private Placement Warrants are entitled to exercise such warrants, on a cashless basis, in exchange for shares of our common stock, calculated based on the 10-day volume average weighted price prior to the Company’s receipt of the warrant holders’ notice. Such warrant holders may seek to monetize the return on their investment in the warrants quickly, which could adversely impact the price of our stock. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock and Private Placement Warrants. The sale of all the securities, particularly at high volumes over a short period of time could result in a significant decline in the public trading price of our securities. Despite such a decline in the public trading price, some of the Registered Holders may still experience a positive rate of return on the securities they purchased due to the differences in the purchase prices described elsewhere in this Report. Other security holders may not be able to experience positive rates of return on securities they purchase.

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

Given the relatively lower purchase prices that some of our stockholders paid to acquire some of their securities compared to the current trading price of our shares of common stock, these stockholders, some of whom are registered holders pursuant to registration statements we are obligated to file to register the resale of shares of common stock, in some instances may earn a positive rate of return on their investment, which may be a significant positive rate of return, depending on the market price of our shares of common stock at the time that such stockholders choose to sell their shares of common stock. For example, based on the closing price of our Common Stock of $0.73 on March 17, 2025, the Sponsor and its permitted transferees could experience, with respect to 47,921 Founder Shares (which excludes 47,921 Founder Shares subject to the restrictions and forfeiture provisions set forth in the Sponsor Support Agreement), potential profit of up to $0.44 per share of Common Stock (although such shares are subject to a one-year lockup from the date of Closing), or $3.2 million in the aggregate, based on the Sponsor’s initial purchase price of Founder Shares prior to Priveterra’s initial public offering at a price of approximately $0.288 per share. Investors who purchased units in Priveterra’s initial public offering at a public offering price of $10.00 per share on the Nasdaq Stock Market LLC following Priveterra’s initial public offering or who purchased our Common Stock on NYSE American following consummation of the Business Combination may not experience a similar rate of return on the securities they purchased due to differences in the purchase prices and the prevailing trading price. See the section of this Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on the potential profits the other registered holders may experience.

Fluctuations in our stock price may yield material changes in the valuation of the underlying derivatives securities associated with our capital structure, including our Contingent Consideration Shares.

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

To date, our primary sources of capital have been placements of stock, sales of shares of Evolus, and debt financing agreements. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations. If we undertake discretionary financing by issuing equity securities, our stockholders may experience substantial dilution.

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

On February 3, 2025, the Company received a written notice of non-compliance from the NYSE American LLC (“NYSE American”) stating that the Company is not in compliance with continued listing standards of Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”). The Company has been provided with a compliance period of 18 months to regain compliance. To regain compliance, the Company must submit a plan by March 5, 2025, advising of actions taken or will be taken to regain compliance with the continued listings standards of the Company Guide by August 3, 2026 (the “Plan”). The Plan will be subject to approval and periodic reviews by the NYSE American to monitor compliance with the Plan. If the Company does not submit a plan or if the Plan is not accepted, or if the Plan is accepted but the Company is not in compliance with the Minimum

Requirement by August 3, 2026, or if the Company does not make progress consistent with the Plan, then the NYSE American will initiate delisting proceedings as appropriate.

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

We expect to have sufficient cash to fund our operating plan into the fourth quarter of 2025. However, we have based these estimates on numerous assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Significant additional capital will be needed in the future to continue our planned operations, including further development of our product candidate ABP-450, preparing INDs or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded R&D activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell common stock, convertible securities or other equity securities, existing investors may be materially diluted by subsequent sales. New investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to the 2023 Incentive Award Plan, or “the 2023 Plan”, our board of directors (the “Board”) or our compensation committee (the “Compensation Committee”) is authorized to grant equity-based awards to our employees, directors and consultants. Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2023 Plan is 53,332 shares. Additionally, the number of shares of our common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, beginning in 2024 and ending in 2033, by an amount equal to the lesser of 4% of the number of fully-diluted number of shares outstanding (as calculated pursuant to the terms of the 2023 Plan) on the final day of the immediately preceding calendar year or (ii) such lesser number of shares as is determined by our Board.

Pursuant to the Employee Stock Purchase Program, or ESPP, our employees will have the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions. Initially, the aggregate number of shares of common stock that may be issued under the ESPP is 6,780 shares. In addition, the number of shares of common stock available for issuance under the ESPP will be annually increased on January 1 of each calendar year beginning in 2024 and ending in 2033 by an amount equal to the lesser of (a) 1% of the fully-diluted number of shares outstanding (as calculated pursuant to the terms of the ESPP) on the final day of the immediately preceding calendar year or (b) such lesser number of shares as is determined by our Board. Unless our Board elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause the price of our common stock to fall.

Our issuance of additional shares of common stock or other equity securities of equal or senior rank would, all else being equal, have the following effects:

●	existing stockholders’ proportionate ownership interests would decrease;
●	the amount of cash available per share of common stock, including for payment of dividends in the future, may decrease;
●	the relative voting strength of each previously outstanding share of common stock would be diminished; and
●	the market price of shares of our common stock may decline.

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

On March 29, 2024, we issued a notice of redemption to holders of the Public Warrants announcing that we would redeem all Public Warrants, for a redemption price of $7.20 per Public Warrant, that remained outstanding as of 5:00 p.m. New York City time on April 29, 2024 (the “Redemption Date”). Immediately after the Redemption Date, no Public Warrants remained outstanding. We may receive up to an aggregate of approximately $45.9 million from the cash exercise of the Private Placement Warrants. The exercise price of each of our Private Placement Warrants is $828.00 per warrant and the reported sales price of our Common Stock on March 17, 2025 was $0.73. The likelihood that holders of Private Placement Warrants will exercise their Private Placement Warrants, and therefore any amount of cash proceeds that we may receive, is dependent upon the trading price of our Common Stock. If the trading price for our Common Stock does not maintain a price above $828.00 per share, we do not expect holders to exercise their Private Placement Warrants for cash. The Private Placement Warrants may be exercised on a cashless basis at any time and we would not receive any proceeds from such exercise, even if the Private Placement Warrants are in-the-money. We expect to use the net proceeds from the exercise of such securities, if any, for general corporate purposes, which may include acquisitions or other strategic investments. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of the Private Placement Warrants when planning for our operational funding needs.

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

AEON’s certificate of incorporation, bylaws, and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. AEON’s certificate of incorporation and bylaws include provisions that:

●	authorize “blank check” preferred stock, which could be issued by our Board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to common stock;
●	create a classified Board whose members serve staggered three-year terms;
●	specify that special meetings of our stockholders can be called only by our Board, the chairperson of the Board or our chief executive officer or president;
●	prohibit stockholder action by written consent;

●	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our Board;
●	specify that no stockholder is permitted to cumulate votes at any election of directors;
●	expressly authorize our Board to adopt, amend or repeal our bylaws; and
●	require supermajority votes of the holders of common stock to amend specified provisions of our certificate of incorporation and bylaws. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock.

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

The Committee reports to the Board regarding its activities, including those related to cybersecurity. The Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our Chief Executive Officer and EVP, Chief Legal Officer, internal security consultants and external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Chief Executive Officer and EVP, Chief Legal Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security consultants; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment. Our management team’s experience includes monitoring the cybersecurity landscape for new risks and best practices, developing and executing cybersecurity strategies, overseeing related governance policies, testing compliance with applicable technical standards, remediating known risks and leading employee training programs.

Item 2. Properties

Our principal executive office is located at 5 Park Plaza, Suite 1750, Irvine, California 92614. In September 2021, we entered into a lease agreement for 8,000 square feet of office space located at this facility, with a lease term of 36 months beginning in December 2021 and ending in December 2024. In March 2024, we entered into an amendment to extend the lease term for an additional 60 months to December 2029. We may look for additional or alternate space for our operations, and we believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million. Odeon claims that it served as the underwriter for Priveterra Acquisition Corp., the special purpose acquisition company with which Old AEON merged with and into in July 2023. Odeon seeks monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts. In November 2023, the Company filed a motion to dismiss certain claims included in Odeon’s complaint. In April 2024, the Company successfully obtained a dismissal of Odeon’s non-breach of contract claims, including the tort claims, breach of covenant claim and associated punitive damages claim. Odeon’s breach of contract claim is proceeding, with each party filing a summary judgment motion in March 2025, which the court is expected to decide upon in the coming months.

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

Holders

As of March 17, 2025, there were approximately 461 holders of record of our common stock. These numbers do not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal year ended December 31, 2024, the Company did not make any unregistered issuances or sales of equity securities that were not reported in a Current Report on Form 8-K.

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

We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on next steps to develop a Botox biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a potential Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA in the second half of 2025 to review the results from the studies.

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

The FDA allowed our IND for ABP-450, which supports our clinical trials in cervical dystonia, to proceed in October 2020, and we began treating patients in our Phase 2 clinical study beginning in April 2021. We enrolled 59 patients in this randomized, double-blind, placebo-controlled study across approximately 20 study sites in the United States. Patients enrolled into the study received one of four different injection cycles, low dose of 150 units, mid-dose of 250 units, high dose of 350 units or placebo, with patients evenly split among the four arms. Topline data from the Phase 2 cervical dystonia study, released in September 2022, showed that ABP-450 met all primary endpoints and a number of other key secondary endpoints, supporting the further development of ABP-450 in reducing signs and symptoms associated with cervical dystonia. We may commence a Phase 3 study in cervical dystonia pending the results of the comparative analytical studies and discussions with the FDA in a Biological Product Development meeting.

We have never been profitable from operations and, as of December 31, 2024, we had an accumulated deficit of $431.6 million. We have never generated revenue from ABP-450. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we have sufficient cash to fund our operating plan into the fourth quarter of 2025. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Liquidity and Capital Resources and Going Concern

As disclosed further below in the section titled "Liquidity and Capital Resources", we have incurred operating losses and negative cash flows from operating activities since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2024 (Successor), we had reported cash and cash equivalents of $13 thousand and an accumulated deficit of $431.6 million. As a result of these conditions, management has concluded that substantial doubt about our ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that the financial statements included in this Report are issued. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure sources of financing and ultimately attain profitable operations.

Notice of Noncompliance

On February 3, 2025, the Company received a written notice of non-compliance (the “Notice”) from the NYSE American LLC (the “NYSE American”) stating that the Company is not in compliance with continued listing standards of Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”), which requires stockholders’ equity of $2.0 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years (the “Minimum Requirement”), as defined in Section 1003(a)(i) of the Company Guide. Pursuant to the Notice, the Company reported a stockholders’ deficit of $32.1 million at September 30, 2024 and has had losses in the two most recent fiscal years ended December 31, 2023 based on the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission on May 14, 2024, and the Company is not currently eligible for any exemption from the stockholders’ equity requirement in Section 1003(a) of the Company Guide, and as such, the NYSE American deems the Company below compliance with the Minimum Requirement.

The Notice has no immediate effect on the listing of the Company’s listing on the NYSE American. The Company has been provided with a compliance period of 18 months to regain compliance with the Minimum Requirement. To regain compliance, the Company must submit a plan by March 5, 2025, with which the Company has complied, advising of actions taken or will be taken to regain compliance with the continued listings standards of the Company Guide by August 3, 2026 (the “Plan”). The Plan will be subject to approval and periodic reviews by the NYSE American to monitor compliance with the Plan. If the Plan is not accepted, or if the Plan is accepted but the Company is not in compliance with the Minimum Requirement by August 3, 2026, or if the Company does not make progress consistent with the Plan, then the NYSE American will initiate delisting proceedings as appropriate. The Company intends to consider available options to resolve the non-compliance with the Minimum Requirement by August 3, 2026. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Requirement.

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

Public Offering

On January 6, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis” or the “Underwriter”) pursuant to which the Company agreed to sell and issue, in an underwritten public offering (the “Offering”) 555,571 Common Units, each consisting of (i) one (1) share of Common Stock, (ii) one (1) Series A Registered Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $45.00 (the “Series A Warrants”) and (iii) one (1) Series B Registered Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $45.00 (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”). Additionally, the Company granted Aegis a 45-day option to purchase additional shares of Common Stock and/or Warrants of (i) up to 15.0% of the number of shares of Common Stock sold in the offering, (ii) up to 15.0% of the number of Series A Warrants sold in the offering and (iii) up to 15.0% of the number of Series B Warrants sold in the offering. The purchase price per additional share of Common Stock is equal to the public offering price of one Common Unit (less $0.01 allocated to each full Warrant), less the underwriting discount. The purchase price per additional Warrant is $0.01. On January 7, 2025, Aegis exercised its over-allotment option with respect to 83,334 Series A Warrants and 83,334 Series B Warrants.

 The closing of the Offering occurred on January 7, 2025. The Company received net proceeds of approximately $18.3 million from the Offering, after deducting the offering expenses payable by the Company, including the Underwriter’s fees and expenses. The Company intends to use the net proceeds from the Offering for general corporate purposes, including working capital.

As of March 21, 2025, approximately 89.15% of the Series B Warrants, which can be exercised on a cashless three-shares-per-warrant basis, have been exercised.

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

Reverse Stock Split

On February 24, 2025, following the Special Meeting of Shareholders, the Board approved the filing of a Certificate of Amendment to the Certificate of Incorporation (the “Charter Amendment”) to effect a reverse stock split at a split ratio of 1-for-72 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 72 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders. The Reverse Stock Split will affect all of the Company’s stockholders uniformly and will not affect any stockholder’s percentage ownership interests in the Company. No fractional shares will be issued in connection with the Reverse Stock Split. In lieu of fractional shares, any person who would otherwise be entitled to a fractional share of Common Stock as a result of the reclassification and combination following the effective time of the Reverse Stock Split (after taking into account all fractional shares of Common Stock otherwise issuable to such holder) shall instead receive a number of shares rounded up to the nearest whole share. Proportional adjustments will be made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s outstanding equity awards and warrants, as well as the applicable exercise price, except in cases where the applicable agreement provides otherwise.

On February 26, 2025, the effective date of the Reverse Stock Split, the number of outstanding shares of Common Stock was reduced from approximately 79.9 million shares to approximately 1.1 million shares (subject to rounding of fractional shares, which will be rounded up to the nearest whole share). The capital stock accounts, all share data and earnings (loss) per share, restricted stock units and stock options and corresponding exercise price give effect to the reverse stock split, applied retrospectively, to all periods presented for Successor and on-the-line periods. However, share amounts and per share data for the Predecessor have not been adjusted to reflect our 1-for-72 reverse stock split because the capital structure of Predecessor is not comparable to the Successor.

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

Research and Development Expenses

Our R&D expenses are primarily attributed to the development of ABP-450 for migraine, cervical dystonia and gastroparesis. Due to the stage of our development and our ability to use resources across all of our programs, most of our R&D costs are not recorded on a program-specific basis. We expect our R&D expenses to continue to increase as we, subject to raising additional capital, develop and seek regulatory approval of ABP-450 as a biosimilar product in the United States through a Section 351(k) BLA, using AbbVie Inc.’s product Botox as a proposed reference product for all of the indications for which Botox is approved, other than the cosmetic uses (for which we do not hold development or commercialization rights), which may include initiating a Phase 3 study of ABP-450 in cervical dystonia. R&D expenses associated with these activities may include third-party costs such as expenses incurred under agreements with CROs, the cost of consultants who assist with the development of ABP-450 on a program-specific basis, investigator grants, sponsored research, product costs in connection with acquiring ABP-450 from Daewoong and Botox for use in conducting preclinical and clinical studies, and other third-party expenses attributable to the development of our product candidates.

R&D activities will be critical to achieving our business strategy. The biosimilar pathway will require greater costs in the beginning stages in order to procure the necessary toxin for the analytical studies. Any clinical studies, such as Phase 3 for cervical dystonia, we will generally incur greater development costs than those programs incurred in the earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical studies. We expect our R&D expenses to be significant over the next years as we pursue the development of ABP-450 as a biosimilar and seek regulatory approval using Botox as the reference product. As a result, we are unable to determine the duration and completion costs of our programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.

Acquired in-Process Research and Development

The Company records costs incurred in obtaining technology licenses to research and development expense as acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The acquired IPR&D recorded at the Closing was written off to the Successor’s consolidated statement of operations for the period ended December 31, 2023.

Change in Fair Value of Contingent Consideration

The Company determined that the Contingent Consideration would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive income (loss).

Other Income (Loss), Net

Other loss, net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible notes, forward purchase agreements, warrant liabilities, each described below, at each balance sheet date.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the consolidated statement of operations and comprehensive income (loss).

Loss on embedded forward purchase agreement and make whole derivative - the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which were bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. On the line describes those transactions triggered by the consummation of the Merger that are not recognized in the consolidated financial statements of the Predecessor or the Successor as they are not directly attributable to either period but instead were contingent on the Merger. Subsequent changes in the bifurcated derivatives are recorded in the Successor’s consolidated statements of operations and comprehensive income (loss). Upon termination of the forward purchase agreements in the second quarter of fiscal 2024, the Company recorded a charge to the consolidated statement of operations of $20.3 million to reverse the related subscription receivable and derivative liability on the accompanying consolidated balance sheet.

Change in fair value of warrants - Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the Successor’s consolidated statements of operations and comprehensive income (loss).

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Year Ended
	December 31,
	2024	2023	2023
	Successor	Successor July 22 to December 31	Predecessor January 1 to July 21
Operating expenses:
Selling, general and administrative	$13,643	$9,949	$9,841
Research and development	14,181	13,243	19,803
Acquired in-process research and development	—	348,000	—
Change in fair value of contingent consideration	(100,809)	(52,750)	—
Total operating costs and expenses	(72,985)	318,442	29,644
Income (loss) from operations	72,985	(318,442)	(29,644)
Other income (loss):
Change in fair value of convertible notes	3,311	—	(19,359)
Change in fair value of warrants	(14,719)	2,318	—
Loss on embedded forward purchase agreements and derivative liabilities, net	(19,667)	(8,366)	(11,789)
Other income, net	95	536	114
Total other loss, net	(30,980)	(5,512)	(31,034)
Income (loss) before taxes	42,005	(323,954)	(60,678)
Income taxes	—	—	—
Net income (loss)	$42,005	$(323,954)	$(60,678)
Basic net income (loss) per share	$77.74	$(627.33)	$(0.44)
Diluted net income (loss) per share	$72.93	$(627.33)	$(0.44)
Weighted average shares of common stock outstanding used to compute basic net income (loss) per share	540,360	516,404	138,848,177
Weighted average shares of common stock outstanding used to compute diluted net income (loss) per share	575,945	516,404	138,848,177

Comparison of the year ended December 31, 2024 (Successor) to the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor)

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $13.6 million for the year ended December 31, 2024 (Successor), a decrease of $6.1 million, or 31%, compared to $9.8 million and $9.9 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), respectively. The decrease in SG&A expenses was primarily attributable to a decrease of $4.4 million in legal expenses and professional fees related to the Merger, $1.1 million of stock-based compensation expense, of which $0.9 million is related to the repricing of stock options in connection with the Merger, and $0.5 million in payroll-related expenses due to FTE reduction in May 2024 following the strategic reprioritization to the biosimilar pathway.

Research and Development (R&D) Expenses

R&D expenses were $14.2 million for the year ended December 31, 2024 (Successor), a decrease of $18.9 million, or 57%, compared to $19.8 million and $13.2 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), respectively. The decrease was primarily attributable to $18.5 million reduction in R&D expenses due to wind down of Phase 2 cervical dystonia in 2023 and close out of Phase 2 clinical trials for the migraine programs in mid-2024.

Change in Fair Value of Contingent Consideration

The Company recognized a gain of $100.8 million for the year ended December 31, 2024 (Successor), an increase of $48.1 million, or 91%, compared to $52.8 million related to the change in the fair value of the contingent consideration liability for the period from July 22, 2023 to December 31, 2023 (Successor). See Note 6 Fair Value Measurements to the consolidated financial statements for further discussion. The gain of $100.8 million for the year ended December 31, 2024 is primary due to the changes in probabilities of meeting milestones and fluctuations in stock price from $518.40 at December 31, 2023 to $38.88 at December 31, 2024, as compared to the gain of $52.8 million for the period ended December 31, 2023, which was primarily due to decrease in stock price used in the initial valuation of $780.48 to $518.40 at December 31, 2023.

Other Loss, Net

Other loss, net was $31.0 million for the year ended December 31, 2024, a decrease of $5.6 million, or 15%, compared to $31.0 million and $5.5 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), respectively. The change is primarily due to a gain of $3.3 million for the year ended December 31, 2024 (Successor) compared to a loss of $19.4 million for the period from January 1, 2023 to July 21, 2023 (Predecessor) related to changes in fair value of convertible notes, offset by a loss on change in fair value of warrants of $14.7 million for the year ended December 31, 2024, compared to a gain of $2.3 million on change in fair value of warrants for the period from July 22, 2023 to December 31, 2023 (Successor).

Liquidity and Capital Resources

Our primary sources of capital have been debt financing (Predecessor) and equity financing (Successor). We have experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of December 31, 2024 (Successor), we had reported cash and cash equivalents of $13 thousand and an accumulated deficit of $431.6 million.

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

On July 9, 2024, we announced a strategic reprioritization to pursue a Section 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product. We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on next steps to develop a Botox biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a potential Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA in the second half of 2025 to review the results from the studies. However, the commencement of studies, preparation for the potential BPD meeting and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders.

On January 6, 2025, we entered into an underwriting agreement with Aegis pursuant to which we agreed to sell and issue, in an underwritten public offering (the “Offering”) 555,571 Common Units, each consisting of (i) one (1) share of Common Stock, (ii) one (1) Series A Registered Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $45.00 (the “Series A Warrants”) and (iii) one (1) Series B Registered Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $45.00 (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”). Additionally, the Company granted Aegis a 45-day option to purchase additional shares of Common Stock and/or Warrants of (i) up to 15.0% of the number of shares of Common Stock sold in the offering, (ii) up to 15.0% of the number of Series A Warrants sold in the offering and (iii) up to 15.0% of the number of Series B Warrants sold in the offering. The purchase price per additional share of Common Stock is equal to the public offering price of one Common Unit (less $0.01 allocated to each full Warrant), less the underwriting discount. The purchase price per additional Warrant is $0.01. On January 7, 2025, Aegis exercised its over-allotment option with respect to 83,334 Series A Warrants and 83,334 Series B Warrants. The Offering closed on January 7, 2025, and the Company received net proceeds of approximately $18.3 million from the Offering, after deducting the offering expenses payable by the Company, including the Underwriter’s fees and expenses.

As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the fourth quarter of 2025. We will actively attempt to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all.

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

We may receive additional capital from the cash exercise of the Private Placement Warrants. However, the exercise price of our Private Placement Warrants is $828.00 per warrant and the last reported sales price of our common stock on March 17, 2025 was $0.73. The likelihood that holders of the Private Placement Warrants will exercise their Private Placement Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our common stock after effectiveness of the registration statement related thereto registering the issuance of common stock underlying the Private Placement Warrants. If the trading price for our common stock does not maintain a price above $828.00 per share, we do not expect holders to exercise their Warrants for cash. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of the Private Placement Warrants when planning for our operational funding needs. The Private Placement Warrants may be exercised on a cashless basis at any time and we will not receive any proceeds from such exercise, even if the Private Placement Warrants are in-the-money.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 (Successor) was $20.3 million, consisting primarily of a net income of $42.0 million (Successor) and non-cash charges of $(63.0) million, consisting primarily of $(100.8) million related to change in fair value of contingent consideration (Successor) and $(3.3) million related to the change in fair value of the convertible notes (Successor), offset by $19.7 million related to loss on forward purchase agreement and derivative liabilities (Successor), $14.7 million related to change in fair value of warrants (Successor) and $6.3 million non-cash expense related to stock-based compensation for our executives and directors (Successor); and an increase in accounts payable of $2.5 million and a decrease in accrued expenses and other liabilities of $1.4 million due to timing of payments.

Net cash used in operating activities for the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) were $21.7 million and $26.1 million, respectively, consisting primarily of a net losses of $60.7 million (Predecessor) and $324.0 million (Successor), respectively, and non-cash charges of $34.4 million (Predecessor) and $305.1 million (Successor), consisting primarily of $348.0 million (Successor) write off of acquired IR&D, $19.4 million related to the change in fair value of the convertible notes (Predecessor), $11.8 million (Predecessor) and $8.4 million (Successor) related to change in fair value of derivatives and $3.2 million (Predecessor) and $3.8 million (Successor) non-cash expense related to stock-based compensation for our executives and directors, offset by $(52.8) million related to change in fair value of contingent consideration

(Successor) and $(2.3) million related to change in fair value of warrants (Successor); and a decrease in accounts payable of $4.6 million related to timing of payments to our vendors, offset by an increase in accrued expenses and other liabilities of $2.5 million primarily related to increase in clinical trial accrual of $3.0 million.

Cash Flows from Investing Activities

There was no cash used in investing activities for the year ended December 31, 2024 and the period from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor).

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) were $15.1 million, $14.0 million and $0, respectively, primarily related to the issuance of convertible notes.

Contingent Consideration

As part of the Merger, Founder Shares and certain Participating Stockholders shares (together, “Contingent Consideration Shares”), as further discussed below, contain certain contingent provisions.

On April 27, 2023, Priveterra and Old AEON amended the Business Combination Agreement. Concurrently with the amendment to the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. In addition following the Closing, certain AEON stockholders will be issued a portion of up to 222,653 additional shares of common stock

Pursuant to the terms of the Sponsor Support Agreement, as amended, effective immediately after the Closing, 50% of the Founder Shares (i.e., 47,921 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in this Sponsor Support Agreement. The remaining 50% of the Founder Shares and 100% of the Private Placement Warrants are not subject to such restrictions and forfeiture provisions. The Contingent Founder Shares shall vest, and shall become free of the provisions as follows:

●	13,890 of the Contingent Founder Shares (the “Migraine Phase 3 Contingent Founder Shares”) shall vest upon the achievement of the conditions for the issuance of the Migraine Phase 3 Contingent Consideration Shares on or prior to the Migraine Phase 3 Outside Date;
●	13,890 of the Contingent Founder Shares (the “CD BLA Contingent Founder Shares”) shall vest upon the achievement of the conditions for the issuance of the CD BLA Contingent Consideration Shares on or prior to the CD BLA Outside Date; and
●	20,141 of the Contingent Founder Shares (the “Episodic/Chronic Migraine Contingent Founder Shares”) shall vest upon the earlier of (x) the achievement of the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares on or before the Episodic Migraine Outside Date and (y) the achievement of the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares on or before the Chronic Migraine Outside Date.

The Sponsor has agreed not to vote the Contingent Founder Shares during any period of time that such Contingent Founder Shares are subject to vesting.

Following the Closing, in addition to the consideration received at the Closing and as part of the overall consideration paid in connection with the Merger, certain holders of common stock in Old AEON (the “Participating AEON Stockholders”) will be issued a portion of up to 222,653 additional shares of common stock, as follows:

●	13,996 shares of common stock, in the aggregate, if, on or before June 30, 2025 (as it may be extended, the “Migraine Phase 3 Outside Date”), the Company shall have commenced a Phase 3 clinical study for the treatment of chronic migraine or episodic migraine, which Phase 3 clinical study will have been deemed to commence upon the first subject having received a dose of any product candidate that is being researched, tested, developed or manufactured by or on behalf of the Company or any of its subsidiaries (any such product candidate, a “Company Product”) in connection with such Phase 3 clinical study (such 13,996 shares of common stock, the “Migraine Phase 3 Contingent Consideration Shares”); and
●	55,659 shares of common stock, in the aggregate, if, on or before November 30, 2026 (as it may be extended, the “CD BLA Outside Date”), the Company shall have received from the FDA acceptance for review of the BLA submitted by the Company for the treatment of cervical dystonia (such 55,659 shares of common stock, the “CD BLA Contingent Consideration Shares”);
●	55,659 shares of common stock, in the aggregate, if, on or before June 30, 2029 (as it may be extended, the “Episodic Migraine Outside Date”), the Company shall have received from the FDA acceptance for review of the BLA submitted by the Company for the treatment of episodic migraine (such 55,659 shares of common stock, the “Episodic Migraine Contingent Consideration Shares”); provided that in the event the satisfaction of the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares occurs prior to the satisfaction of the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares, then the number of Episodic Migraine Contingent Consideration Shares shall be increased to 152,998 shares of common stock; and
●	97,339 shares of common stock, in the aggregate, if, on or before June 30, 2028 (as it may be extended, the “Chronic Migraine Outside Date”, and together with the Migraine Phase 3 Outside Date, the CD BLA Outside Date and the Episodic Migraine Outside Date, the “Outside Dates”), the Company shall have received from the FDA acceptance for review of the BLA submitted by AEON for the treatment of chronic migraine (such 97,339 shares of common stock, the “Chronic Migraine Contingent Consideration Shares”); provided that in the event that the number of Episodic Migraine Contingent Consideration Shares is increased to 152,998, then the number of Chronic Migraine Contingent Consideration Shares shall be decreased to zero and no Contingent Consideration Shares will be issued in connection with the satisfaction of the conditions to the issuance of the Chronic Migraine Contingent Consideration Shares.
●	In the event that the Company licenses any of its products (except in connection with migraine or cervical dystonia indications) to a third-party licensor for distribution in the U.S. market (a “Qualifying License”) prior to the satisfaction of (x) the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares and (y) the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares, then upon the entry of AEON into such Qualifying License, 27,992 shares of common stock shall become due and payable to Participating Stockholders and the number of Episodic Migraine Contingent Consideration Shares and (A) the number of Episodic Migraine Contingent Consideration Shares shall be reduced by 13,996 or by 27,992 and (B) the number of Chronic Migraine Contingent Consideration Shares shall be reduced by 13,996, but not below zero.

The Company accounts for the Contingent Consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive income (loss), while the founder shares were recorded to equity. As of December 31, 2024 and 2023 (Successor), the contingent consideration liability was $3.5 million and $104.4 million, respectively. The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. The Company recognized $100.8 million and $52.8 million in income related to the change in fair value of contingent consideration for the year ended December 31, 2024 (Successor) and for the period from July 22, 2023 to December 31, 2023 (Successor) on the consolidated statements of operations and comprehensive income (loss).

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

Acquired in-Process Research and Development

The Company records costs incurred in obtaining technology licenses to research and development expense as acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use. The Company used a Multi-Period Excess Earnings Method under the Income Approach for the valuation of IPR&D. The valuation is subject to inputs and assumptions that have variability, including, but not limited to, the discount rate used, the total addressable market for each potential drug, market penetration assumptions, and the estimated timing of commercialization of the drugs. Changes in these inputs and assumptions could have a significant impact on the fair value of the IPR&D. The IPR&D recorded at the Closing was written off in the Successor’s consolidated statement of operations and comprehensive income (loss) (see Note 3 Forward Merger to the consolidated financial statements).

Contingent Consideration (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive income (loss). The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. The valuation is subject to inputs and assumptions that have variability, including stock price and milestone probabilities. As stock price and/or probabilities of achieving the milestones increases or decreases, this may result in an increase or decrease, respectively, in the liability.

Forward Purchase Agreements (Successor)

Based on the applicable guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”), the Company has determined it is a freestanding financial instrument and the prepaid forward contract is a derivative instrument. The Company has recorded the prepaid forward contract as a derivative liability and measured it at fair value with the initial value of the derivative recorded as a loss “on the line” in the Successor’s opening accumulated deficit. Subsequent changes in the fair value of the forward purchase agreements are recorded in the Successor’s consolidated statements of operations and comprehensive income (loss). The Company utilized the Monte-Carlo valuation model to value the forward purchase agreements.

The valuation is subject to inputs and assumptions that have variability, including stock price, risk-free rate and volatility, and changes in these inputs may result in increases or decreases in the liabilities.

Warrants (Successor)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive income (loss). Prior to the public warrant redemptions, the Company utilized the publicly reported market price of the public warrants to value the warrant liability. After the redemption, the Company uses the Black-Scholes model to value the private warrants. The valuation is subject to inputs and assumptions that have variability, including market price of warrants, and changes in warrant price may result in an increase or decrease in the liability.

Share-based Compensation

The Company accounts for the measurement and recognition of compensation expense for all share-based awards based on the estimated fair value of the awards at grant date. The Company measures the fair value of awards granted using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the Company’s share price, expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected life. The Company also evaluates the impact of modifications made to the original terms of equity awards when they occur. The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the consolidated balance sheets and in selling, general and administrative or research and development expenses in the consolidated statements of operations and comprehensive income (loss). All stock-based compensation costs are recorded in the consolidated statements of operations and comprehensive income (loss) based upon the underlying employee’s role within the Company.

Convertible Notes

We elected to account for our convertible notes, which meets the required criteria, at fair value at inception. We recorded the initial fair value of the convertible notes as a liability on the consolidated balance sheets. Subsequent changes in fair value are recorded as a component of other income (loss) in the consolidated statements of operations and comprehensive income (loss) or as a component of other comprehensive income (loss) for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the liabilities are expensed as incurred. The fair value of the convertible notes was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various qualified financings, corporate transaction and dissolution scenarios. The significant unobservable input assumptions that can significantly change the fair value included (i) the discount rates, (ii) the timing of payments, and (iii) the probability of certain settlement scenarios.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 185)	92

Consolidated Balance Sheets as of December 31, 2024 (Successor) and December 31, 2023 (Successor)	93

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor)	94

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit for the year ended December 31, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor)	95

Consolidated Statements of Cash Flows for the year ended December 31, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor)	96

Notes to Consolidated Financial Statements	97

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of AEON Biopharma, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AEON Biopharma, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023 (Successor), the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ deficit, and cash flows for the year ended December 31, 2024 (Successor) and for the periods from January 1, 2023 through July 21, 2023 (Predecessor), and July 22, 2023 through December 31, 2023 (Successor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2024 (Successor) and for the periods from January 1, 2023 through July 21, 2023 (Predecessor), and July 22, 2023 through December 31, 2023 (Successor), in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 24, 2025

AEON BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$13	$5,158
Prepaid expenses and other current assets	1,577	1,064
Total current assets	1,590	6,222
Property and equipment, net	235	332
Operating lease right-of-use asset	1,288	262
Other assets	29	29
Total assets	$3,142	$6,845
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,910	$3,388
Accrued clinical trials expenses	3,571	5,128
Accrued compensation	1,068	943
Other accrued expenses	3,600	3,590
Total current liabilities	14,149	13,049
Convertible notes at fair value, including related party amount of $11,689 and $0, at December 31, 2024 and December 31, 2023, respectively	11,689	—
Operating lease liability	1,145	—
Warrant liability	1,187	1,447
Contingent consideration liability	3,541	104,350
Embedded forward purchase agreements and derivative liabilities	—	41,043
Total liabilities	31,711	159,889
Commitments and contingencies
Stockholders’ Deficit:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized at December 31, 2024 and December 31, 2023, and 555,511 and 516,404 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	403,024	381,264
Subscription receivables	—	(60,710)
Accumulated deficit	(431,597)	(473,602)
Total stockholders' deficit	(28,569)	(153,044)
Total liabilities and stockholders' deficit	$3,142	$6,845

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data)

	Year Ended
	December 31,
	2024	2023	2023
	Successor	Successor July 22 to December 31	Predecessor January 1 to July 21
Operating expenses:
Selling, general and administrative	$13,643	$9,949	$9,841
Research and development	14,181	13,243	19,803
Acquired in-process research and development	—	348,000	—
Change in fair value of contingent consideration	(100,809)	(52,750)	—
Total operating costs and expenses	(72,985)	318,442	29,644
Income (loss) from operations	72,985	(318,442)	(29,644)
Other income (loss):
Change in fair value of convertible notes	3,311	—	(19,359)
Change in fair value of warrants	(14,719)	2,318	—
Loss on embedded forward purchase agreements and derivative liabilities, net	(19,667)	(8,366)	(11,789)
Other income, net	95	536	114
Total other loss, net	(30,980)	(5,512)	(31,034)
Income (loss) before taxes	42,005	(323,954)	(60,678)
Income taxes	—	—	—
Net income (loss)	$42,005	$(323,954)	$(60,678)
Basic net income (loss) per share	$77.74	$(627.33)	$(0.44)
Diluted net income (loss) per share	$72.93	$(627.33)	$(0.44)
Weighted average shares of common stock outstanding used to compute basic net income (loss) per share	540,360	516,404	138,848,177
Weighted average shares of common stock outstanding used to compute diluted net income (loss) per share	575,945	516,404	138,848,177

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Convertible				Additional					Non-	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Treasury Stock		controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Shares	Amount	Interest	Deficit
Balance as of January 1, 2024 (Successor)	—	$—	516,404	$4	$381,264	$(60,710)	$(473,602)	—	$—	$—	$(153,044)
Net income	—	—	—	—	—	—	42,005	—	—	—	42,005
Termination of Forward Purchase Agreements	—	—	—	—	—	60,710	—	—	—	—	60,710
Issuance of shares and reclassification of liability related to cashless warrant exercises	—	—	27,310	—	14,979	—	—	—	—	—	14,979
Issuance of shares related to at-the-market offering, net	—	—	2,241	—	147	—	—	—	—	—	147
Issuance of common stock	—	—	5,556	—	384	—	—	—	—	—	384
Stock-based compensation expense	—	—	4,000	—	6,250	—	—	—	—	—	6,250
Balance as of December 31, 2024 (Successor)	—	$—	555,511	$4	$403,024	$—	$(431,597)	—	$—	$ =	$(28,569)

Balance as of July 22, 2023 (Successor)	—	$—	516,404	$4	$377,498	$(60,710)	$(149,648)	—	$—	$—	$167,144
Net loss	—	—	—	—	—	—	(323,954)	—	—	—	(323,954)
Stock-based compensation expense	—	—	—	—	3,766	—	—	—	—	—	3,766
Balance as of December 31, 2023 (Successor)	—	$—	516,404	$4	$381,264	$(60,710)	$(473,602)	—	$—	$—	$(153,044)

Balance as of January 1, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$187,348	$—	$(474,839)	(22,821)	$(23)	$17,087	$(270,413)
Net loss	—	—	—	—	—	—	(60,678)	—	—	—	(60,678)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	3,235	3,235
Debt extinguishment due to warrant modification	—	—	—	—	17,036	—	—	—	—	—	17,036
Balance as of July 21, 2023 (Predecessor)	21,257,708	$137,949	138,848,177	$14	$204,384	$—	$(535,517)	(22,821)	$(23)	$20,322	$(310,820)

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Year Ended
	December 31,
	2024	2023
	Successor	Successor July 22 to December 31	Predecessor January 1 to July 21
Cash flows from operating activities:
Net income (loss)	$42,005	$(323,954)	$(60,678)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	97	45	54
Stock-based compensation expense	6,250	3,766	3,235
Non-cash issuance of common stock	384	—	—
Write-off of acquired in-process research and development	—	348,000	—
Change in fair value of convertible notes	(3,311)	—	19,359
Change in fair value of warrants	14,719	(2,318)	—
Change in fair value of embedded forward purchase agreements and derivative liabilities	19,667	8,366	11,789
Change in fair value of contingent consideration	(100,809)	(52,750)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(513)	(693)	36
Accounts payable	2,522	(4,342)	(248)
Accrued expenses and other liabilities	(1,423)	(2,204)	4,736
Other assets and liabilities	120	4	(28)
Net cash used in operating activities	(20,292)	(26,080)	(21,745)
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes	15,000	—	14,000
Proceeds from issuance of at-the-market shares	147	—	—
Net cash provided by financing activities	15,147	—	14,000
Net decrease in cash	(5,145)	(26,080)	(7,745)
Cash and cash equivalents at beginning of period	5,158	31,238	9,746
Cash and cash equivalents at end of period	$13	$5,158	$2,001

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

Under the Business Combination Agreement, the Company agreed to acquire all outstanding equity interests of Old AEON for approximately 229,167 shares of Class A common stock, par value $0.0001 per share (“common stock”), which Old AEON’s stockholders received in the form of shares of common stock of the Company (the consummation of the Merger and the other transactions contemplated by the Business Combination Agreement, collectively, the “Merger”). In addition, following the closing of the Merger (the “Closing”), certain AEON stockholders will be issued up to 222,653 additional shares of common stock to the extent certain milestones are achieved.

Prior to the Closing, Priveterra shares were listed on Nasdaq as “PMGM.” The post-Merger Company common stock and warrants commenced trading on the NYSE American under the symbols “AEON” and “AEON WS,” respectively, on July 24, 2023. See Note 3 Forward Merger for additional details. The outstanding public warrants were fully redeemed in April 2024, and as such, there are no public warrants outstanding as of December 31, 2024. Refer to Note 6 for additional information.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of December 31, 2024, the Company reported cash of $13 thousand and an accumulated deficit of $431.6 million. The Company expects to incur losses and use cash in its operations for the foreseeable future.

On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company originally intended to pursue submission of an Original BLA seeking one or more potential therapeutic indications for ABP-450. However, in May 2024, the Company announced the discontinuation of its Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures. On July 9, 2024, the Company announced a strategic reprioritization to pursue a Section 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product. The Company held an initial meeting with the FDA in the third quarter of 2024 during which it aligned with the FDA on next steps to develop a Botox biosimilar. The Company commenced analytical studies in the fourth quarter of 2024 to prepare for a potential Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA to review the results from the studies in the second half of 2025.

On August 14, 2024, the Company entered into an “at-the-market” sales agreement with Leerink Partners LLC (“Leerink Partners”) relating to an at-the-market offering program (the “ATM”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock, registered pursuant to a shelf registration statement on Form S-3 that the

Securities and Exchange Commission (the “SEC”) declared effective on August 21, 2024, having aggregate gross proceeds of up to $50.0 million through Leerink Partners as sales agent. As of December 31, 2024, the Company issued 2,241 shares under the ATM for net proceeds of $0.2 million and approximately $49.8 million of common stock remained available to be sold under the ATM. See Note 8 Common Stock for additional information.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. The Company’s most significant estimates relate to the research and development accruals, valuation of common stock and related stock-

based compensation, and the fair values of contingent consideration, forward purchase agreements, in-process research and development, warrant liabilities, convertible notes, among others. Although the Company bases estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments over the carrying values of assets and liabilities, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Segment Reporting

The Company determined that it operates and manages its business as one operating segment, focused on the research and development of ABP-450. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews its consolidated operating results for the purpose of assessing liquidity needs, allocating resources and evaluating financial performance. Asset information, including monitoring of its cash and cash equivalents, provided to the CODM is consistent with those reported on the consolidated balance sheets. The key measure of the Company’s single segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s operating income (loss) as reported on the consolidated statement of operations and comprehensive income (loss).

The table below shows a reconciliation of the Company’s net income (loss), including the significant expense categories regularly provided to and reviewed by the CODM, as computed under US GAAP to the Company’s total consolidated net income (loss) as reported in the consolidated statement of operations:

	Year Ended
	December 31,
	2024	2023	2023
	Successor	Successor July 22 to December 31	Predecessor January 1 to July 21

Segment operating expenses:
Compensation and benefits	$9,153	$5,377	$5,548
Professional and legal fees	6,233	5,499	5,641
Office and travel	1,533	886	470
Research and development	10,905	11,430	17,985
Total selling, general and administrative, and research and development	27,824	23,192	29,644
Acquired in-process research and development	—	348,000	—
Change in fair value of contingent consideration	(100,809)	(52,750)	—
Total operating costs and expenses	(72,985)	318,442	29,644
Income (loss) from operations	72,985	(318,442)	(29,644)
Other segment items:
Change in fair value of convertible notes	3,311	—	(19,359)
Change in fair value of warrants	(14,719)	2,318	—
Loss on embedded forward purchase agreements and derivative liabilities, net	(19,667)	(8,366)	(11,789)
Other income, net	95	536	114
Total other segment items, net	(30,980)	(5,512)	(31,034)
Income (loss) before taxes	42,005	(323,954)	(60,678)
Income taxes	—	—	—
Segment net income (loss)	$42,005	$(323,954)	$(60,678)

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s furniture and fixtures are depreciated on a straight-line basis over a period of seven years. Equipment is depreciated over a useful life of five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the related lease term. Property and equipment, net, as of December 31, 2024 and December 31, 2023 are as follows (in thousands):

	December 31,
	2024	2023

Furniture and fixtures	$199	$199
Equipment	237	237
Leasehold improvements	66	66
Property and equipment	502	502
Accumulated depreciation	(267)	(170)
Property and equipment, net	$235	$332

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	December 31,
	2024	2023
Legal expenses	$2,455	$1,867
Excise tax liability	569	569
Operating lease liability - short term portion	121	278
Daewoong vial usage	—	33
Remaining other accrued expenses	455	843
Total other accrued expenses	$3,600	$3,590

Convertible Notes

The Company elected to account for its convertible promissory notes at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the consolidated statements of operations or as a component of other comprehensive income (loss) for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred. The Predecessor convertible promissory notes were converted into shares of the Company’s common stock at the Closing.

Contingent Consideration (Successor)

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration specific terms (as further defined in Note 6) and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration would be classified as a liability on the Successor’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive income (loss).

Forward Purchase Agreements (Successor)

Based on the applicable guidance in ASC 480, ASC 815, Equity (“ASC 505”) and Staff Accounting Bulletin Topic 4.E, Receivables from Sale of Stock (“SAB 4E”), the Company had determined that each of its forward purchase agreements entered in connection with the Merger was a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which were bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value each reporting period. For more information, see Note 3 Forward Merger. Subsequent changes in the bifurcated derivatives were recorded in the Successor’s consolidated statements of operations and comprehensive income (loss). The forward purchase agreements were terminated in March 2024, and the loss related to the termination was recorded to the consolidated statement of operations and comprehensive income (loss).

Warrants (Successor)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized in the Successor’s consolidated statements of operations and comprehensive income (loss).

Convertible Preferred Stock (Predecessor)

The Company recorded its Predecessor convertible preferred stock at their respective issuance price, less issuance costs on the dates of issuance. As part of the Merger, each share of Old AEON common stock issued with respect to the Old AEON convertible preferred stock was converted into approximately 0.0323 shares of common stock and the right to receive a pro-rata portion of the contingent consideration.

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

The Company accrues the expenses for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services. Payments made to outside service providers in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. There have been no material adjustments to the Company’s estimates for clinical trial expenses through December 31, 2024 (Successor) and December 31, 2023 (Successor).

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

The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the consolidated balance sheets and in selling, general and administrative or research and development expenses in the consolidated statements of operations and comprehensive income (loss). All stock-based compensation costs are recorded in the consolidated statements of operations and comprehensive income (loss) based upon the underlying employee’s role within the Company.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations and comprehensive income (loss). Any accrued interest and penalties related to uncertain tax positions will be reflected as a liability in the consolidated balance sheets.

Net Income (Loss) Per Share Attributable to Common Stockholders

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

Subsequent to the Merger, the Company only has one class of shares. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive shares of common stock. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average shares of common stock and potentially dilutive securities outstanding during the period using the treasury stock and if-converted methods, unless their inclusion would have been anti-dilutive. For purposes of the diluted net loss per share calculation, convertible preferred stock, warrants, convertible notes and common stock options were considered as potentially dilutive securities.

For the year ended December 31, 2024 (Successor), dilutive stock options of 24,245 and restricted stock units of 11,339 were included in the calculation of diluted net income per share. Since the Company was in a loss position for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive shares of common stock was anti-dilutive.

Basic and diluted net income per share for the year ended December 31, 2024 was calculated as follows (in thousands, except share and per share amounts):

Year ended December 31, 2024 (Successor)
Net income	$42,005
Weighted average shares of common stock outstanding, basic	540,360
Net income per share, basic	$77.74
Weighted average shares of common stock outstanding, diluted	575,945
Net income per share, diluted	$72.93

Basic and diluted net loss per share for the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor) were calculated as follows (in thousands, except share and per share amounts):

Period from January 1, 2023 to July 21, 2023 (Predecessor)
Net loss	$(60,678)
Weighted average shares of common stock outstanding, basic and diluted	138,848,177
Net loss per share, basic and diluted	$(0.44)

Period from July 22, 2023 to December 31, 2023 (Successor)
Net loss	$(323,954)
Weighted average shares of common stock outstanding, basic and diluted	516,404
Net loss per share, basic and diluted	$(627.33)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive impact:

	December 31,
	2024	2023
	Successor	Successor July 22 to December 31	Predecessor January 1 to July 21
Warrants	55,403	201,112	14,479,999
Common stock options and restricted stock units	88,999	67,927	4,888,537
Convertible notes	399,128	—	—
	543,530	269,039	19,368,536

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. This update requires public entities to disclose information about their reportable segments’ significant expenses that are regularly provided to the CODM and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 31, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard during its fiscal year ended December 31, 2024. For the purpose of the adoption of ASU 2023-07, the Company performed an evaluation of financial information regularly reviewed by the Company’s CODM for purposes of assessing liquidity needs, allocating resources and evaluating performance. See Note 2 Summary of Significant Accounting Policies - Segment Reporting for more information.

Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve financial reporting by requiring disaggregated disclosure of certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

At the effective time of the Merger (the “Effective Time”), each outstanding share of Old AEON common stock (on an as-converted basis after taking into effect the conversion of the outstanding warrants of Old AEON exercisable for shares of Old AEON preferred stock, the conversion of the shares of Old AEON preferred stock into Old AEON common stock in accordance with the governing documents of Old AEON as of the Effective Time, the conversion of the outstanding convertible notes of Old AEON into Old AEON common stock in accordance with the terms of such convertible notes and after giving effect to the issuance of Old AEON common stock in connection with the merger of ABP Sub, Inc. with and into Old AEON) issued and outstanding immediately prior to the Effective Time converted into the right to receive approximately 0.0323 shares of the Company’s common stock and the right to receive a pro-rata portion of the contingent consideration. In addition, each share of Priveterra Class B common stock (“Founder Shares”), par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time converted into one share of common stock totaling 95,842 common shares (of which 47,921 Founder Shares are subject to certain vesting and forfeiture conditions).

In connection with the Merger, on January 6, 2023, Priveterra and Old AEON entered into separate subscription agreements for convertible notes with each of Alphaeon 1 LLC (“A1”) and Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) (collectively, the “Original Committed Financing Agreements”), pursuant to which A1 and Daewoong agreed to purchase, and Priveterra and Old AEON agreed to sell to each of them, up to $15 million and $5 million, respectively, aggregate of principal of interim convertible notes or equity. Further, on June 8, 2023, Old AEON and Priveterra entered into a committed financing agreement with A1 (the “Additional Committed Financing Agreement”), pursuant to which A1 agreed to purchase, and Priveterra and Old AEON agreed to sell to A1, up to an additional $20 million aggregate principal of interim convertible notes or equity. Pursuant to such agreement, Old AEON issued $14 million of interim convertible notes to A1 in the first and second quarters of 2023. The notes were subsequently measured at fair value under a fair value option election, with changes in fair value reported in earnings of the Predecessor (Old AEON). Conversion of the notes was contingent and automatically convertible on the Merger, and 30,920 shares of Priveterra Class A common stock were issued on the Closing Date in settlement of their conversion. The proceeds from the interim convertible notes were used to fund Old AEON’s operations through the consummation of the Merger. Additionally, approximately $25 million was received on the Closing Date in exchange for an aggregate of 49,604 shares of Priveterra Class A common stock at $504.00 per share that were issued under the Original Committed Financing Agreements and Additional Committed Financing Agreements, and was reflected “on the line” in the Successor’s opening accumulated deficit.

On April 27, 2023, Priveterra and AEON amended the Business Combination Agreement. Concurrently with the amendment to the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. See Note 6 Fair Value Measurements for additional information. The fair value of the contingent consideration at the Closing was valued to be $125.7 million, and is included in the purchase price. Additionally, the Successor assumed the Predecessor’s 2019 Incentive Award Plan, and as such, the fair value of the replacement awards of $13.3 million were included in purchase consideration, $11.5 million related to stock options and $1.8 million related to restricted stock units. See Note 10 Share-Based Compensation for additional information.

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

Costs incurred in obtaining technology licenses are charged to research and development expense as IPR&D if the technology licensed has not reached technological feasibility and has no alternative future use. The IPR&D recorded at the Closing of $348.0 million was written off in the Successor’s consolidated statement of operations and comprehensive income (loss). To estimate the value of the acquired IPR&D, the Company used a Multi-Period Excess Earnings Method under the Income Approach. The determination of the fair value requires management to make significant estimates including, but not limited to, the discount rate used, the total addressable market for each potential drug, market penetration assumptions, and the estimated timing of commercialization of the drugs. Changes in these assumptions could have a significant impact on the fair value of the IPR&D. The significant assumptions used in determining IPR&D was the discount rate of 25%, implied internal rate of return of 24.8% and long-term growth rate of 4%.

The following is a summary of the purchase price calculation (in thousands except share and per share data).

Number of shares issued as consideration in the Merger	229,167
Shares issued for interim convertible notes related to Committed Financing	30,920
Total number of shares of common stock of the combined company	260,087
Multiplied by the Priveterra share price, as of the Closing	$780.48
Total	$202,992
Fair value of contingent consideration	125,699
Replacement of share-based payment awards	13,331
Assumed liabilities	125
Total purchase price	$342,147

The allocation of the purchase price was as follows (in thousands).

Cash and cash equivalents	$2,001
Net working capital (excluding cash and cash equivalents)	(16,182)
Other assets and liabilities	775
Acquired in-process research and development	348,000
Net assets acquired	334,594
Loss on consolidation of VIE	7,553
Total purchase price	$342,147

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

		Shares of common stock	Common stock amount	Subscription Receivable	APIC	Accumulated Deficit

Priveterra closing equity as of July 21, 2023		7,739	$—	$—	$5,937	$(12,897)
Shares issued as Consideration in the Merger	Note 1	229,167	2	—	192,189	—
Merger Consideration - Shares issued for Interim Convertible Notes related to Committed Financing	Note 5	30,920	—	—	24,132	—
Stock-Compensation for Class B Founder Shares	Note 3	95,842	1	—	68,972	(68,972)
Forward Purchase Agreements	Note 6	87,154	1	(60,710)	66,714	(38,255)
Issuance of Make-Whole derivative	Note 6	—	—	—	—	(427)
Shares issued in New Money PIPE Subscription Agreements	Note 6	13,910	—	—	10,844	(6,433)
Shares issued for Committed Financing	Note 6	49,604	—	—	38,714	(13,714)
Contingent Founder Shares	Note 6	—	—	—	(31,401)	—
Loss on Consolidation of VIE	Note 3	—	—	—	—	(7,553)
Other Miscellaneous		2,068	—	—	1,397	(1,397)
Total		516,404	$4	$(60,710)	$377,498	$(149,648)

The Sponsor, in connection with Priveterra’s IPO, purchased 95,842 shares of Class B common stock (the “Founder Shares”) for $25,000 (approximately $0.288 per share). These shares had no value until Priveterra effected the Merger. Upon the Merger, the Founder Shares automatically converted to shares of common stock. This conversion was solely contingent upon the completion of the Merger, a performance condition, and did not include any future service requirements. As such, the grant date fair value of the 95,842 shares was expensed in the amount of $69.0 million and is presented “on the line.” Pursuant to the terms of the Sponsor Support Agreement, as amended, effective at the Closing, 50% of the Founder Shares (i.e., 47,921 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in this Sponsor Support Agreement. As such, the fair value at Closing of the remaining 47,921 shares with vesting conditions in the amount of $31.4 million was reclassified from additional paid-in capital to contingent consideration liability on the accompanying Successor’s consolidated balance sheet.

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

Due to certain embedded features within the 2019 Convertible Notes, the Predecessor elected to account for the 2019 Convertible Notes and all their embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other income (loss) in the Predecessor’s consolidated statements of operations and comprehensive income (loss) or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the 2019 Convertible Notes were expensed as incurred.

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

During the period from January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor recognized $1.6 million of expense related to the increase in the fair value of the 2019 Convertible Notes. As of December 31, 2022 (Predecessor), the principal amount outstanding under the 2019 Convertible Notes was $6.0 million, with an estimated fair value of $16.2 million. The 2019 Convertible Notes were converted into shares of the Successor’s common stock at the Closing and were recorded “on the line” as part of the shares issued as consideration in the Merger (see Note 3 Forward Merger).

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

Due to certain embedded features within the SCH Convertible Note, the Predecessor elected to account for the SCH Convertible Note and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other income (loss) in the Predecessor’s consolidated statements of operations and comprehensive income (loss) or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, any direct costs and fees related to the SCH Convertible Note were expensed as incurred.

Additionally, the 2020 Strathspey Crown note’s maturity date was extended from January 2, 2023 to December 29, 2023. The original note had a principal of $17.5 million. Upon the original maturity date, the total due was $30.6 million. The interest rate was increased from 0.0% to 15.79% on the total of $30.6 million from the original maturity date to the new maturity date.

During the period from January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor recognized $4.2 million of expense related to the increase in the fair value of the SCH Convertible Note. As of December 31, 2022, the principal amount outstanding under the SCH Convertible Note was $17.5 million, with an estimated fair value of $25.1 million.

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

Due to certain embedded features within the 2021 A1 Convertible Notes, the Predecessor elected to account for the 2021 A1 Convertible Notes and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other income (loss) in the accompanying Predecessor’s consolidated statements of operations and comprehensive income (loss) or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk.

During the period from January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor recognized $3.0 million of expense related to the increase in the fair value of the 2021 A1 Convertible Notes. As of December 31, 2022, the principal amount outstanding under the 2021 A1 Convertible Notes was $10 million, with an estimated fair value of $8.7 million. The 2021 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

During the year ended December 31, 2022, the Predecessor issued five additional tranches of subordinated convertible promissory notes to A1 on February 18, 2022, March 9, 2022, April 14, 2022, June 3, 2022 and July 1, 2022 (collectively, the “2022 A1 Convertible Notes”), the first four with a principal amount of $3.0 million each and the fifth issued July 1, 2022, for a principal amount of $2.5 million and totaling $14.5 million. The terms of the 2022 A1 Convertible Notes were similar to those of the 2021 A1 Convertible Notes. During the period from January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor recognized $4.2 million of expense related to the increase in the fair value of the 2022 A1 Convertible Notes. As of December 31, 2022, the principal balance was $14.5 million, with an estimated fair value of $12.2 million. The 2022 A1 Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

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

Due to certain embedded features within the Daewoong Convertible Notes, the Predecessor elected to account for the Daewoong Convertible Notes, including the paid-in-kind principal and interest, and the embedded features at fair value at inception. Subsequent changes in fair value were recorded as a component of other income (loss) in the Predecessor’s consolidated statements of operations and comprehensive income (loss) or as a component of other comprehensive income (loss) for changes to instrument-specific credit risk. As a result of electing the fair value option, any direct costs and fees related to the Daewoong Convertible Notes were expensed as incurred.

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

During the period from January 1, 2023 to July 21, 2023, the Predecessor recognized $3.7 million of income related to the decrease in the fair value of the Daewoong Convertible Notes. As of December 31, 2022, the principal amount outstanding (excluding the PIK Principal) under the Daewoong Convertible Notes was $60 million, with an estimated fair value of $53.5 million. The Daewoong Convertible Notes were converted into shares of the Successor’s common stock at the Closing.

Daewoong Convertible Notes (Successor)

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

During the year ended December 31, 2024 (Successor), the Company recognized $3.3 million of income related to the decrease in the fair value of the 2024 Daewoong Convertible Note. As of December 31, 2024, the principal amount outstanding under the 2024 Daewoong Convertible Note was $15.0 million, with an estimated fair value of $11.7 million.

Note 6.    Fair Value Measurements

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying value of cash, accounts payable and accrued liabilities approximate fair value because of the short-term nature of those instruments. The following are other financial assets and liabilities that are measured at fair value on a recurring basis.

Convertible Notes at Fair Value

Due to certain embedded features within the convertible notes, the Company elected the fair value option to account for its convertible notes, including any paid-in-kind principal and interest, and the embedded features.

During the year ended December 31, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), the Company recognized $3.3 million, $(19.4) million and $0 of income (expense) related to the decrease (increase) in fair value of the convertible notes. As of December 31, 2024, the principal amount outstanding under the convertible notes was $15.0 million, with an estimated fair value of $11.7 million. The Predecessor convertible notes were converted into shares of the Successor’s common stock at the Closing. See Note 4 Related Party Transactions (Predecessor) and Note 5 Daewoong Convertible Notes for more information on those convertible notes.

The fair value of the convertible notes was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various qualified financings, corporate transaction and dissolution scenarios. The significant unobservable input assumptions that can significantly change the fair value included (i) the discount rates, (ii) the timing of payments, and (iii) the probability of certain settlement scenarios.

During the year ended December 31, 2024 (Successor) and the period from January 1, 2023 to July 21, 2023 (Predecessor), the Company utilized discount rates ranging from 15% to 60%, reflecting changes in the Successor’s and Predecessor’s risk profile, time-to-maturity probability, and key terms to the convertible notes. As of the Closing, the fair value of the Predecessor convertible notes immediately prior to their conversion was based on the fair value of the Company's shares to be received by the holders using the market price of the shares at Closing.

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

Pursuant to the terms of the Forward Purchase Agreements, the Sellers intended, but were not obligated, to purchase up to 104,167 shares of Priveterra Class A Common Stock in the aggregate concurrently with the Closing pursuant to each Seller’s respective FPA Funding Amount PIPE Subscription Agreement.

Each Forward Purchase Agreement provided that a Seller would be paid directly the Prepayment Amount which was equal to an aggregate of $66.7 million based on the product of (i) 87,154 shares of Priveterra Class A Common Stock (the “Additional Shares”) and (ii) the redemption price per share of $765.36.

On July 21, 2023, the Company was obligated to pay each Seller separately the Prepayment Amount required under its respective Forward Purchase Agreement, except that since the Prepayment Amount payable to a Seller was to be paid from the purchase of the Additional Shares by such Seller pursuant to the terms of its respective FPA Funding Amount PIPE Subscription Agreement, such amount was netted against such proceeds, with such Seller being able to reduce the purchase price for the Additional Shares by the Prepayment Amount. For the avoidance of doubt, any Additional Shares purchased by a Seller were to be included in the Number of Shares for its respective Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount. Therefore, the aggregate Prepayment Amount of $66.7 million was netted against the proceeds paid from the purchase of the Additional Shares in the aggregate by the Sellers pursuant to the FPA Funding Amount PIPE Subscription Agreements. The Company did not have access to the Prepayment Amount immediately following the Closing and, pursuant to the termination of the Forward Purchase Agreements as described below related to the FPA termination, the Sellers will retain the Prepayment Amount in full, which may adversely affect our liquidity and capital needs. The Prepayment Amount of $66.7 million was recorded at its present value of $60.7 million as Subscription Receivables, which reduced stockholders’ deficit on the Successor’s consolidated balance sheet at December 31, 2023. The $6 million difference between the subscription receivables and the present value of the subscription receivables at Closing was recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 3 Forward Merger).

For the period from July 22, 2023 to December 31, 2023 (Successor), the Company recorded expense of $8.4 million related to the increase in fair value of the derivatives to the Successor’s consolidated statement of operations and comprehensive income (loss). The Company utilized the Monte-Carlo valuation model using expected volatility of 52.0% and risk-free rate of 4.48% and expected life of 1.56 years. As of December 31, 2023 (Successor), the fair value of the FPA was $40.3 million, which was included within embedded forward purchase agreements and derivative liabilities on the consolidated balance sheet. As further discussed below, the FPA was terminated in March 2024.

Prior to the termination of the Forward Purchase Agreements, the redemption price per share in the Forward Purchase Agreements was subject to a reset price (the "Reset Price"). The Reset Price was initially the redemption price per share of $765.36 per share. Beginning 90 days after the Closing, the Reset Price became subject to monthly resets, to be the lowest of (a) the then-current Reset Price, (b) $765.36 and (c) the 30-day volume-weighted average price of the Company’s Common Stock immediately preceding such monthly reset. The monthly resets of the Reset Price were subject to a floor of $504.00 per share (the “Reset Price Floor”); however, if during the term of the Forward Purchase Agreements, the Company were to sell or issue any shares of Common Stock or securities convertible or exercisable for shares of Common Stock at an effective price of less than the Reset Price (a “Dilutive Offering”), then the Reset Price would have immediately reset to the effective price of such offering and the Reset Price Floor would be eliminated. Additionally, in the event of a Dilutive Offering, the maximum number of shares available under the Forward Purchase Agreements could have been increased if the Dilutive Offering occurred at a price below $720.00 per shares. The maximum number of shares would have been reset to equal 104,167 divided by a number equal to the offering price in the Dilutive Offering divided by $720.00.

Pursuant to the terms of the Forward Purchase Agreements, the “Valuation Date” would have been the earlier to occur of (a) the date that is two years after the Closing Date pursuant to the Business Combination Agreement; (b) the date specified by Seller in a written notice to be delivered to AEON at such Seller’s discretion (which Valuation Date would not be earlier than the day such notice is effective) after the occurrence of any of (w) a VWAP Trigger Event, (x) a Delisting Event, or (y) a Registration Failure (defined terms in each of clauses (b)(w) through (b)(y), as described in further detail below) and (c) 90 days after delivery by AEON of a written notice in the event that for any 20 trading days during a 30 consecutive trading day-period that occurred at least 6 months after the Closing Date, the VWAP Price was less than the current Reset Price Floor of $504.00 per share; provided, however, that the Reset Price would have been reduced immediately to any lower price at which the Company would have sold, issued or granted any shares or securities convertible or exchangeable into shares (other than, among other things, grants or issuances under the Company’s equity compensation plans, any securities issued in connection with the Merger or any securities issued in connection with the FPA Funding Amount PIPE Subscription Agreements), subject to certain exceptions, in which case the Reset Price Floor would be eliminated.

On the Cash Settlement Payment Date, which would have been the tenth local business day following the last day of the valuation period commencing on the Valuation Date, a Seller was obligated to pay the Company a cash amount equal to (1) (A) a maximum of up to 104,167 shares of common stock (the “Number of Shares”) as of the Valuation Date less the number of Unregistered Shares, multiplied by (B) the volume-weighted daily VWAP Price over the Valuation Period less (2) if the Settlement Amount Adjustment was less than the cash amount to be paid, the Settlement Amount Adjustment. The Settlement Amount Adjustment was equal to (1) the Number of Shares as of the Valuation Date multiplied by (2) $144.00 per share, and the Settlement Amount Adjustment will be automatically netted from the Settlement Amount.

Based on the applicable guidance in ASC 480, ASC 815, ASC 505 and SAB 4E, the Company has determined that each of its Forward Purchase Agreements entered in connection with the Merger was a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which have been bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value with the initial value of the derivative of $32.3 million and the loss on issuance of $6.0 million recorded as a loss “on the line” in the Successor’s opening accumulated deficit (see Note 3 Forward Merger). Subsequent changes in the bifurcated derivatives are recorded in the Successor’s consolidated statements of operations and comprehensive income (loss). For the period from July 22, 2023 to December 31, 2023 (Successor), the Company

recorded a loss related to the change in fair value of derivatives of $8.4 million. The Company utilized the Monte-Carlo valuation model to value the forward purchase agreements at Closing date and as of December 31, 2023.

The following table summarizes the significant inputs as of the valuation dates:

	December 31,	July 21,
	2023	2023

Stock Price	$518.40	$780.48
Expected volatility	52.00%	55.00%
Risk-free interest rate	4.48%	4.82%
Expected life (in years)	1.56	2.00
Expected dividend yield	—	—

Termination of Forward Purchase Agreements

On March 18, 2024, the Company and ACM ARRT J LLC (“ACM”) entered into a termination agreement (the “ACM Termination Agreement”) terminating that certain Forward Purchase Agreement, dated June 29, 2023, by and among the Company and ACM (the “ACM FPA”). The ACM Termination Agreement provides that ACM will retain 43,056 previously issued shares of common stock held by ACM pursuant to the ACM FPA and its respective subscription agreement (the “ACM Retained Shares”). ACM did not pay any cash to the Company for the ACM Retained Shares and retained all portions of the Prepayment Amount associated with the ACM Retained Shares.

On March 18, 2024, the Company and Polar entered into a termination agreement (the “Polar Termination Agreement”) terminating that certain Forward Purchase Agreement, dated June 29, 2023, by and among the Company and Polar (the “Polar FPA”). The Polar Termination Agreement provides that Polar will retain 44,098 previously issued shares of common stock held by Polar pursuant to the Polar FPA and its respective subscription agreement (the “Polar Retained Shares”). Polar did not pay any cash to the Company for the Polar Retained Shares and retained all portions of the Prepayment Amount associated with the Polar Retained Shares.

As a result of the ACM Termination Agreement and Polar Termination Agreement, the Company recorded a charge to the consolidated statement of operations of $20.3 million during the year ended December 31, 2024 to reverse the related subscription receivable and derivative liability on the accompanying consolidated balance sheet.

In connection with the negotiation of the Forward Purchase Agreements (and FPA Termination Agreements) and related subscription agreements, J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“CCM”), provided certain consulting services, initially to Priveterra and subsequently to AEON, pursuant to an engagement letter, by and between the Company and CCM, dated July 27, 2023 and amended July 1, 2024 (the “CCM Engagement Letter”). On July 5, 2024, pursuant to the CCM Engagement Letter, the Company issued 5,556 shares of the Company’s common stock to CCM.

New Money PIPE Subscription Agreements

On June 29, 2023, Priveterra entered into separate subscription agreements (the “New Money PIPE Subscription Agreements”) with each of ACM ASOF VIII Secondary-C LP (“ACM Investor”), the Polar Affiliate and certain other investors (collectively, the “New Money PIPE Investors”). Pursuant to the New Money PIPE Subscription Agreements, the New Money PIPE Investors subscribed for and purchased, and Priveterra issued and sold to the New Money PIPE Investors, on the Closing Date, an aggregate of 13,910 shares of Priveterra Class A Common Stock for a purchase price of $504.00 per share, for aggregate gross proceeds of $7.0 million (the “New Money PIPE Investment”). Certain affiliates of ACM Investor purchased 3,282 shares from third parties through a broker in the open market prior to the Closing, for which all redemption rights were irrevocably waived. Such redeemed shares were freely tradeable shares prior to the Closing, and the proceeds to the Company provided by such redeemed shares were netted against the $3.5 million that ACM Investor was otherwise obligated to pay the Company under its New Money PIPE Subscription Agreement. Accordingly, Priveterra received $3.5 million from Polar and $0.9 million from ACM Investor (net of redeemed shares and fees) in connection with the New Money PIPE Subscription Agreements for the issuance of 13,910 shares. The Company recorded a loss of $6.4 million on the line in the Successor’s opening accumulated deficit related to issuance of common shares underlying the New Money PIPE Subscription Agreement equal to the market price of the stock on the Closing Date less the purchase price of $504.00 per share.

Committed Financing

In connection with the Merger, on January 6, 2023, Priveterra and Old AEON entered into separate subscription agreements for convertible notes with each of Alphaeon 1 LLC (“A1”) and Daewoong Pharmaceuticals Co., Ltd. (“Daewoong”) (collectively, the “Original Committed Financing Agreements”), pursuant to which A1 and Daewoong agreed to purchase, and Priveterra and Old AEON agreed to sell to each of them, up to $15 million and $5 million, respectively, aggregate of principal of interim convertible notes. Further, on June 8, 2023, Old AEON and Priveterra entered into a committed financing agreement with A1 (the “Additional Committed Financing Agreement”), pursuant to which A1 agreed to purchase, and Priveterra and Old AEON agreed to sell to A1, up to an additional $20 million aggregate principal of interim convertible notes. Pursuant to such agreement, the Company issued $14 million of interim convertible notes to A1 in the first and second quarters of 2023. The notes were subsequently measured at fair value under a fair value option election, with changes in fair value reported in earnings of the Predecessor (Old AEON). Conversion of the notes was contingent and automatically convertible on the Merger, and 30,920 shares of Priveterra Class A common stock were issued on the Closing Date in settlement of their conversion. The proceeds from the interim convertible notes were used to fund Old AEON’s operations through the consummation of the Merger. Additionally, approximately $25 million was received on the Closing Date in exchange for an aggregate of 49,604 shares of Priveterra Class A common stock at $504.00 per share that were issued under a committed financing agreement between Priveterra, Old AEON, and each of two investors, A1 and Daewoong.

The Company recorded a loss of $13.7 million on the line in the Successor’s opening accumulated deficit related to issuance of common shares underlying the Committed Financing Agreements equal to the market price of the stock on the Closing Date less the purchase price of $504.00 per share.

Contingent Consideration and Contingent Founder Shares (Successor)

As part of the Merger, certain Founder Shares and Participating Stockholders shares (together, “Contingent Consideration Shares”), as further discussed below, contain certain contingent provisions.

On April 27, 2023, Priveterra and Old AEON amended the Business Combination Agreement. Concurrently with the amendment to the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. In addition following the Closing, certain AEON stockholders will be issued up to 222,653 additional shares of common stock.

Pursuant to the terms of the Sponsor Support Agreement, as amended, effective immediately after the Closing, 50% of the Founder Shares (i.e., 47,921 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in this Sponsor Support Agreement. The remaining 50% of the Founder Shares and 100% of the Private Placement Warrants are not subject to such restrictions and forfeiture provisions. The Contingent Founder Shares shall vest, and shall become free of the provisions as follows:

●	13,890 of the Contingent Founder Shares (the “Migraine Phase 3 Contingent Founder Shares”) shall vest upon the achievement of the conditions for the issuance of the Migraine Phase 3 Contingent Consideration Shares on or prior to the Migraine Phase 3 Outside Date;
●	13,890 of the Contingent Founder Shares (the “CD BLA Contingent Founder Shares”) shall vest upon the achievement of the conditions for the issuance of the CD BLA Contingent Consideration Shares on or prior to the CD BLA Outside Date; and
●	20,141 of the Contingent Founder Shares (the “Episodic/Chronic Migraine Contingent Founder Shares”) shall vest upon the earlier of (x) the achievement of the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares on or before the Episodic Migraine Outside Date and (y) the achievement of the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares on or before the Chronic Migraine Outside Date.

The Sponsor has agreed not to vote the Contingent Founder Shares during any period of time that such Contingent Founder Shares are subject to vesting.

Following the Closing, in addition to the consideration received at the Closing and as part of the overall consideration paid in connection with the Merger, certain holders of common stock in Old AEON (the “Participating AEON Stockholders”) will be issued a portion of up to 222,653 additional shares of common stock, as follows:

●	13,996 shares of common stock, in the aggregate, if, on or before June 30, 2025 (as it may be extended, the “Migraine Phase 3 Outside Date”), the Company shall have commenced a Phase 3 clinical study for the treatment of chronic migraine or episodic migraine, which Phase 3 clinical study will have been deemed to commence upon the first subject having received a dose of any product candidate that is being researched, tested, developed or manufactured by or on behalf of the Company or any of its subsidiaries (any such product candidate, a “Company Product”) in connection with such Phase 3 clinical study (such 13,996 shares of common stock, the “Migraine Phase 3 Contingent Consideration Shares”); and
●	55,659 shares of common stock, in the aggregate, if, on or before November 30, 2026 (as it may be extended, the “CD BLA Outside Date”), the Company shall have received from the FDA acceptance for review of the BLA submitted by the Company for the treatment of cervical dystonia (such 55,659 shares of common stock, the “CD BLA Contingent Consideration Shares”);
●	55,659 shares of common stock, in the aggregate, if, on or before June 30, 2029 (as it may be extended, the “Episodic Migraine Outside Date”), the Company shall have received from the FDA acceptance for review of the BLA submitted by the Company for the treatment of episodic migraine (such 55,659 shares of common stock, the “Episodic Migraine Contingent Consideration Shares”); provided that in the event the satisfaction of the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares occurs prior to the satisfaction of the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares, then the number of Episodic Migraine Contingent Consideration Shares shall be increased to 152,998 shares of common stock; and
●	97,339 shares of common stock, in the aggregate, if, on or before June 30, 2028 (as it may be extended, the “Chronic Migraine Outside Date”, and together with the Migraine Phase 3 Outside Date, the CD BLA Outside Date and the Episodic Migraine Outside Date, the “Outside Dates”), the Company shall have received from the FDA acceptance for review of the BLA submitted by AEON for the treatment of chronic migraine (such 97,339 shares of common stock, the “Chronic Migraine Contingent Consideration Shares”); provided that in the event that the number of Episodic Migraine Contingent Consideration Shares is increased to 152,998, then the number of Chronic Migraine Contingent Consideration Shares shall be decreased to zero and no Contingent Consideration Shares will be issued in connection with the satisfaction of the conditions to the issuance of the Chronic Migraine Contingent Consideration Shares.
●	In the event that the Company licenses any of its products (except in connection with migraine or cervical dystonia indications) to a third-party licensor for distribution in the U.S. market (a “Qualifying License”) prior to the satisfaction of (x) the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares and (y) the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares, then upon the entry of AEON into such Qualifying License, 27,992 shares of common stock shall become due and payable to Participating Stockholders and the number of Episodic Migraine Contingent Consideration Shares and (A) the number of Episodic Migraine Contingent Consideration Shares shall be reduced by 13,996 or by 27,992 and (B) the number of Chronic Migraine Contingent Consideration Shares shall be reduced by 13,996, but not below zero.

The Company classifies the Contingent Consideration as a liability on the Successor’s consolidated balance sheets and remeasures at each reporting period with changes to fair value recorded to the Successor’s consolidated statements of operations and comprehensive income (loss).

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the year ended December 31, 2024 and the successor period July 22, 2023 to December 31, 2023, the Company recognized $100.8 million and $52.8 million, respectively, of income related to the change in fair value of contingent consideration on the Successor’s consolidated statements of operations and comprehensive income (loss), and relates to the change in probabilities of achieving certain scenarios following the clinical results released in the second quarter of 2024 and changes in the Company’s stock price during the period. As of December 31, 2024 (Successor), the contingent consideration liability was $3.5 million.

Warrants (Successor)

Upon the Closing, 201,112 warrants that were initially issued by Priveterra in February 2021, consisting of 127,788 public warrants sold in the IPO and 73,334 warrants issued in a concurrent private placement, were outstanding. The terms of the warrants are governed by a Warrant Agreement dated February 8, 2021 between the Company (then known as Priveterra Acquisition Corp.) and Continental Stock Transfer & Trust Company (the “Warrant Agreement”).

The warrants are accounted for as a liability at the Closing with changes in the fair value through recorded to the Successor’s consolidated statement of operations. The Company utilized the Black-Scholes model (Level 3) to value the warrants at $1.2 million as of December 31, 2024. The Company utilized the publicly reported market price of the public warrants (Level 1) to value the warrant liability at $1.4 million as of December 31, 2023 (Successor). For the year ended December 31, 2024 and the Successor period from July 22, 2023 to December 31, 2023, the (expense) income from the change in fair value of warrants was $(14.7) million and $2.3 million, respectively.

The following table summarizes the significant inputs as of the valuation dates:

	December 31,	December 31,
	2024	2023
	(Level 3)	(Level 1)
Stock Price	$38.88	$518.40
Expected volatility	155.00%	—
Risk-free interest rate	4.23%	—
Expected life (in years)	0.56	—
Expected dividend yield	—	—

Public warrants

Each whole public warrant entitles the holder to purchase one share of the Company’s common stock at a price of $828.00 per share. The public warrants became exercisable 30 days after the completion of the Merger, and will expire at 5:00 p.m., New York City time, on July 21, 2028, the five-year anniversary of the completion of the Merger, or earlier upon redemption or liquidation. Warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the warrants, exercise warrants on a “cashless” basis” in accordance with Section 3(a)(9) of the Securities Act or another exception. When exercised on a cashless basis, the number of shares received per warrant is capped at 1.0.

The Company may call the public warrants for redemption for cash:

●	in whole and not in part;
●	at a price of $0.72 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder (the “30-day redemption period”);
●	if, and only if, there is an effective registration statement under the Securities Act of 1933 covering the issuance of the shares of common stock issuable upon exercise of the warrants, and a current prospectus relating thereto, available through the 30-day redemption period; and
●	if, and only if, the closing price of the Company's common stock equals or exceeds $1,296.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders.

The Company may also call the public warrants for redemption:

●	in whole and not in part;
●	at $7.20 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares to be determined by reference to a table in the Warrant Agreement, based on the redemption date and the “fair market value” (as defined in the Warrant Agreement) of common stock except as otherwise described below; and
●	if, and only if, the closing price of the Company’s common stock equals or exceeds $720.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders.

Private placement warrants

Each private placement warrant was identical to the public warrants initially sold by Priveterra in the IPO, except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company and (ii) may be exercised by the holders on a cashless basis.

Warrant exercises

On March 29, 2024, the Company delivered notice of redemptions to warrant holders with a redemption date of April 29, 2024 for a cashless redemption of the Company’s outstanding public warrants. The number of shares of common stock that each exercising warrant holder received by virtue of the cashless exercise (instead of paying the $828.00 per Public Warrant cash exercise price) was calculated in accordance with the terms of the Warrant Agreement. Any remaining unexercised public warrants on the redemption date were cancelled and the public warrant holders received the redemption price of $7.20 for each public warrant.

During the year ended December 31, 2024, an aggregate of 142,829 warrants were exercised on a cashless basis for 27,310 shares of common stock, with an impact to additional paid in capital of $15.0 million. Additionally, the Company paid $21 thousand in April 2024 related to the cancellation of the remaining 2,881 public warrants on the redemption date.

A summary of activity of the Company’s issued and outstanding public warrants for the year ended December 31, 2024 (Successor) is as follows:

	Public	Private	Total

Issued and Outstanding, January 1, 2024	127,778	73,334	201,112
Number of warrants exercised	(124,897)	(17,931)	(142,828)
Number of warrants cancelled	(2,881)	-	(2,881)
Issued and Outstanding, December 31, 2024	-	55,403	55,403

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

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value on the consolidated balance sheets as of December 31, 2024 (in thousands):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Embedded Forward Purchase Agreement and Make Whole Derivative
	(Level 3)	(Level 3)	(Level 3)	(Level 3)

Successor
Balance, January 1, 2024	$-	$1,447	$104,350	$41,043
Issuance of convertible notes	15,000	-	-	-
Change in fair value	(3,311)	14,719	(100,809)	(663)
Warrant cashless exercise	-	(14,979)	-	-
Termination of forward purchase agreements	-	-	-	(40,380)
Balance, December 31, 2024	$11,689	$1,187	$3,541	$-

The following details the Company’s recurring measurements for assets and liabilities at fair value on the consolidated balance sheets as of December 31, 2023 (in thousands):

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

Note 7.    Commitments and Contingencies

Operating Leases

In December 2021, the Predecessor entered into a three-year non-cancellable lease for office space. The lease was extended for an additional five years in March 2024 by the Successor. The lease does not include variable or contingent lease payments. An operating lease asset and liability are recognized based on the present value of the remaining lease payments discounted using the Successor’s incremental borrowing rate. Lease expense is recognized on a straight-line basis over the lease term.

The following table summarizes supplemental balance sheet information related to the operating lease as of December 31, 2024 (in thousands):

Minimum lease payments by fiscal year
2025	$175
2026	297
2027	307
2028	318
2029	329
Thereafter	—
Total future minimum lease payments	1,426
Less: Imputed interest	(160)
Present value of lease payments	1,266
Less: Current portion (included in other accrued expenses)	(121)
Noncurrent operating lease liability	$1,145
Operating lease right-of-use asset	$1,288
Remaining lease term in years	5.0
Discount rate	4.3%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the periods indicated (in thousands):

	Year Ended
	December 31,
	2024	2023
	Successor	Successor July 22 to December 31	Predecessor January 1 to July 22
Cost of operating leases	$260	$153	$122
Cash paid for operating leases	319	180	129

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

The Company has recorded $0.2 million as a liability in accounts payable on the consolidated balance sheets as of December 31, 2024 (Successor) and accrued a de minimus amount for ABP-450 supplies in accrued expenses on the consolidated balance sheets as of December 31, 2023 (Successor).

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

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million. Odeon claims that it served as the underwriter for Priveterra Acquisition Corp., the special purpose acquisition company with which Old AEON merged with and into in July 2023. Odeon seeks monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts. In November 2023, the Company filed a motion to dismiss certain claims included in Odeon’s complaint. In April 2024, the Company successfully obtained a dismissal of Odeon’s non-breach of contract claims, including the tort claims, breach of covenant claim and associated punitive damages claim. Odeon’s breach of contract claim is proceeding, with each party filing a summary judgment motion in March 2025, which the court is expected to decide upon in the coming months.

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

Note 8.    Income Taxes

The Company’s income (loss) before income taxes for the periods presented in the statement of operations was entirely generated from its U.S. operations. As a result of its continuing taxable losses, the Company had no provision for income taxes for the year ended December 31, 2024 and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor).

As of December 31, 2024 and 2023, the Company had federal net operating loss (“NOL”) carryforwards of $112.1 million and $87.3 million, respectively, which will begin to expire in 2036. The Company had state NOLs of $140.5 million and $116.2 million as of December 31, 2024 and 2023, respectively, which will begin to expire in 2034. As of December 31, 2024 and 2023, the Company has federal research and development (“R&D”) credit carryforwards of $6.9 million and $6.1 million, respectively, which will begin to expire in 2039. As of December 31, 2024 and 2023, the Company also has California R&D credit carryforwards of $5.0 million and $4.4 million, respectively, which have an indefinite carryforward period.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards and the R&D credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards and R&D credit carryforwards before utilization and may be material. As of December 31, 2024, the Company has not determined to what extent a potential ownership change will impact the annual limitation that may be placed on the Company’s utilization of its NOL carryovers and R&D credit carryforwards. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact the Company’s effective tax rate.

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accrued compensation	$283	$271
Accrued other expense	469	—
Stock compensation	1,941	1,647
Start-up costs and other intangibles	10,834	12,230
Net operating losses	35,966	28,613
Lease liability	378	83
Other deferred assets	24	23
Capitalized Research and Development Expenses	11,090	11,264
	60,985	54,131
Less: valuation allowance	(59,560)	(53,978)
Total deferred tax assets	1,425	153
Deferred tax liabilities:
Depreciation	(53)	(75)
ROU Asset	(384)	(78)
Convertible notes	(988)	—
Total deferred tax liabilities	(1,425)	(153)
Net deferred income taxes	$—	$—

A reconciliation of the difference between the provision (benefit) for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows:

	December 31,
	2024	2023
Income tax at statutory rate	21.0%	21.0%
Convertible notes	—	(1.1)
Contingent consideration	(50.4)	2.9
Forward purchase agreements	9.8	(1.0)
Warrants	7.4	0.1
Stock compensation	1.0	(0.2)
Officers compensation	1.4	(0.5)
Transaction costs	0.5	(0.8)
IPR&D	—	(19.0)
Change in valuation allowance	9.3	(1.4)
Effective tax rate	0.0%	0.0%

A reconciliation of unrecognized tax benefits at the beginning and end of 2024 and 2023 is as follows (in thousands):

	December 31,
	2024	2023
Balance, beginning of year	$14,670	$11,061
Increases due to current year tax positions	1,445	3,609
Decreases due to prior year tax positions	—	—
Balance, end of year	$16,115	$14,670

The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits should be established of $16.1 million and $14.7 million as of December 31, 2024 and 2023, respectively. The Company’s effective income tax rate would not be impacted if the unrecognized tax benefits are recognized. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2024. The Company’s tax returns for all years since inception are open for audit.

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

Successor

The Successor’s certificate of incorporation, as amended and restated, authorized the Company to issue up to 500,000,000 shares of common stock at a par value of $0.0001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of December 31, 2024 (Successor), no cash dividend has been declared to date. Each share of common stock is entitled to one vote. See to Note 3 Forward Merger for more information on the number of shares of common stock outstanding immediately following the Merger.

Common Stock Reserved

The table below summarizes the Company’s reserved common stock for further issuance as of December 31, 2024 (Successor) and December 31, 2023 (Successor):

	December 31,
	2024	2023

Stock options issued and outstanding	98,971	53,455
Restricted stock units (unvested)	25,613	14,075
Shares available for future issuance under the stock incentive plan	25,818	49,118
Warrants	55,403	201,112
Contingent consideration	222,653	222,653
Convertible notes	399,128	—
Total common stock reserved	827,586	540,413

ATM Offering of Common Stock

On August 14, 2024, the Company entered into an “at-the-market” sales agreement with Leerink Partners LLC (“Leerink Partners”) relating to an at-the-market offering program (the “ATM”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock, registered pursuant to a shelf registration statement on Form S-3 that the Securities and Exchange Commission (the “SEC”) declared effective on August 21, 2024, having aggregate gross proceeds of up to $50.0 million through Leerink Partners as sales agent. Under the ATM, Leerink Partners is entitled to commission at a rate equal to 3.0% of the gross proceeds from sales of shares of common stock under the ATM. As of December 31, 2024, the Company issued 2,241 shares under the ATM for net proceeds of $147 thousand and approximately $49.8 million of common stock remained available to be sold under the ATM. The Company may cancel its at-the-market program at any time upon prior notice, pursuant to its terms.

2023 Employee Stock Purchase Plan (“ESPP”)

The 2023 Employee Stock Purchase Plan assists eligible employees in acquiring a stock ownership interest of the Company’s common stock in consideration of the participating employees’ continued services. Eligible employers will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 6,780 shares initially reserved for issuance under the 2023 ESPP, which shall automatically increase on January 1 of each calendar year beginning and including January 1, 2024 and ending on and including January 1, 2033, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on January 1 of the year in which such increase is to occur, or (ii) such smaller number of shares of common stock as may be established by the Board of Directors. As of December 31, 2024, there were 12,619 shares available for issuance. There have been no shares issued under the 2023 ESPP.

Note 10.    Share-based Compensation Stock Incentive Plans

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

The following table summarizes stock option activity under the Predecessor’s 2013 Stock Incentive Plan prior to the Closing:

Weighted
Average
	Number of	Exercise
	Shares	Price
Predecessor
Outstanding, January 1, 2023	9,694,890	$1.53
Options granted	—	—
Options forfeited	—	—
Options cancelled in connection with Merger	(9,694,890)	$1.53
Outstanding, July 21, 2023	—	—
Exercisable, July 21, 2023	—	—

All awards were fully vested prior to 2022. As such during the periods from January 1, 2023 to July 21, 2023 (Predecessor), the Predecessor did not recognize share-based compensation expense related to stock options granted under the 2013 Stock Incentive Plan. As of December 31, 2023, there was no unrecognized compensation expense related to non-vested stock options.

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

In connection with the Merger, the Successor assumed the 2019 Incentive Award Plan and all options and RSU awards that were outstanding immediately prior to the Merger were converted into substantially similar awards covering shares of the Successor’s common stock based on a conversion ratio of approximately 1.078 to 1 share. Additionally, the exercise price for the awards were repriced to $720.00 for all options. The options and RSU awards have lock-up provisions of one year from the Closing. The fair value of the replacement awards that were vested, based on the value immediately prior to the Merger, of $13.3 million were included as purchase consideration (see Note 3 Forward Merger for additional information). The remaining value of the replacement awards will be recognized in the successor period as compensation expense over the remaining vesting period, which includes stock-based compensation expense of $1.0 million recorded in the successor period for the impact of the stock option repricing.

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

At the Closing, ABP had granted options to purchase a total of 45,130 ABP Sub options which converted into options to purchase 48,844 shares of the Company’s common stock, and a total of 15,059 RSU awards, which converted into RSU awards covering 16,250 shares of the Company’s common stock. Of such RSU awards, 1,778 RSUs accelerated vesting concurrently with the Merger. As such, the Company included an additional $1.8 million in purchase consideration (see Note 3 Forward Merger for additional information). Additionally, of such RSU awards, 6,481 RSU’s contained performance-based vesting criteria based on the achievement of the same milestones as the contingent consideration (see Note 6 Fair Value Measurements for additional information). Upon designation of a probable milestone, the Company expenses the proportionate RSU’s over the vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone. For the year ended December 31, 2024 and the period from July 22, 2023 to December 31, 2023 (Successor), the Company has recognized $0.3 million and $0.4 million, respectively, in selling, general and administrative expenses and a de minimus amount in research and development expenses associated with such performance based RSU’s in the Successor’s consolidated statement of operations.

The following table summarizes stock option activity in 2024 under 2019 Incentive Award Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Successor
Outstanding, January 1, 2024	48,844	$720.00
Options granted	—	—
Options forfeited	(889)	$720.00
Outstanding, December 31, 2024	47,955	$720.00
Exercisable, December 31, 2024	39,302	$720.00

There were no options granted in the 2019 Incentive Plan during 2023, and no options will be granted from this plan after the Closing.

As of December 31, 2024 and December 31, 2023, the weighted average remaining contractual life of options outstanding and options exercisable was 6.0 years and 7.1 years.

During the year ended December 31, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), the Company recognized $2.9 million, $2.7 million and $2.4 million, respectively, of share-based compensation expense related to stock options granted.

As of December 31, 2024 and December 31, 2023, total unrecognized compensation expense related to nonvested stock options was $1.8 million and $4.9 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 4 months and 10 months, respectively.

The following table summarizes restricted stock units activity in 2024 under the 2019 Incentive Award Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Successor
Outstanding, January 1, 2024	14,075	$780.48
Granted	—	—
Vested	(2,222)	$780.48
Forfeited	(455)	$780.48
Outstanding, December 31, 2024	11,398	$780.48

During the year ended December 31, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), the Company recognized $1.3 million, $0.5 million and $0.8 million, respectively, of share-based compensation expense related to restricted stock units granted.

As of December 31, 2024 and December 31, 2023, total unrecognized compensation expense related to nonvested restricted stock units was $7.3 million and $9.6 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 21 months and 31 months, respectively. The unrecognized compensation expense with the earnout criteria will be recognized when the milestones are determined to be probable over the RSUs vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone.

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

The initial aggregate number of shares of the Company’s common stock available for issuance under the 2023 Plan is equal to (a) 53,332 shares of common stock and (b) any shares which, as of the effective date of the 2023 Plan, are subject to an award outstanding under the ABP 2019 Plan (each, a “Prior Plan Award”), and which, on or following the effective date of the 2023 Plan, become available for issuance under the 2023 Plan as provided in the 2023 Plan. In addition, the number of shares of common stock available for issuance under the 2023 Plan will be annually increased on January 1 of each calendar year beginning in 2024 and ending in 2033 by an amount equal to the lesser of (i) 4% of the number of fully-diluted number of shares outstanding on the final day of the immediately preceding calendar year or (ii) such other number of shares as is determined by the Board. Any shares issued pursuant to the 2023 Plan may consist, in whole or in part, of authorized and unissued common stock, treasury common stock or common stock purchased on the open market. As of December 31, 2024, there were 13,199 shares of common stock available for issuance under the 2023 Plan.

The following table summarizes stock options activity in 2024 under the 2023 Incentive Award Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2024	4,611	$393.84
Options granted	47,634	$242.14
Options forfeited	(1,229)	$811.13
Outstanding, December 31, 2024	51,016	$242.14
Exercisable, December 31, 2024	9,847	$108.16

The weighted average per share fair value of options granted in 2024 and 2023 was $135.50 and $229.29, respectively. The weighted average remaining contractual life of options outstanding and options exercisable as of December 31, 2024 and December 31, 2023 was 9.5 years and 9.6 years, respectively.

During the year ended December 31, 2024 (Successor) and the period from July 22, 2023 to December 31, 2023 (Successor), the Company recognized $1.6 million and $0.1 million, respectively, of share-based compensation expense related to stock options granted. As of December 31, 2024 and December 31, 2023, total unrecognized compensation expense related to nonvested stock options was $5.3 million and $0.9 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 19 months and 35 months, respectively.

The following table summarizes restricted stock units activity in 2024 under the 2023 Incentive Award Plan:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, January 1, 2024	—	—
Granted	14,215	$60.05
Vested	—	—
Forfeited	—	—
Outstanding, December 31, 2024	14,215	$60.05

During the year ended December 31, 2024 (Successor), the Company recognized $0.1 million of share-based compensation expense related to restricted stock units granted.

As of December 31, 2024 (Successor), total unrecognized compensation expense related to nonvested restricted stock units was $0.7 million, which is expected to be recognized over the weighted-average remaining requisite service period of 20 months.

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

During the year ended December 31, 2024 (Successor) and the periods from January 1, 2023 to July 21, 2023 (Predecessor) and July 22, 2023 to December 31, 2023 (Successor), the Company recognized $4.7 million, $2.8 million and $3.1 million, respectively, of share-based compensation expense in selling, general and administrative expenses, respectively, and $1.5 million, $0.4 million and

$0.8 million, respectively, in research and development expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The fair value of stock options under the 2019 Plan and 2023 Plan was estimated using the following assumptions:

Year Ended
December 31,
	2024	2023

Expected volatility	47% – 87%	39% – 58%
Risk-free interest rate	3.7% – 4.3%	4.1% – 4.4%
Expected life (in years)	5.27 – 6.25	3.00 – 6.25
Expected dividend yield	—	—

Fair Value of the Underlying Common Stock.    For the Predecessor period, since the Predecessor’s common stock was not traded in a public stock market exchange, the Board considered numerous factors including new business and economic developments affecting the Predecessor and independent appraisals, when appropriate, to determine the fair value of the Predecessor’s common stock. Independent appraisal reports were prepared using valuation techniques, such as discounted cash flow analyses, from which a discount factor for lack of marketability was applied. This determination of the fair value of the common stock was performed on a contemporaneous basis. The Board determined the Company’s common stock fair value on an as needed basis. For Successor periods, the fair value of the stock price is the closing price for the Company’s common stock as reported on the NYSE American.

Expected Life.    The expected life is calculated using the simplified method as the Company does not have sufficient historical information to provide a basis for the estimate. The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

Expected Volatility.    The expected volatility is estimated based on a study of selected publicly traded peer companies as the Company does not have sufficient trading history for its common stock. The Company selected the peer group based on similarities in industry, stage of development, size and financial leverage with the Company’s principal business operations. For each grant, the Company measured historical volatility over a period equivalent to the expected life.

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

Note 11.    Subsequent Events

The Company has evaluated subsequent events for recognition and remeasurement purposes as of and for the twelve months ended December 31, 2024. After review and evaluation, management has concluded that there were no material subsequent events as of the date that the financial statements were available to be issued, except as discussed below.

Public Offering

On January 6, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis” or the “Underwriter”) pursuant to which the Company agreed to sell and issue, in an underwritten public offering (the “Offering”) 555,571 Common Units, each consisting of (i) one (1) share of Common Stock, (ii) one (1) Series A Registered Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $45.00 (the “Series A Warrants”) and (iii) one (1) Series B Registered Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $45.00 (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”). Additionally, the Company granted Aegis a 45-day option to purchase additional shares of Common Stock and/or Warrants of (i) up to 15.0% of the number of shares of Common Stock sold in the offering, (ii) up to 15.0% of the number of Series A Warrants sold in the offering and (iii) up to 15.0% of the number of Series B Warrants sold in the offering. The purchase price per additional share of Common Stock is equal to the public offering price of one Common Unit (less $0.01 allocated to each full Warrant), less the underwriting discount. The purchase price per additional

Warrant is $0.01. On January 7, 2025, Aegis exercised its over-allotment option with respect to 83,334 Series A Warrants and 83,334 Series B Warrants.

The closing of the Offering occurred on January 7, 2025. The Company received net proceeds of approximately $18.3 million from the Offering, after deducting the offering expenses payable by the Company, including the Underwriter’s fees and expenses.

Special Meeting of Shareholders

On February 24, 2025, the following proposals were approved at a special meeting of shareholders:

●
An amendment to the Company’s certificate of incorporation to increase the number of authorized shares of our common stock, par value $0.0001 (the “Common Stock”) from 500,000,000 to 1,040,000,000;
●
Discretionary authority granted to the Company’s board of directors to (i) amend the Company’s certificate of incorporation to combine outstanding shares of the Company’s common stock into a lesser number of outstanding shares at a specific ratio within a range of one-for-five (1-for-5) to a maximum of a one-for-one hundred fifty (1-for-150), with the exact ratio to be determined by our board of directors in its sole discretion; and (ii) effect the reverse stock split, if at all, within one year of the date the proposal is approved by stockholders;
●
Authorized shares of common stock underlying the warrants and certain provisions of the warrants issued in connection with a public offering that was consummated on January 7, 2025.

Reverse Stock Split

On February 24, 2025, following the Special Meeting of Shareholders, the Board approved the filing of a Certificate of Amendment to the Certificate of Incorporation (the “Charter Amendment”) to effect a reverse stock split at a split ratio of 1-for-72 (the “Reverse Stock Split”).

As a result of the Reverse Stock Split, each 72 pre-split shares of Common Stock outstanding will automatically combine into one new share of Common Stock without any action on the part of the holders. The Reverse Stock Split will affect all of the Company’s stockholders uniformly and will not affect any stockholder’s percentage ownership interests in the Company. No fractional shares will be issued in connection with the Reverse Stock Split. In lieu of fractional shares, any person who would otherwise be entitled to a fractional share of Common Stock as a result of the reclassification and combination following the effective time of the Reverse Stock Split (after taking into account all fractional shares of Common Stock otherwise issuable to such holder) shall instead receive a number of shares rounded up to the nearest whole share. Proportional adjustments will be made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s outstanding equity awards and warrants, as well as the applicable exercise price, except in cases where the applicable agreement provides otherwise. On February 26, 2025, the effective date of the Reverse Stock Split, the number of outstanding shares of Common Stock was reduced from approximately 79.9 million shares to approximately 1.1 million shares (subject to rounding of fractional shares, which will be rounded up to the nearest whole share). The capital stock accounts, all share data and earnings (loss) per share, restricted stock units and stock options and corresponding exercise price give effect to the reverse stock split, applied retrospectively, to all periods presented for Successor and on-the-line periods. However, share amounts and per share data for the Predecessor have not been adjusted to reflect our 1-for-72 reverse stock split because the capital structure of Predecessor is not comparable to the Successor.

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

Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (“certifying officer”), in his role as Principal Executive and Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2024. Our certifying officer concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 as a result of the material weaknesses in internal control over financial reporting as described below.

Our certifying officer concluded that the Company did not have an effective risk assessment over complex transactions due to the lack of sufficient and qualified resources. This also led to a deficiency in the design and implementation of controls over in-process research and development and valuation of financial instruments. The material weaknesses resulted in a restatement of our financial statements as described in the Explanatory Note to the Quarterly Report Form 10Q/A for the quarter ended September 30, 2023 filed on March 29, 2024 and the Explanatory Note to the Annual Report Form 10K/A for the year ended December 31, 2023 filed on May 14, 2024. We also identified a material weakness related to the lack of segregation of duties in the financial reporting process due to the lack of sufficient resources. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

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

Remediation Status of Material Weaknesses in Internal Control over Financial Reporting

We plan to enhance our processes by designing and implementing controls to review the results of valuations and estimates, including the completeness and accuracy of relevant data elements included in the valuation or estimate. We also plan to engage additional qualified resources and/or hire additional staff to ensure these incremental controls are properly implemented and to ensure proper segregation of duties around the review of manual journal entries.

Management continues to be actively engaged to take steps to remediate the material weaknesses, including enhanced processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements, providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Changes in Internal Control over Financial Reporting

Management has continued to take action to remediate the material weaknesses during the year ended December 31, 2024. However, the material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

Item 9B. Other Information

During the fiscal year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding director, officers and corporate governance is incorporated by reference to the information under the caption “Corporate Governance” that will be included in the AEON Biopharma, Inc. Proxy Statement for our 2025 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information regarding executive compensation is incorporated by reference to the information under the caption “Executive and Director Compensation” that will be included in the AEON Biopharma, Inc. Proxy Statement for our 2025 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership and related stockholder matters are incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” that will be included in the AEON Biopharma, Inc. Proxy Statement for our 2025 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information regarding related party transactions and director independence are incorporated by reference to the information under the captions “Certain Relationships and Related Person Transactions” and “Director Independence” that will be included in the AEON Biopharma, Inc. Proxy Statement for our 2025 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information regarding principal accountant fees and services is incorporated by reference to the information under the caption “Audit, Audit-Related, Tax and All Other Fees” that will be included in the AEON Biopharma, Inc. Proxy Statement for our 2025 Annual Meeting of Shareholders.

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
4.3

Senior Secured Convertible Note, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on March 28, 2024)

4.4

Senior Secured Convertible Note, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on April 17, 2024)

4.5

Description of AEON Biopharma Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to the Form 10-K filed by the Company with the SEC on August 12, 2024)

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

19	Insider Trading Policy
21.1†	List of Subsidiaries of AEON Biopharma, Inc.
23.1†	Consent of Independent Registered Public Accounting Firm
24.1†	Power of Attorney (included on signature page)
31.1†

Certification of Principal Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Principal Executive Officer and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: March 24, 2025

AEON BIOPHARMA, INC.

By:	/s/ Marc Forth
Name:	Marc Forth
Title:	President and Chief Executive Officer (Principal Executive and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Marc Forth as such individual’s true and lawful attorney in fact and agent with full power of substitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney in fact, proxy and agent, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Marc Forth	President, Chief Executive Officer and Director	March 24, 2025
Marc Forth	(Principal Executive and Financial Officer)

/s/ Jennifer Sy	Vice President, Corporate Controller	March 24, 2025
Jennifer Sy	(Principal Accounting Officer)

/s/ Jost Fischer	Chairman of the Board	March 24, 2025
Jost Fischer

/s/ Shelley Thunen	Director	March 24, 2025
Shelley Thunen

/s/ Robert Palmisano	Director	March 24, 2025
Robert Palmisano

/s/ Eric Carter	Director	March 24, 2025
Eric Carter

/s/ Shawn Park	Director	March 24, 2025
Shawn Park