Form 10-Q
period 2025-03-31
AEON Biopharma, Inc.
filed 2025-05-14
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 7, 2025, there were 11,305,367 of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements other than statements of historical facts contained in this Report, including statements concerning possible or assumed future actions, business strategies, events or results of operations, and any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the projected financial information, anticipated growth rate and market opportunities of AEON Biopharma, Inc. (“AEON”);
●	the ability to maintain the listing of Class A common stock on NYSE American;
●	AEON’s public securities’ potential liquidity and trading;
●	AEON’s ability to raise financing in the future and to continue as a going concern;
●	AEON’s success in retaining or recruiting, or changes required in officers, key employees, scientific personnel or directors;
●	factors relating to the business, operations and financial performance of AEON;
●	the initiation, cost, timing, progress and results of research and development activities, preclinical studies or clinical trials with respect to AEON’s current and potential future product candidates;
●	AEON’s ability to identify, develop and commercialize its main product candidate, botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”);
●	AEON’s ability to obtain a Biologics License Application (“BLA”) for therapeutic uses of ABP-450;
●	AEON’s ability to advance its current and potential future product candidates into, and successfully complete, preclinical studies and clinical trials;
●	AEON’s ability to obtain and maintain regulatory approval of its current and potential future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	AEON’s ability to obtain and maintain intellectual property protection for its technologies and any of its product candidates;
●	AEON’s ability to successfully commercialize its current and any potential future product candidates;
●	the rate and degree of market acceptance of AEON’s current and any potential future product candidates;
●	regulatory developments in the United States and international jurisdictions;
●	potential liability, lawsuits and penalties related to AEON’s technologies, product candidates and current and future relationships with third parties;
●	AEON’s ability to effectively manage the growth of its operations;
●	AEON’s ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements, particularly its license and supply agreement with Daewoong Pharmaceutical Co., LTD. (the “Daewoong Agreement”);
●	AEON’s ability to compete effectively with existing competitors and new market entrants;

●	potential effects of extensive government regulation;
●	AEON’s future financial performance and capital requirements;
●	AEON’s ability to implement and maintain effective internal controls;
●	the impact of supply chain disruptions; and
●	the impact of macroeconomic developments beyond our control, such as health epidemics or pandemics, macro-economic uncertainties, tariffs, social unrest, hostilities, natural disasters or other catastrophic events, on AEON’s business.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,446	$13
Prepaid expenses and other current assets	1,875	1,577
Total current assets	12,321	1,590
Property and equipment, net	220	235
Operating lease right-of-use asset	1,229	1,288
Other assets	29	29
Total assets	$13,799	$3,142
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,437	$5,910
Accrued clinical trials expenses	3,015	3,571
Accrued compensation	429	1,068
Other accrued expenses	2,759	3,600
Total current liabilities	8,640	14,149
Convertible notes at fair value, including related party amount of $13,320 and $11,689, at March 31, 2025 and December 31, 2024, respectively	13,320	11,689
Operating lease liability	1,083	1,145
Warrant liability	2,026	1,187
Contingent consideration liability	53	3,541
Total liabilities	25,122	31,711
Commitments and contingencies
Stockholders’ Deficit:
Class A common stock, $0.0001 par value; 1,040,000,000 and 500,000,000 shares authorized at March 31, 2025 and December 31, 2024, and 10,538,615 and 555,511 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9	4
Additional paid-in capital	411,170	403,024
Accumulated deficit	(422,502)	(431,597)
Total stockholders' deficit	(11,323)	(28,569)
Total liabilities and stockholders' deficit	$13,799	$3,142

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Selling, general and administrative	$3,125	$4,649
Research and development	825	5,732
Change in fair value of contingent consideration	(3,488)	63,769
Total operating costs and expenses	462	74,150
Loss from operations	(462)	(74,150)
Other income (loss):
Change in fair value of convertible notes	(1,631)	(87)
Change in fair value of warrants	86,729	(20,903)
Loss on issuance of warrants	(75,644)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	—	(22,917)
Other income, net	103	39
Total other income (loss), net	9,557	(43,868)
Income (loss) before taxes	9,095	(118,018)
Income taxes	—	—
Net income (loss)	$9,095	$(118,018)
Basic and diluted net income (loss) per share	$2.28	$(227.87)
Weighted average shares of common stock outstanding used to compute basic and diluted net income (loss) per share	3,984,876	517,915

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited)

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivables	Deficit	Deficit
Balance as of January 1, 2025	555,511	$4	$403,024	$—	$(431,597)	$(28,569)
Net income	—	—	—	—	9,095	9,095
Issuance of shares and reclassification of liability related to cashless warrant exercises	9,983,104	5	6,417	—	—	6,422
Stock-based compensation expense	—	—	1,729	—	—	1,729
Balance as of March 31, 2025	10,538,615	$9	$411,170	$—	$(422,502)	$(11,323)

Balance as of January 1, 2024	516,404	$4	$381,264	$(60,710)	$(473,602)	$(153,044)
Net loss	—	—	—	—	(118,018)	(118,018)
Termination of Forward Purchase Agreements	—	—	—	60,710	—	60,710
Issuance of shares and reclassification of liability related to cashless warrant exercises	13,374	—	10,350	—	—	10,350
Stock-based compensation expense	—	—	1,621	—	—	1,621
Balance as of March 31, 2024	529,778	$4	$393,235	$—	$(591,620)	$(198,381)

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$9,095	$(118,018)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	19	25
Stock-based compensation expense	1,729	1,621
Loss on issuance of warrants	75,644	—
Change in fair value of convertible notes	1,631	87
Change in fair value of warrants	(86,729)	20,903
Change in fair value of embedded forward purchase agreements and derivative liabilities	—	22,917
Change in fair value of contingent consideration	(3,488)	63,769
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(298)	124
Accounts payable	(3,473)	3,136
Accrued expenses and other liabilities	(2,036)	(3,228)
Other assets and liabilities	(3)	64
Net cash used in operating activities	(7,909)	(8,600)
Cash flows from investing activities:
Purchases of property and equipment	(4)	—
Net cash used in investing activities	(4)	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	5,000
Proceeds from issuance of public offering shares, net	18,346	—
Net cash provided by financing activities	18,346	5,000
Net increase (decrease) in cash	10,433	(3,600)
Cash and cash equivalents at beginning of period	13	5,158
Cash and cash equivalents at end of period	$10,446	$1,558
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Cashless warrant exercises	$6,418	$—

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization

Description of Business

AEON Biopharma, Inc. (“AEON” or the “Company”) is a biopharmaceutical company focused on developing its proprietary botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”), for debilitating medical conditions. The Company is headquartered in Irvine, California.

On July 21, 2023 (the “Closing Date”), the Company completed the acquisition of AEON Biopharma Sub, Inc. (formerly known as AEON Biopharma, Inc.) (“Old AEON”) pursuant to the definitive agreement dated December 12, 2022 (the “Business Combination Agreement”), as amended April 27, 2023, by and among Priveterra Acquisition Corp. (“Priveterra”), Priveterra’s wholly-owned subsidiary, Priveterra Merger Sub, Inc., and Old AEON (the “Merger”). On the Closing Date, Old AEON merged with Priveterra Merger Sub, Inc., with Old AEON surviving the merger as a wholly-owned subsidiary of the Company. Also on the Closing Date, the Company changed its name from “Priveterra Acquisition Corp.” to “AEON Biopharma, Inc.” and is referred to herein as “AEON,” or the “Company.”

The Company’s common stock is trading on NYSE American under the symbol “AEON.”

Reverse Stock Split

On February 24, 2025, following a Special Meeting of Shareholders, the board of directions of the Company (the “Board”) approved the filing of a Certificate of Amendment to the Certificate of Incorporation (the “Charter Amendment”) to effect a reverse stock split at a split ratio of 1-for-72 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 72 pre-split shares of Common Stock outstanding was automatically combined into one new share of Common Stock without any action on the part of the holders. The Reverse Stock Split affected all of the Company’s stockholders uniformly and did not affect any stockholder’s percentage ownership interests in the Company. No fractional shares were issued in connection with the Reverse Stock Split. In lieu of fractional shares, any person who would otherwise be entitled to a fractional share of Common Stock as a result of the reclassification and combination following the effective time of the Reverse Stock Split (after taking into account all fractional shares of Common Stock otherwise issuable to such holder) instead received a number of shares rounded up to the nearest whole share. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s outstanding equity awards and warrants, as well as the applicable exercise price, except in cases where the applicable agreement provides otherwise. All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of March 31, 2025, the Company reported cash and cash equivalents of $10.4 million and an accumulated deficit of $422.5 million. The Company expects to incur losses and use cash in its operations for the foreseeable future.

On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company originally intended to pursue submission of an Original BLA seeking one or more potential therapeutic indications for ABP-450. However, in May 2024, the Company announced the discontinuation of its Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures. On July 9, 2024, the Company announced a strategic reprioritization to pursue a Section 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product. The Company held an initial meeting with the Food and Drug Administration (the “FDA”) in the third quarter of 2024 during which it aligned with the FDA on next steps to develop a Botox biosimilar. The Company commenced analytical studies in the fourth quarter of 2024 to prepare for a potential Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA to review the results from the studies in the second half of 2025.

On August 14, 2024, the Company entered into an “at-the-market” sales agreement with Leerink Partners LLC (“Leerink Partners”) relating to an at-the-market offering program (the “ATM”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock, registered pursuant to a shelf registration statement on Form S-3 that the Securities and Exchange Commission (the “SEC”) declared effective on August 21, 2024, having aggregate gross proceeds of up to $50.0 million through Leerink Partners as sales agent. Under the ATM, Leerink Partners is entitled to commission at a rate equal to 3.0% of the gross proceeds from sales of shares of common stock under the ATM. As of March 31, 2025, the Company issued 2,241 shares under the ATM for net proceeds of approximately $0.2 million and approximately $49.8 million of common stock remains available to be sold under the ATM. The Company may cancel its at-the-market program at any time upon prior notice, pursuant to its terms.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheets as of March 31, 2025, the condensed consolidated statements of operations and comprehensive income (loss), stockholders’ deficit and cash flows for the three months ended March 31, 2025 and March 31, 2024 and the related note disclosures are unaudited. The balance sheet information as of December 31, 2024 is derived from the audited financial statements. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, on a basis consistent with the audited financial statements and reflect all adjustments which only include normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2025 and its results of operations and comprehensive income (loss) and cash flows for the three months ended March 31, 2025 and March 31, 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. The Company’s most significant estimates relate to the research and development accruals, valuation of stock-based compensation, and the fair values of contingent consideration, forward purchase agreements, warrant liabilities, convertible notes, among others. Although the Company bases estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments over the carrying values of assets and liabilities, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Segment Reporting

The Company determined that it operates and manages its business as one operating segment, focused on the research and development of ABP-450. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews its consolidated operating results for the purpose of assessing liquidity needs, allocating resources and evaluating financial performance. Asset information, including monitoring of its cash and cash equivalents, provided to the CODM is consistent with those reported on the condensed consolidated balance sheets. The key measure of the Company’s single segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s operating income (loss) as reported on the condensed consolidated statement of operations and comprehensive income (loss).

The table below shows a reconciliation of the Company’s net income (loss), including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total consolidated net income (loss) as reported in the condensed consolidated statement of operations:

	Three Months Ended
	March 31,
	2025	2024

Segment operating expenses:
Compensation and benefits	$2,388	$2,840
Professional and legal fees	1,215	2,544
Office and travel	234	380
Research and development	113	4,617
Total selling, general and administrative, and research and development	3,950	10,381
Change in fair value of contingent consideration	(3,488)	63,769
Total operating costs and expenses	462	74,150
Loss from operations	(462)	(74,150)
Other segment items:
Change in fair value of convertible notes	(1,631)	(87)
Change in fair value of warrants	86,729	(20,903)
Loss on issuance of warrants	(75,644)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	—	(22,917)
Other income, net	103	39
Total other segment items, net	9,557	(43,868)
Income (loss) before taxes	9,095	(118,018)
Income taxes	—	—
Segment net income (loss)	$9,095	$(118,018)

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

The Company relies on Daewoong Pharmaceutical Co., Ltd. (“Daewoong”), a South Korean pharmaceutical manufacturer, as an exclusive and sole supplier to manufacture the Company’s source material for product candidates. Any termination or loss of significant rights, including exclusivity, under the Company’s license and supply agreement with Daewoong (the “Daewoong Agreement”) would materially and adversely affect the Company’s commercialization of its products. See Note 6 Commitments and Contingencies for a discussion of the Daewoong Agreement.

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

Property and equipment, net, as of March 31, 2025 (unaudited) and December 31, 2024 are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Furniture and fixtures	$199	$199
Equipment	241	237
Leasehold improvements	66	66
Property and equipment	506	502
Accumulated depreciation	(286)	(267)
Property and equipment, net	$220	$235

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Legal expenses	$1,725	$2,455
Excise tax liability	569	569
Operating lease liability - short term portion	197	121
Daewoong vial usage	228	—
Remaining other accrued expenses	40	455
Total other accrued expenses	$2,759	$3,600

Convertible Notes

The Company elected to account for its convertible notes at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the condensed consolidated statements of operations or as a component of other comprehensive income (loss) for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the convertible notes are expensed as incurred.

Contingent Consideration

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms (as further defined in Note 5 Fair Value Measurements) and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)

480, Distinguishing Liabilities from Equity (“ASC 480”) and Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration would be classified as a liability on the condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive income (loss).

Forward Purchase Agreements

Based on the applicable guidance in ASC 480, ASC 815, Equity (“ASC 505”) and Staff Accounting Bulletin Topic 4.E, Receivables from Sale of Stock (“SAB 4E”), the Company had determined that each of its forward purchase agreements was a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which were bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value each reporting period. For more information, see Note 5 Fair Value Measurement. Subsequent changes in the bifurcated derivatives were recorded in the condensed consolidated statements of operations and comprehensive income (loss). The forward purchase agreements were terminated in March 2024, and the loss related to the termination was recorded to the condensed consolidated statement of operations and comprehensive income (loss).

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized in the condensed consolidated statements of operations and comprehensive income (loss).

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

The Company accrues the expenses for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services. Payments made to outside service providers in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. There have been no material adjustments to the Company’s estimates for clinical trial expenses through March 31, 2025.

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

The fair value of equity awards that are expected to vest is amortized on a straight-line basis over the requisite service period. Stock-based compensation expense is recognized net of actual forfeitures when they occur, as an increase to additional paid-in capital in the condensed consolidated balance sheets and in selling, general and administrative or research and development expenses in the condensed consolidated statements of operations and comprehensive income (loss). All stock-based compensation costs are recorded in the condensed consolidated statements of operations and comprehensive income (loss) based upon the underlying employee’s role within the Company.

Net income (loss) Per Share

The Company only has one class of shares. Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive shares of common stock. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average shares of common stock and potentially dilutive securities outstanding during the period using the treasury stock and if-converted methods, unless their inclusion would have been anti-dilutive. For purposes of the diluted net loss per share calculation, warrants, convertible notes and common stock options were considered as potentially dilutive securities.

For the three months ended March 31, 2025, there were no dilutive shares. For the three months ended March 31, 2024, since the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive shares of common stock was anti-dilutive.

Basic and diluted net income (loss) per share for three months ended March 31, 2025 and March 31, 2024 were calculated as follows (in thousands, except share and per share amounts) (unaudited):

Three months ended March 31, 2025
Net income	$9,095
Weighted average shares of common stock outstanding, basic and diluted	3,984,876
Net income per share, basic and diluted	$2.28

Three months ended March 31, 2024
Net loss	$(118,018)
Weighted average shares of common stock outstanding, basic and diluted	517,915
Net loss per share, basic and diluted	$(227.87)

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive impact (unaudited):

	Three Months Ended
	March 31,
	2025	2024
Warrants	4,043,382	114,946
Contingent consideration	—	222,223
Common stock options and restricted stock units	124,584	76,939
Convertible notes	399,128	—
	4,567,094	414,108

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

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve financial reporting by requiring disaggregated disclosure of certain costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

Note 3.    Daewoong Convertible Notes

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

Due to certain embedded features within the convertible notes, the Company elected the fair value option to account for its convertible notes, including any paid-in-kind principal and interest, and the embedded features. For more information on fair value of convertible notes, see Note 5 Fair Value Measurements.

During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $1.6 million and $0.1 million, respectively, of expense related to the increase in the fair value of the 2024 Daewoong Convertible Notes. As of March 31, 2025 and December 31, 2024, the principal amount outstanding under the 2024 Daewoong Convertible Note was $15.0 million, with an estimated fair value inclusive of accrued interest of $13.3 million and $11.7 million, respectively.

Note 4. Public Offering

On January 6, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis” or the “Underwriter”) pursuant to which the Company agreed to sell and issue, in an underwritten public offering (the “Offering”) 555,571 Common Units, each consisting of (i) one (1) share of Common Stock, (ii) one (1) Series A Registered Common Warrant to purchase one (1) share of Common Stock per warrant (the “Series A Warrants”) at an exercise price of $45.00 (the “Exercise Price”) and (iii) one (1) Series B Registered Common Warrant to purchase one (1) share of Common Stock per warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) at an Exercise Price of $45.00.

The Offering was made pursuant to that certain Registration Statement on Form S-3, as amended (File No. 333-281562), which was originally filed on August 15, 2024, and declared effective by the Securities and Exchange Commission on August 21, 2024, including the Prospectus contained therein and a prospectus supplement dated January 6, 2025, filed with the Securities and Exchange Commission on January 7, 2025.

The closing of the Offering occurred on January 7, 2025. The Company received net proceeds of approximately $18.3 million from the Offering, after deducting the offering expenses payable by the Company, including the Underwriter’s fees and expenses. The Company intends to use the net proceeds from the Offering for general corporate purposes, including working capital.

The Series A Warrants will be exercisable beginning on the date of approval by stockholders of the Company (the “Stockholder Approval Date” or the “Initial Exercise Date”), and will expire on the sixty (60) month anniversary of the Initial Exercise Date (the “Series A Warrants Termination Date”). The Series B Warrants will be exercisable beginning on the Initial Exercise Date and will expire on the thirty (30) month anniversary of the Initial Exercise Date.

Upon issuance, the Warrants have an initial exercise price of $45.00, which will be reset on the eleventh trading date after the Stockholder Approval Date (the “Reset Date”). Prior to the Stockholder Approval Date, the Warrants had a floor price of $20.23, and following stockholder approval, the Warrants will have a floor price of $8.06. The reset price would be the greater of (i) the lowest single trading day volume-weighted average price (“VWAP”) of the Company’s common stock during the reset period and (ii) the floor price, as defined in the agreement.

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

The holders of Series A Warrants can effect a cashless exercise if there is no effective registration statement at the time of exercise. The number of common shares to be issued would be calculated as VWAP minus exercise price of the Series A Warrants multiplied by the number Series A Warrants to be cashlessly exercised.

The holders of Series B Warrants may effect an alternative cashless exercise whether or not an effective registration statement is available for the issuance of shares. In such event, the number of shares to be issued would be calculated as the number of Series B Warrants to be cashlessly exercised multiplied by a factor of 3.0.

On February 24, 2025, the Company held a special stockholder meeting, at which stockholders voted, among other matters, to authorize Stockholder Approval of the Warrants within the context of the agreements for such Warrants. As such, as of February 24, 2025, the Warrants became exercisable. The stock price on the Reset Date was below the floor price following the Stockholder Approval Date, and as such, the exercise price was reset to $8.06.

During the three months ended March 31, 2025, certain holders of the Series B Warrants exercised 3,142,511 Series B Warrants in accordance with the alternative cashless exercise provision in the Series B Warrants, resulting in the issuance of 9,427,533 shares of Common Stock of the Company. The fair value of the warrants exercised on the respective exercise dates for the three months ended March 31, 2025 was $6.4 million. There were no Series A Warrants exercised during the three months ended March 31, 2025.  As of March 31, 2025, there were 3,565,245 and 422,734 units of Series A and Series B warrants outstanding, respectively.

On the date of issuance, the Company recognized a loss on issuance of Warrants of $75.6 million, which reflects the fair value of the warrants in excess of the proceeds received. For the three months ended March 31, 2025, the Company recognized $19.4 million and $7.9 million of income related to the change in fair value of the remaining outstanding Series A and Series Warrants, respectively. Refer to Note 5 Fair Value Measurements for additional information.

Note 5.    Fair Value Measurements

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short-term nature of those instruments. The following are other financial assets and liabilities that are measured at fair value on a recurring basis.

Convertible Notes at Fair Value

Due to certain embedded features within the convertible notes, the Company elected the fair value option to account for its convertible notes, including any paid-in-kind principal and interest, and the embedded features. For more information on convertible notes, see Note 3 Daewoong Convertible Notes. The fair value of the convertible notes was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various qualified financings, corporate transaction and dissolution scenarios. The significant unobservable input assumptions that can significantly change the fair value included (i) the weighted average cost of capital, (ii) the timing of payments, (iii) the discount for lack of marketability, and (iv) the probability of certain corporate scenarios. During the three months ended March 31, 2025 and March 31, 2024, the Company utilized discount rates ranging from 15% to 60%, reflecting changes in the Company’s risk profile, time-to-maturity probability, and key terms when modified to the convertible notes.

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

On March 18, 2024, the Company and Polar Multi-Strategy Fund (“Polar”) entered into a termination agreement (the “Polar Termination Agreement”) terminating that certain Forward Purchase Agreement, dated June 29, 2023, by and among the Company and Polar (the “Polar FPA”). The Polar Termination Agreement provides that Polar will retain 44,098 previously issued shares of common stock held by Polar pursuant to the Polar FPA and its respective subscription agreement (the “Polar Retained Shares”). Polar did not pay any cash to the Company for the Polar Retained Shares and retained all portions of the Prepayment Amount associated with the Polar Retained Shares.

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

Contingent Consideration and Contingent Founder Shares

As part of the Business Combination Agreement, certain Founder Shares and Participating Stockholders shares (together, “Contingent Consideration Shares”), as further discussed below, contain certain contingent provisions.

On April 27, 2023, concurrently with the amendment of the Business Combination Agreement, Priveterra amended the Sponsor Support Agreement to include restriction and forfeiture provisions related to the Founder Shares. In addition, following the Closing, certain AEON stockholders will be issued up to 222,653 additional shares of common stock.

Pursuant to the terms of the amended Sponsor Support Agreement, effective immediately after the Closing, 50% of the Founder Shares (i.e., 47,921 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in this Sponsor Support Agreement. The remaining 50% of the Founder Shares are not subject to such restrictions and forfeiture provisions. The Contingent Founder Shares shall vest, and shall become free of the provisions as follows:

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

The Company classifies the Contingent Consideration as a liability on the condensed consolidated balance sheets and remeasures at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive income (loss).

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized a gain of $3.5 million and a loss of $63.8 million, respectively, related to the change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive income (loss), and relates to the change in probabilities of achieving certain scenarios prior to and following the clinical results released in the second quarter of 2024 and changes in the Company’s stock price during the period. As of March 31, 2025 and December 31, 2024, the contingent consideration liability was $0.1 million and $3.5 million, respectively.

Warrants

Public and Private Placement Warrants related to the Closing

Upon the Closing, 201,112 warrants, consisting of 127,788 public warrants sold in Priveterra’s initial public offering and 73,334 warrants issued in a concurrent private placement, were outstanding. The terms of the warrants are governed by a Warrant Agreement dated February 8, 2021 between the Company (then known as Priveterra Acquisition Corp.) and Continental Stock Transfer & Trust Company (the “Warrant Agreement”).

Public warrants related to the Closing

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

Private placement warrants related to the Closing

Each private placement warrant was identical to the public warrants initially sold by Priveterra in the IPO, except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company and (ii) may be exercised by the holders on a cashless basis.

Warrant exercises for Warrants related to the Closing

There were no warrants related to the Closing exercised during the three months ended March 31, 2025. During the three months ended March 31, 2024, there were 86,164 warrants exercised on a cashless basis for 13,374 shares of common stock, with an impact to additional paid in capital of $10.4 million. A summary of activity for the Company’s issued and outstanding public and private warrants related to the Closing for the three months ended March 31, 2025 and March 31, 2024 is as follows (unaudited):

	Public	Private

Issued and Outstanding, January 1, 2025	-	55,403
Number of warrants issued	-	-
Number of warrants exercised	-	-
Number of warrants cancelled	-	-
Issued and Outstanding, March 31, 2025	-	55,403

Issued and Outstanding, January 1, 2024	127,778	73,334
Number of warrants exercised	(68,233)	(17,931)
Number of warrants cancelled	-	-
Issued and Outstanding, March 31, 2024	59,545	55,403

The private warrants are accounted for as a liability with changes in the fair value recorded to the condensed consolidated statement of operations. The Company utilized the Black-Scholes option pricing model (Level 3), which requires the input of subjective assumptions, including the Company’s stock price, expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected remaining life. The fair value of the warrants at March 31, 2025 and December 31, 2024 were de minimus and $1.2 million, respectively. For the three months ended March 31, 2025 and March 31, 2024, the Company recorded $1.2 million and $(20.9) million, respectively, related to the income (expense) from the change in fair value of warrants.

Series A and Series B Warrants

The measurement of fair value of the Series A and Series B warrants were determined utilizing a Monte-Carlo simulation considering all relevant assumptions at the date of issuance of January 7, 2025 and at March 31, 2025. The fair value on grant date will be recorded as a liability on the condensed consolidated balance sheets and changes in fair value will be recognized at each reporting period on the condensed consolidated statement of operations.

The table below summarizes the significant assumptions (unaudited):

	March 31,		January 7
	2025		2025
	Series A	Series B	Series A	Series B
	(Level 3)	(Level 3)	(Level 3)	(Level 3)
Stock Price	$0.58	$0.58	$15.91	$15.91
Exercise Price	8.06	8.06	45.00	45.00
Expected volatility	136.00%	210.00%	99.00%	130.00%
Risk-free interest rate	4.00%	3.90%	4.36%	4.22%
Expected life (in years)	4.77	2.27	5.00	2.50
Expected dividend yield	—	—	—	—

The grant date fair values for these warrants were $94.0 million, comprised of $20.7 million and $73.3 million for Series A and Series B Warrants, respectively, on January 7, 2025 and was recorded as a liability as of the grant date due to certain exercise price adjustment provisions occurring in connection with future events. Proceeds were allocated to the warrant liability based on the fair value as of grant date of the warrants of $94.0 million. As the fair value of the warrants issued were greater than the proceeds received, the Company recognized a loss on issuance of common shares and the warrants of $75.6 million.

For the three months ended March 31, 2025, there were $6.4 million of Series B Warrants cashlessly exercised for 9,427,533 shares of common stock, representing 3,142,511 Series B warrants. A summary of activity for the Company’s issued and outstanding Series A and Series B warrants for the three months ended March 31, 2025 is as follows (unaudited):

	Series A	Series B

Issued and Outstanding, January 1, 2025	-	-
Number of warrants issued	3,565,245	3,565,245
Number of warrants exercised	-	(3,142,511)
Issued and Outstanding, March 31, 2025	3,565,245	422,734

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands, unaudited):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Embedded Forward Purchase Agreement and Make Whole Derivative
	(Level 3)	(Level 3)	(Level 3)	(Level 3)

Balance, January 1, 2025	$11,689	$1,187	$3,541	$-
Issuance of convertible notes	-	-	-	-
Issuance of warrants	-	93,986	-	-
Change in fair value	1,631	(86,729)	(3,488)	-
Warrant cashless exercise	-	(6,418)	-	-
Termination of forward purchase agreements	-	-	-	-
Balance, March 31, 2025	$13,320	$2,026	$53	$-

Balance, January 1, 2024	$-	$1,447	$104,350	$41,043
Issuance of convertible notes	5,000	-	-	-
Change in fair value	87	20,903	63,769	(413)
Warrant cashless exercise	-	(10,350)	-	-
Termination of forward purchase agreements	-	-	-	(40,380)
Balance, March 31, 2024	$5,087	$12,000	$168,119	$250

Note 6.    Commitments and Contingencies

Operating Leases

In December 2021, the Company entered into a three-year non-cancellable lease for office space. The lease was extended for an additional five years in March 2024. The lease does not include variable or contingent lease payments. An operating lease asset and liability are recognized based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. Lease expense is recognized on a straight-line basis over the lease term.

The following table summarizes supplemental balance sheet information related to the operating lease as of March 31, 2025 (in thousands, unaudited):

Minimum lease payments by fiscal year
2025 (Remaining)	$175
2026	297
2027	307
2028	318
2029	329
Thereafter	—
Total future minimum lease payments	1,426
Less: Imputed interest	(146)
Present value of lease payments	1,280
Less: Current portion (included in other accrued expenses)	(197)
Noncurrent operating lease liability	$1,083
Operating lease right-of-use asset	$1,229
Remaining lease term in years	4.8
Discount rate	4.3%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the three months ended March 31, 2025 and March 31, 2024 (in thousands) (unaudited).

	Three Months Ended
	March 31,
	2025	2024
Cost of operating leases	$72	$43
Cash paid for operating leases	—	80

Daewoong License and Supply Agreement

On December 20, 2019, the Company entered into the Daewoong Agreement, pursuant to which Daewoong agreed to manufacture and supply ABP-450 and grant the Company an exclusive license for therapeutic indications to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit ABP-450 in the United States, the European Union, the United Kingdom, Canada, Australia, Russia, the Commonwealth of Independent States and South Africa (collectively the “covered territories”).

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

The Company has recorded $0.2 million as a liability in accrued expenses on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 for ABP-450 supplies.

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

Note 7.    Common Stock

On February 24, 2025, the Company held a special stockholder meeting, at which stockholders voted, among other matters, to amend the Company’s Certificate of Incorporation, as amended and restated, to increase the number of authorized common stock from 500,000,000 to 1,040,000,000 shares of common stock at par value of $0.0001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of March 31, 2025, there have been no cash dividend declared to date. Each share of common stock is entitled to one vote.

Common Stock Reserved

The table below summarizes the Company’s reserved common stock for further issuance as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
	(unaudited)
Stock options issued and outstanding	98,971	98,971
Restricted stock units (unvested)	25,613	25,613
Shares available for future issuance under the stock incentive plan	59,817	25,818
Warrants	4,043,382	55,403
Contingent consideration	222,653	222,653
Convertible notes	399,128	399,128
Total common stock reserved	4,849,564	827,586

2023 Employee Stock Purchase Plan (“ESPP”)

The 2023 Employee Stock Purchase Plan assists eligible employees in acquiring a stock ownership interest of the Company’s common stock in consideration of the participating employees’ continued services. Eligible employers will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 6,780 shares initially reserved for issuance under the 2023 ESPP, which shall automatically increase on January 1 of each calendar year beginning and including January 1, 2024 and ending on and including January 1, 2033, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on January 1 of the year in which such increase is to occur, or (ii) such smaller number of shares of common stock as may be established by the Board of Directors. As of March 31, 2025, there were 19,419 shares available for issuance. There have been no shares issued under the 2023 ESPP.

Note 8.    Share-based Compensation

2019 Incentive Award Plan

The following table summarizes stock option activity under 2019 Award Plan (unaudited):

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, January 1, 2025	47,955	$720.00
Options granted	—	—
Options forfeited	—	—
Outstanding, March 31, 2025	47,955	$720.00
Exercisable, March 31, 2025	43,819	$720.00

As of March 31, 2025 and December 31, 2024, the weighted average remaining contractual life of options outstanding and options exercisable was 5.8 years and 6.0 years, respectively.

During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $0.6 million and $0.8 million, respectively, of share-based compensation expense related to stock options granted.

As of March 31, 2025 and December 31, 2024, total unrecognized compensation expense related to nonvested stock options was $1.3 million and $1.8 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 3 months and 4 months, respectively.

The following table summarizes restricted stock units activity under the 2019 Award Plan (unaudited):

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2025	11,398	$780.48
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, March 31, 2025	11,398	$780.48

During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $0.3 million and $0.4 million, respectively, of share-based compensation expense related to restricted stock units granted.

As of March 31, 2025 and December 31, 2024, total unrecognized compensation expense related to nonvested restricted stock units was $2.6 million and $3.0 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 19 months and 21 months, respectively. The unrecognized compensation expense with the earnout criteria as of March 31, 2025 and December 31, 2024 of $4.2 million and $4.3 million, respectively, will be recognized when the milestones are determined to be probable over the RSUs vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone.

2023 Incentive Award Plan

As of March 31, 2025, there were 40,398 shares of common stock available for issuance under the 2023 Award Plan. The following table summarizes stock options activity under the 2023 Award Plan (unaudited):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2025	51,016	$242.14
Options granted	—	—
Options forfeited	—	—
Outstanding, March 31, 2025	51,016	$242.14
Exercisable, March 31, 2025	18,280	$78.93

The weighted average fair value of options granted as of December 31, 2024 was $135.50. The weighted average remaining contractual life of options outstanding and options exercisable as of March 31, 2025 and December 31, 2024 was 9.2 years and 9.5 years, respectively.

During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $0.6 million and $0.1 million, respectively, of share-based compensation expense related to stock options granted. As of March 31, 2025 and December 31, 2024, total unrecognized compensation expense related to nonvested stock options was $4.7 million and $5.3 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 16 months and 19 months, respectively.

The following table summarizes restricted stock units activity under the 2023 Award Plan (unaudited):

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, January 1, 2025	14,215	$60.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, March 31, 2025	14,215	$60.05

During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $0.1 million and zero of share-based compensation expense related to restricted stock units granted.

As of March 31, 2025 and December 31, 2024, total unrecognized compensation expense related to nonvested restricted stock units was $0.6 million and $0.7 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 17 and 20 months, respectively.

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

During the three months ended March 31, 2025 and March 31, 2024, the Company recognized $1.7 million and $1.6 million, respectively, of share-based compensation expense, of which $1.3 million and $1.2 million, respectively, were in selling, general and administrative expenses, and $0.4 million and $0.4 million, respectively, were in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The fair value of stock options granted under the Award Plan was estimated using the following assumptions:

Three Months Ended
March 31,
	2025	2024

Expected volatility	—	47% – 50%
Risk-free interest rate	—	4.1% – 4.3%
Expected life (in years)	—	5.27 – 6.25
Expected dividend yield	—	—

Note 9.    Subsequent Events

The Company has further evaluated subsequent events for recognition and remeasurement purposes as of and for the three months ended March 31, 2025. After review and evaluation, management has concluded that there were no material subsequent events as of the date that the financial statements were available to be issued, except as described below.

Effective April 19, 2025, the Board adopted the 2025 Employment Inducement Incentive Award Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 1,000,000 shares of the Company’s Class A common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance stock units, and its terms are substantially similar to the Company’s 2023 Plan. In accordance with the NYSE American Company Guide, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or being rehired following a bona fide period of interruption of employment by the Company. The Inducement Plan was adopted without stockholder approval pursuant to the applicable provisions of the NYSE American Company Guide.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements and the related notes and other financial information included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the sections of this Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”, actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our,” “AEON” and “the Company” refer to the business and operations of AEON Biopharma, Inc. and its consolidated subsidiaries.

Company Overview

We are a clinical stage biopharmaceutical company focused on developing our botulinum toxin complex, prabotulinumtoxinA injection (“ABP-450”), for debilitating medical conditions. We plan to develop and seek regulatory approval of ABP-450 as a biosimilar product in the United States through submission of a Biologics License Application, or BLA, under Section 351(k) of the Public Health Service Act, or a Section 351(k) BLA, with the goal of addressing the global therapeutic botulinum toxin market, which we estimate to be at least $3.3 billion based on Abbvie’s reported global revenues for its therapeutic Botox segment for the fiscal year ended 2024. ABP-450 is the same botulinum toxin complex that is currently approved as a biosimilar in Mexico and India and, in the U.S. is approved to provide temporary improvement in the appearance of moderate to severe glabellar lines for certain adult patients and marketed by Evolus, Inc. under the name Jeuveau in the United States and Nuceiva in Canada and the European Union. We have exclusive development and distribution rights for certain therapeutic uses of ABP-450 in the United States, Canada, the European Union, the United Kingdom, and certain other international territories. We have built a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

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

We plan to pursue approval of a BLA under Section 351(k) that exclusively contemplates therapeutic indications for ABP-450, which we believe could improve provider reimbursement for ABP-450, if approved. Existing botulinum toxins, including Botox, are approved under a single BLA for both therapeutic and cosmetic indications. As a result, other botulinum toxins are required to include the sales prices of both therapeutic and cosmetic botulinum toxin sales when calculating the average selling price, or ASP, that is used to determine the reimbursement amount physicians receive for therapeutic usage. The inclusion of a lower cosmetic sales price in the calculation of ASP can cause physicians to lose money when treating patients with existing botulinum toxins and also creates a deterrent to providing payors and/or providers with rebates or other financial incentives. If we are successful in obtaining a BLA under Section 351(k) for therapeutic indications of ABP-450, the ASP for ABP-450 would be calculated using only therapeutic sales, which we believe would facilitate consistent and favorable reimbursement to physicians when they choose to use ABP-450 for therapeutic treatments, as well as the ability to provide payors and/or providers with rebates and other financial incentives. This pricing model would be unique to us within the current therapeutic neurotoxin market, and we believe it would allow physicians to provide treatment with ABP-450 at a more competitive or the same net price as the market leader after rebates and discounts.

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

We have never been profitable from operations and, as of March 31, 2025, we had an accumulated deficit of $422.5 million. We have never generated revenue from ABP-450. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we have sufficient cash to fund our operating plan into the fourth quarter of 2025. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Executive Overview

On March 24, 2025, the Company was notified by Marc Forth that he will be resigning as the Company’s President and Chief Executive Officer in order to pursue another opportunity, effective April 4, 2025. Mr. Forth will remain a member of the Company’s board of directors (the “Board”), where he will continue to advise Company management and provide strategic guidance. The Board named Jost Fischer, the current Chairman of the Board, to serve as Interim CEO following Mr. Forth’s departure while the Board identifies Mr. Forth’s successor.

On April 19, 2025, the Board appointed Robert Bancroft as the Company’s Principal Executive Officer, President, Chief Executive Officer and member of the Board, effective as of April 29, 2025. Mr. Bancroft will report directly to the Board.

Liquidity and Capital Resources and Going Concern

As disclosed further below in the section titled “Liquidity and Capital Resources”, we have incurred operating losses and negative cash flows from operating activities since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2025, we had reported cash and cash equivalents of $10.4 million and an accumulated deficit of $422.5 million. As a result of these conditions, management has concluded that substantial doubt about our ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that the financial statements included in this Report are issued. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure sources of financing and ultimately attain profitable operations.

Notice of Noncompliance

On February 3, 2025, the Company received a written notice of non-compliance (the “Notice”) from NYSE American stating that the Company is not in compliance with continued listing standards of Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”), which requires stockholders’ equity of $2.0 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years (the “Minimum Requirement”), as defined in Section 1003(a)(i) of the Company Guide. Pursuant to the Notice, the Company reported a stockholders’ deficit of $32.1 million at September 30, 2024 and has had losses in the two most recent fiscal years ended December 31, 2023 based on the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission on May 14, 2024, and the Company is not currently eligible for any exemption from the stockholders’ equity requirement in Section 1003(a) of the Company Guide, and as such, NYSE American deems the Company below compliance with the Minimum Requirement. The Company was required to submit a plan by March 5, 2025, advising of actions taken or will be taken to regain compliance with the continued listings standards of the Company Guide by August 3, 2026 (the “Plan”). The Company submitted the Plan as required in the Notice.

On April 22, 2025, the Company received a notification (the “Acceptance Letter”) from NYSE American that the Plan was accepted. In the Acceptance Letter, NYSE American granted the Company until August 3, 2026 (the “Plan Period”) to regain compliance with the continued listing standards. During the Plan Period, the Company will be subject to periodic review by NYSE American on its progress with the goals and initiatives outlined in the Plan. The Company intends to take all reasonable measures available to regain compliance with Sections 1003(a)(i), (ii) and (iii) of the Company Guide during the Plan Period. If the Company does not regain compliance with NYSE American listing standards by August 3, 2026, or if the Company does not make sufficient progress consistent with the Plan during the Plan Period, then NYSE American may initiate delisting proceedings.

The Acceptance Letter has no immediate impact on the listing of the Company’s shares of Class A common stock, par value $0.0001 per share (the “Common Stock”), which will continue to be listed and traded on NYSE American during the Plan Period, subject to the Company’s compliance with the other listing requirements of NYSE American. The Common Stock will continue to trade under the symbol “AEON”. The Acceptance Letter does not affect the Company’s ongoing business operations or its reporting requirements with the Securities and Exchange Commission. The Company intends to consider available options to resolve the non-compliance with the Minimum Requirement by August 3, 2026. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Requirement.

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

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, consist primarily of compensation for personnel, including stock-based compensation, management, finance, legal, and regulatory functions. Other SG&A expenses include travel expenses, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. As we pivot to our biosimilar strategy, we anticipate that our SG&A expenses will decrease in the near-future to focus our resources to the research and development (“R&D”) activities. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of NYSE American and the SEC, insurance, and investor relations costs. We expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If ABP-450 obtains United States regulatory approval for any indication, we expect that we would incur significantly increased expenses associated with building a sales and marketing team and funding commercial activities.

Research and Development Expenses

Our R&D expenses are primarily attributed to the development of ABP-450 as a biosimilar product in the United States through a Section 351(k) BLA, using AbbVie Inc.’s product Botox as a proposed reference product for all of the indications for which Botox is approved, other than the cosmetic uses for which we do not hold development or commercialization rights, which may include initiating a comparability study of ABP-450 in cervical dystonia. Due to the stage of our development and our ability to use resources across all of our programs, most of our R&D costs are not recorded on a program-specific basis. We expect our R&D expenses to increase as we, subject to raising additional capital, develop and seek regulatory approval of ABP-450. R&D expenses associated with these activities may include third-party costs such as expenses incurred under agreements with CROs, the cost of consultants who assist with the development of ABP-450 on a program-specific basis, investigator grants, sponsored research, product costs in connection with acquiring ABP-450 from Daewoong and Botox for use in conducting preclinical and clinical studies, and other third-party expenses attributable to the development of our product candidates.

R&D activities will be critical to achieving our business strategy. The biosimilar pathway will require greater costs in the beginning stages in order to design, execute and complete the primary structural analysis. Any clinical studies, such as a comparability study for cervical dystonia, will generally incur greater development costs than those programs incurred in the earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical studies. We expect our R&D expenses to be significant over the next years as we pursue the development of ABP-450 as a biosimilar and seek regulatory approval using Botox as the reference product. As a result, we are unable to determine the duration and completion costs of our programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.

Change in Fair Value of Contingent Consideration

The Company determined that the Contingent Consideration would be classified as a liability on the consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the consolidated statements of operations and comprehensive income (loss).

Other Income (Loss), Net

Other Income (loss), net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible notes, warrant liabilities, forward purchase agreements, and loss on issuance of warrants, each described below, at each balance sheet date.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the consolidated statement of operations and comprehensive income (loss).

Change in fair value of warrants - Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive income (loss).

Loss on embedded forward purchase agreement and make whole derivative - the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which were bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value. Subsequent changes in the bifurcated derivatives are recorded in the consolidated statements of operations and comprehensive income (loss). Upon termination of the forward purchase agreements in the first quarter of fiscal 2024, the Company recorded a charge to the consolidated statement of operations of $20.3 million to reverse the related subscription receivable and derivative liability on the accompanying consolidated balance sheet.

Loss on issuance of warrants – the Company’s issued Warrants in the first quarter of 2025 had grant date fair values of $94.0 million on January 7, 2025 and was recorded as a liability as of grant date. Proceeds were allocated to the warrant liability based on the fair value as of grant date of the warrants of $94.0 million. As the fair value of the warrants issued were greater than the proceeds received, the Company recognized a loss on issuance of warrants of $75.6 million.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
Selling, general and administrative	$3,125	$4,649
Research and development	825	5,732
Change in fair value of contingent consideration	(3,488)	63,769
Total operating costs and expenses	462	74,150
Loss from operations	(462)	(74,150)
Other income (loss):
Change in fair value of convertible notes	(1,631)	(87)
Change in fair value of warrants	86,729	(20,903)
Loss on issuance of warrants	(75,644)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	—	(22,917)
Other income, net	103	39
Total other income (loss), net	9,557	(43,868)
Income (loss) before taxes	9,095	(118,018)
Income taxes	—	—
Net income (loss)	$9,095	$(118,018)
Basic and diluted net income (loss) per share	$2.28	$(227.87)
Weighted average shares of common stock outstanding used to compute basic and diluted net income (loss) per share	3,984,876	517,915

Comparison of the three months ended March 31, 2025 and March 31, 2024

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $3.1 million for the three months ended March 31, 2025, resulting in a decrease of $1.5 million, or 33%, compared to $4.6 million during the three months ended March 31, 2024. The decrease in SG&A expenses was primarily attributable to a decrease of $1.2 million in legal expenses and professional fees related to the Company’s registration statement filings in the prior year and a decrease of $0.2 million related to headcount reduction to preserve cash.

Research and Development (R&D) Expenses

R&D expenses were $0.8 million for the three months ended March 31, 2025, a decrease of $4.9 million, or 86%, compared to $5.7 million for the three months ended March 31, 2024. The decrease was primarily attributable to a $4.6 million decrease in R&D expenses due to wind down of Phase 2 clinical trials related to chronic and episodic migraine and cervical dystonia and a decrease of $0.3 million related to headcount reduction to preserve cash.

Change in Fair Value of Contingent Consideration

The Company recognized a gain of $3.5 million, compared to a loss of $63.8 million, related to the change in the fair value of the contingent consideration for the three months ended March 31, 2025 and March 31, 2024, respectively, related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares, which was primarily attributable to the change in probabilities of meeting milestones and fluctuations in stock price of the Company, which was a decrease from $38.88 as of December 31, 2024 to $0.58 as of March 31, 2025, and an increase from $518.40 as of December 31, 2023 to $835.20 as of March 31, 2024, respectively.

Loss on Issuance of Warrants

The Company’s issued Warrants in the first quarter of 2025 had grant date fair values of $94.0 million on January 7, 2025 and was recorded as a liability as of grant date. Proceeds were allocated to the warrant liability based on the fair value as of grant date of the warrants of $94.0 million. As the fair value of the warrants issued were greater than the proceeds received, the Company recognized a loss on issuance of warrants of $75.6 million.

Other Income, Net

The Company recognized income of $86.7 million, compared to a loss of $20.9 million in the prior year, related to the change in the fair value of warrants.

Liquidity and Capital Resources

Our primary sources of capital have been debt and equity financing. We have experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of March 31, 2025, we had reported cash and cash equivalents of $10.4 million and an accumulated deficit of $422.5 million.

On May 3, 2024, we announced preliminary top-line results from a planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. We originally intended to pursue submission of an Original BLA seeking one or more potential therapeutic indications for ABP-450. However, in May 2024, we announced the discontinuation of our Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures. On July 9, 2024, we announced a strategic reprioritization to pursue a 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product for all of the indications for which Botox is approved, other than the cosmetic uses.

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

We may receive additional capital from the cash exercise of the Private Placement Warrants. However, the exercise price of our Private Placement Warrants is $828.00 per warrant and the last reported sales price of our common stock on May 7, 2025 was $0.48. The likelihood that holders of the Private Placement Warrants will exercise their Private Placement Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our common stock after effectiveness of the registration statement related thereto registering the issuance of common stock underlying the Private Placement Warrants. If the trading price for our common stock does not maintain a price above $828.00 per share, we do not expect holders to exercise their Warrants for cash. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of the Private Placement Warrants when planning for our operational funding needs. The Private Placement Warrants may be exercised on a cashless basis at any time and we will not receive any proceeds from such exercise, even if the Private Placement Warrants are in-the-money.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $7.9 million, consisting primarily of a net income of $9.1 million and non-cash charges of $(11.2) million, consisting primarily of $(86.7) million related to change in fair value of warrants and $(3.5) million related to change in fair value of contingent consideration, offset by $75.6 million loss on issuance of warrants, $1.7 million non-cash expenses related to stock-based compensation for our executives and directors and $1.6 million related to the change in fair value of the convertible notes.

Net cash used in operating activities for the three months ended March 31, 2024 was $8.6 million, consisting primarily of a net loss of $118.0 million and non-cash charges of $109.3 million, consisting primarily of $0.1 million related to the change in fair value of the convertible notes, $20.9 million related to change in fair value of warrants, $22.9 million related to loss on forward purchase agreement and derivative liabilities, $63.8 million related to change in fair value of contingent consideration and a $1.6 million non-cash expense related to stock-based compensation for our executives and directors.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 and March 31, 2024 were a de minimus amount and zero, respectively, related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 and March 31, 2024 were $18.3 million and $5.0 million, respectively, related to the public offering and convertible notes, respectively.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with United States GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. As of March 31, 2025, there have been no changes to our critical accounting policies from those reported on our Annual Report Form 10-K.

JOBS Act; Smaller Reporting Company

We are an emerging growth company, as defined in the Securities Act, as modified by the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. In particular, in this Report, we have provided only two years of unaudited financial statements and have not included all of the executive compensation- related information that would be required if we were not an emerging growth company. Section 102(b)(2) of the JOBS Act allows us to delay adoption of the new or revised accounting standards until those standards apply to non-public business entities. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

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

Our Chief Executive Officer and Chief Accounting Officer (“certifying officers”), in their role as Principal Executive and Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2025. Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of March 31, 2025.

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

Remediation Status of Material Weaknesses in Internal Control over Financial Reporting

We plan to enhance our processes by designing and implementing controls to review the results of valuations and estimates, including the completeness and accuracy of relevant data elements included in the valuation or estimate. We engaged additional resources during the first quarter of 2025 and are working to ensure incremental controls are properly implemented and to ensure proper segregation of duties around the review of manual journal entries.

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

Changes in Internal Control over Financial Reporting

Management has continued to take action to remediate the material weaknesses during the year ended March 31, 2025. However, the material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

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

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 24, 2025, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
3.1.1

Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company with the SEC on February 24, 2025)

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

4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by the Company with the SEC on January 7, 2025)
4.7	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Form 10-K filed by the Company with the SEC on January 7, 2025)
10.1	Employment Agreement, by and between AEON Biopharma, Inc. and Robert Bancroft (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on April 21, 2025)
31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
*

The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

#

The certification attached as Exhibits 32.1 and 32.2 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of AEON Biopharma, Inc. under the Securities Act of

1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2025

AEON BIOPHARMA, INC.

By:	/s/ Robert Bancroft
Name:	Robert Bancroft
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Sy
Name:	Jennifer Sy
Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)