Form 10-K/A
period 2024-12-31
AEON Biopharma, Inc.
filed 2025-06-11
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 21, 2025, there were 10,532,802 of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
KPMG LLP	San Diego, California	185

EXPLANATORY NOTE

AEON Biopharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2025 (the “Original Filing Date”). The sole purpose of this Amendment is to supplement the Exhibits contained in Item 15(b) of Part IV of the Original Filing to (a) include Exhibit 3.1.1, the Company’s Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation, which was inadvertently omitted in the Original Filing, (b) include Exhibit 3.2.1, the Company’s Amendment to Amended and Restated Bylaws (the “Bylaws Amendment”), which was inadvertently omitted in the Original Filing, and (c) to update Exhibit 4.5, Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, to update the description of the quorum requirement for shareholder meetings, which was effected by the Bylaws Amendment.

This Amendment is an exhibit-only filing. Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15(b) of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits: See Exhibit Index

Exhibit No.	Description
2.1*	Business Combination Agreement, dated as of December 12, 2022, by and among Priveterra Acquisition Corp., Priveterra Merger Sub, Inc. and AEON Biopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Priveterra Acquisition Corp. with the SEC on December 13, 2022)
2.1(a)*	Amendment No. 1 to Business Combination Agreement, dated as of April 27, 2023, by and among Priveterra Acquisition Corp., AEON Biopharma, Inc. and Priveterra Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)
3.1	Third Amended and Restated Certificate of Incorporation of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
3.1.1	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company with the SEC on February 24, 2025)
3.2	Amended and Restated Bylaws of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
3.2.1	Amendment to Amended and Restated Bylaws of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company with the SEC on December 20, 2024)
4.1	Warrant Agreement between Priveterra Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of February 8, 2021 (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Priveterra Acquisition Corp. with the SEC on March 28, 2022)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-K filed by Priveterra Acquisition Corp. with the SEC on March 29, 2024)
4.3	Senior Secured Convertible Note, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on March 28, 2024)
4.4	Senior Secured Convertible Note, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on April 17, 2024)
4.5†	Description of AEON Biopharma Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1+	AEON Biopharma, Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.1(a)+	Form of Stock Option Agreement under AEON Biopharma, Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.1(b)+	Form of Restricted Stock Unit Agreement under AEON Biopharma, Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.1(c)+	Form of Restricted Stock Unit Agreement under AEON Biopharma, Inc. Amended and Restated 2019 Incentive Award Plan (409A Deferred Compensation) (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.2+	AEON Biopharma, Inc. 2023 Incentive Award Plan (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.2(a)+	Form of Stock Option Agreement under AEON Biopharma, Inc. 2023 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Form S-4/A filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)
10.2(b)+	Form of Restricted Stock Unit Agreement under AEON Biopharma, Inc. 2023 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to the Form S-4/A filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)
10.3+	AEON Biopharma, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Form S-1/A filed by the Company with the SEC on April 2, 2024)
10.4+	AEON Biopharma, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Company with the SEC on July 27, 2023)

10.5+	Amended and Restated Employment Agreement, by and between AEON Biopharma, Inc. and Marc Forth (incorporated by reference to Exhibit 10.11 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.6+	Employment Agreement, by and between AEON Biopharma, Inc. and Chad Oh (incorporated by reference to Exhibit 10.12 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.7+	Employment Agreement, by and between AEON Biopharma, Inc. and Alex Wilson (incorporated by reference to Exhibit 10.13 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.8+	Consulting Agreement, by and between AEON Biopharma, Inc. and Eric Carter, M.D., dated January 30, 2020, and amended on January 30 2020 and September 30, 2020 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2024)

10.9	Amended and Restated Registration Rights Agreement, dated as of July 21, 2023, by and between AEON Biopharma, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.20 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.10	Termination Agreement, dated March 18, 2024, by and between AEON Biopharma, Inc. and ACM ARRT J LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company with the SEC on March 19, 2024)
10.11	Termination Agreement, dated March 18, 2024, by and between AEON Biopharma, Inc. and Polar Multi-Strategy Fund (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Company with the SEC on March 19, 2024)
10.12	Subscription Agreement, dated March 19, 2024, by and between AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on March 19, 2024)
10.13	Security Agreement, dated March 19, 2024, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on March 19, 2024)
10.14	Guaranty, dated March 19, 2024, by and between Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company with the SEC on March 19, 2024)
10.15	License and Supply Agreement, dated as of December 20, 2019, by and between Daewoong Pharmaceutical Co., LTD. and AEON Biopharma, Inc. (incorporated by reference to Exhibit 10.15 to the Form S-4 filed by Priveterra Acquisition Corp. with the SEC on December 27, 2022)
10.15(a)	Amendment to License and Supply Agreement, dated as of July 29, 2022, by and between Daewoong Pharmaceutical Co., LTD. and AEON Biopharma, Inc. (incorporated by reference to Exhibit 10.15(a) to the Form S-4 filed by Priveterra Acquisition Corp. with the SEC on December 27, 2022)
10.15(b)	Second Amendment to the License and Supply Agreement, dated as of January 8, 2023, by and between AEON Biopharma, Inc. and Daewoong Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.17(b) to the Form S-1/A filed by the Company with the SEC on April 2, 2024)
10.15(c)	Third Amendment to License and Supply Agreement, dated April 24, 2023, by and between Daewoong Pharmaceutical Co. (incorporated by reference to Exhibit 10.17(c) to the Form S-1/A filed by the Company with the SEC on April 2, 2024)
10.15(d)	Fourth Amendment to License and Supply Agreement, dated March 19, 2024, by and between AEON Biopharma, Inc. and Daewoong Pharmaceutical Co., LTD. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company with the SEC on March 19, 2024)
10.16	Settlement and License Agreement dated as of June 21, 2021, by and between AEON Biopharma, Inc. and Medytox, Inc. (incorporated by reference to Exhibit 10.16 to the Form S-4 filed by Priveterra Acquisition Corp. with the SEC on December 27, 2022)
10.16(a)	Amendment to Settlement and License Agreement, dated as of May 5, 2022, by and between AEON Biopharma, Inc. and Medytox, Inc. (incorporated by reference to Exhibit 10.16(a) to the Form S-4 filed by Priveterra Acquisition Corp. with the SEC on December 27, 2022)
10.17	Sponsor Support Agreement, dated as of December 12, 2022, by and among Priveterra Sponsor, LLC, Priveterra Acquisition Corp., and the other parties thereto (incorporated by reference to Exhibit 10.18 to the Form S-1/A filed by the Company with the SEC on November 24, 2023)
10.17(a)	Amendment No. 1 to Sponsor Support Agreement, dated as of April 27, 2023, by and among Priveterra Sponsor, LLC, Priveterra Acquisition Corp., and the other parties thereto (incorporated by reference to Exhibit 10.17 to the Form S-4/A filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)
19	Insider Trading Policy
21.1	List of Subsidiaries of AEON Biopharma, Inc. (incorporated by reference to Exhibit 21.1 to the Form 10-K filed by the Company with the SEC on March 24, 2025)
23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Form 10-K filed by the Company with the SEC on March 24, 2025)
24.1	Power of Attorney (included on signature page to the Original Filing)
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the registrant’s quarterly report on Form 10-K for the year ended December 31, 2024)
97.1	AEON Biopharma, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2024)
101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Filed herewith.

*	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.
+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 11, 2025

AEON BIOPHARMA, INC.

By:	/s/ Robert Bancroft
Name:	Robert Bancroft
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Sy
Name:	Jennifer Sy
Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)