Form 10-Q/A
period 2025-03-31
AEON Biopharma, Inc.
filed 2025-06-11
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

AEON Biopharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Original Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2025 (the “Original Filing Date”). The sole purpose of this Amendment is to supplement the Exhibits contained in Item 6 of Part II of the Original Filing to include Exhibit 3.2.1, the Company’s Amendment to its Amended and Restated Bylaws, which was inadvertently omitted in the Original Filing.

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

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 6 of Part II hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
2.1*	Business Combination Agreement, dated as of December 12, 2022, by and among Priveterra Acquisition Corp., Priveterra Merger Sub, Inc. and AEON Biopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Priveterra Acquisition Corp. with the SEC on December 13, 2022)
2.1(a)*	Amendment No. 1 to Business Combination Agreement, dated as of April 27, 2023, by and among Priveterra Acquisition Corp., AEON Biopharma, Inc. and Priveterra Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)
3.1	Third Amended and Restated Certificate of Incorporation of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
3.1.1	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed by the Company with the SEC on February 24, 2025)
3.2	Amended and Restated Bylaws of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
3.2.1	Amendment to Amended and Restated Bylaws of AEON Biopharma, Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed by the Company with the SEC on December 20, 2024)
4.1	Warrant Agreement, dated as of February 8, 2021, by and between Priveterra Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by Priveterra Acquisition Corp. with the SEC on March 28, 2022)
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.2 to the Form 10-K filed by Priveterra Acquisition Corp. with the SEC on March 29, 2024)
4.3	Senior Secured Convertible Note, dated as of March 24, 2024, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on March 28, 2024)
4.4	Senior Secured Convertible Note, dated as of April 12, 2024, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on April 17, 2024)
4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by the Company with the SEC on January 7, 2025)
4.7	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Form 10-K filed by the Company with the SEC on January 7, 2025)
10.1	Employment Agreement, by and between AEON Biopharma, Inc. and Robert Bancroft (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on April 21, 2025)
31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2025)
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with the registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2025)
101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

†	Filed herewith.

*	The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

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