Form 10-Q
period 2025-06-30
AEON Biopharma, Inc.
filed 2025-08-12
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 7, 2025, there were 11,643,786 of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the projected financial information, anticipated growth rate and market opportunities of AEON Biopharma, Inc. (“AEON”);
●	the ability to maintain the listing of Class A common stock on NYSE American;
●	AEON’s public securities’ potential liquidity and trading;
●	AEON’s ability to raise financing in the future and to continue as a going concern;
●	AEON’s success in retaining or recruiting, or changes required in officers, key employees, scientific personnel or directors;
●	factors relating to the business, operations and financial performance of AEON;
●	the initiation, cost, timing, progress and results of research and development activities, preclinical studies or clinical trials with respect to AEON’s current and potential future product candidates;
●	AEON’s ability to identify, develop and commercialize its main product candidate, botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”);
●	AEON’s ability to obtain a Biologics License Application (“BLA”) for therapeutic uses of ABP-450;
●	AEON’s ability to advance its current and potential future product candidates into, and successfully complete, preclinical studies and clinical trials;
●	AEON’s ability to obtain and maintain regulatory approval of its current and potential future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	AEON’s ability to obtain and maintain intellectual property protection for its technologies and any of its product candidates;
●	AEON’s ability to successfully commercialize its current and any potential future product candidates;
●	the rate and degree of market acceptance of AEON’s current and any potential future product candidates;
●	regulatory developments in the United States and international jurisdictions;
●	potential liability, lawsuits and penalties related to AEON’s technologies, product candidates and current and future relationships with third parties;
●	AEON’s ability to effectively manage the growth of its operations;
●	AEON’s ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements, particularly its license and supply agreement with Daewoong Pharmaceutical Co., LTD. (the “Daewoong Agreement”);

●	an expected Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA in the fourth quarter of 2025;
●	anticipated results from our analytical studies, including comparative primary structure analysis and select functional analyses, to be completed in the third quarter of 2025;
●	AEON’s ability to compete effectively with existing competitors and new market entrants;
●	potential effects of extensive government regulation;
●	AEON’s future financial performance and capital requirements;
●	AEON’s ability to implement and maintain effective internal controls;
●	the impact of supply chain disruptions; and
●	the impact of macroeconomic developments beyond our control, such as health epidemics or pandemics, macro-economic uncertainties, tariffs, social unrest, hostilities, natural disasters or other catastrophic events, on AEON’s business.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,439	$13
Prepaid expenses and other current assets	1,823	1,577
Total current assets	10,262	1,590
Property and equipment, net	200	235
Operating lease right-of-use asset	1,171	1,288
Other assets	29	29
Total assets	$11,662	$3,142
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,907	$5,910
Accrued clinical trials expenses	1,675	3,571
Accrued compensation	546	1,068
Other accrued expenses	3,001	3,600
Total current liabilities	9,129	14,149
Convertible notes at fair value, including related party amount of $15,174 and $11,689, at June 30, 2025 and December 31, 2024, respectively	15,174	11,689
Operating lease liability	1,020	1,145
Warrant liability	2,122	1,187
Contingent consideration liability	69	3,541
Total liabilities	27,514	31,711
Commitments and contingencies
Stockholders’ Deficit:
Class A common stock, $0.0001 par value; 1,040,000,000 and 500,000,000 shares authorized at June 30, 2025 and December 31, 2024, and 11,537,870 and 555,511 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	4
Additional paid-in capital	413,283	403,024
Accumulated deficit	(429,144)	(431,597)
Total stockholders' deficit	(15,852)	(28,569)
Total liabilities and stockholders' deficit	$11,662	$3,142

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Selling, general and administrative	$3,258	$3,321	$6,383	$7,970
Research and development	1,064	4,439	1,889	10,172
Change in fair value of contingent consideration	16	(161,233)	(3,472)	(97,464)
Total operating costs and expenses	4,338	(153,473)	4,800	(79,322)
(Loss) income from operations	(4,338)	153,473	(4,800)	79,322
Other (loss) income:
Change in fair value of convertible notes	(1,854)	1,795	(3,485)	1,708
Change in fair value of warrants	(542)	5,905	86,187	(14,999)
Loss on issuance of warrants	—	—	(75,644)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	—	2,905	—	(20,012)
Other income, net	92	34	195	75
Total other (loss) income, net	(2,304)	10,639	7,253	(33,228)
(Loss) income before taxes	(6,642)	164,112	2,453	46,094
Income taxes	—	—	—	—
Net (loss) income	$(6,642)	$164,112	$2,453	$46,094
Basic net (loss) income per share	$(0.60)	$304.00	$0.32	$87.15
Diluted net (loss) income per share	$(0.60)	$304.00	$0.31	$87.15
Weighted average shares of common stock outstanding used to compute basic net (loss) income per share	11,090,809	539,840	7,557,472	528,878
Weighted average shares of common stock outstanding used to compute diluted net (loss) income per share	11,090,809	539,840	7,848,566	528,878

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited)

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivables	Deficit	Deficit
Balance as of January 1, 2025	555,511	$4	$403,024	$—	$(431,597)	$(28,569)
Net income	—	—	—	—	2,453	2,453
Issuance of shares and reclassification of liability related to cashless warrant exercises	10,869,856	5	6,864	—	—	6,869
Issuance of shares related to at-the-market offering, net	112,503	—	84	—	—	84
Stock-based compensation expense	—	—	3,311	—	—	3,311
Balance as of June 30, 2025	11,537,870	$9	$413,283	$—	$(429,144)	$(15,852)

Balance as of January 1, 2024	516,404	$4	$381,264	$(60,710)	$(473,602)	$(153,044)
Net income	—	—	—	—	46,094	46,094
Termination of Forward Purchase Agreements	—	—	—	60,710	—	60,710
Issuance of shares and reclassification of liability related to cashless warrant exercises	27,310	—	14,979	—	—	14,979
Stock-based compensation expense	—	—	3,314	—	—	3,314
Balance as of June 30, 2024	543,714	$4	$399,557	$—	$(427,508)	$(27,947)

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivables	Deficit	Deficit
Balance as of April 1, 2025	10,538,615	$9	$411,170	$—	$(422,502)	$(11,323)
Net loss	—	$—	$—	$—	$(6,642)	(6,642)
Issuance of shares and reclassification of liability related to cashless warrant exercises	886,752	$—	$446	$—	$—	446
Issuance of shares related to at-the-market offering, net	112,503	$—	$84	$—	$—	84
Stock-based compensation expense	—	$—	$1,583	$—	$—	1,583
Balance as of June 30, 2025	11,537,870	$9	$413,283	$—	$(429,144)	$(15,852)

Balance as of April 1, 2024	529,778	$4	$393,235	$—	$(591,620)	$(198,381)
Net income	—	—	—	—	164,112	164,112
Issuance of shares related to cashless warrant exercises	13,936	—	4,629	—	—	4,629
Stock-based compensation expense	—	—	1,693	—	—	1,693
Balance as of June 30, 2024	543,714	$4	$399,557	$—	$(427,508)	$(27,947)

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data) (Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,453	$46,094
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	39	49
Stock-based compensation expense	3,311	3,314
Loss on issuance of warrants	75,644	—
Change in fair value of convertible notes	3,485	(1,708)
Change in fair value of warrants	(86,187)	14,999
Change in fair value of embedded forward purchase agreements and derivative liabilities	—	20,012
Change in fair value of contingent consideration	(3,472)	(97,464)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(245)	487
Accounts payable	(2,003)	(358)
Accrued expenses and other liabilities	(3,018)	(2,263)
Other assets and liabilities	(7)	122
Net cash used in operating activities	(10,000)	(16,716)
Cash flows from investing activities:
Purchases of property and equipment	(4)	—
Net cash used in investing activities	(4)	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	15,000
Proceeds from issuance of at-the-market shares, net	84	—
Proceeds from issuance of public offering shares, net	18,346	—
Net cash provided by financing activities	18,430	15,000
Net increase (decrease) in cash	8,426	(1,716)
Cash and cash equivalents at beginning of period	13	5,158
Cash and cash equivalents at end of period	$8,439	$3,442
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Cashless warrant exercises	$6,864	$—

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Description of Business

AEON Biopharma, Inc. (“AEON” or the “Company”) is a biopharmaceutical company focused on developing its proprietary botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”), as a biosimilar to BOTOX® for debilitating medical conditions. The Company is headquartered in Irvine, California.

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

The Company’s Class A common stock is trading on NYSE American under the symbol “AEON.”

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of June 30, 2025, the Company reported cash and cash equivalents of $8.4 million and an accumulated deficit of $429.1 million. The Company expects to incur losses and use cash in its operations for the foreseeable future.

On May 3, 2024, the Company announced preliminary top-line results from its planned interim analysis of the Phase 2 trial with ABP-450 in the preventative treatment of chronic migraine, which did not meet the primary or secondary endpoints. The Company originally intended to pursue submission of an Original BLA seeking one or more potential therapeutic indications for ABP-450. However, in May 2024, the Company announced the discontinuation of its Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures. On July 9, 2024, the Company announced a strategic reprioritization to pursue a Section 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product. The Company held an initial meeting with the Food and Drug Administration (the “FDA”) in the third quarter of 2024 during which it aligned with the FDA on next steps to develop a Botox biosimilar. The Company commenced analytical studies in the fourth quarter of 2024 to prepare for an expected Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA to review the results from the studies in the fourth quarter of 2025. We anticipate results from our analytical studies, including comparative primary structure analysis and select functional analyses, to be completed in the third quarter of 2025.

On August 14, 2024, the Company entered into an “at-the-market” sales agreement with Leerink Partners LLC (“Leerink Partners”) relating to an at-the-market offering program (the “ATM”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock, registered pursuant to a shelf registration statement on Form S-3 (No. 333-281562) (as amended and supplemented, the “Registration Statement”) that the Securities and Exchange Commission (the “SEC”) declared effective on August 21, 2024, having aggregate gross proceeds of up to $50.0 million through Leerink Partners as sales agent. Any sales by us pursuant to the Registration Statement, including any sales pursuant to the ATM, will be subject to any limits imposed under applicable law, including General Instructions I.B.1 and I.B.6 of Form S-3. Under the ATM, Leerink Partners is entitled to commission at a rate equal to 3.0% of the gross proceeds from sales of shares of common stock under the ATM. For the three months ended June 30, 2025, there were 112,503 shares issued under the ATM for net proceeds of approximately $84,000. As of June 30, 2025, the cumulative shares issued under the ATM were 273,094 shares net proceeds of approximately $0.2 million and approximately $49.8 million of common stock remains available to be sold under the ATM. The Company may cancel its at-the-market program at any time upon prior notice, pursuant to its terms.

The commencement of additional studies, preparation for an expected BPD meeting and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders. The Company is actively attempting to secure additional capital to fund its operations. However, there can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all. As a result of these conditions, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that these condensed consolidated financial statements are issued.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheets as of June 30, 2025, the condensed consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit and cash flows for the three and six months ended June 30, 2025 and June 30, 2024 and the related note disclosures are unaudited. The balance sheet information as of December 31, 2024 is derived from the audited financial statements. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, on a basis consistent with the audited financial statements and reflect all adjustments which only include normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of June 30, 2025 and its results of operations and comprehensive (loss) income for the three and six months ended June 30, 2025 and June 30, 2024 and cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim period.

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

Segment Reporting

The Company determined that it operates and manages its business as one operating segment, focused on the research and development of ABP-450. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews its consolidated operating results for the purpose of assessing liquidity needs, allocating resources and evaluating financial performance. Asset information, including monitoring of its cash and cash equivalents, provided to the CODM is consistent with those reported on the condensed consolidated balance sheets. The key measure of the Company’s single segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s operating (loss) income as reported on the condensed consolidated statement of operations and comprehensive (loss) income.

The table below shows a reconciliation of the Company’s net (loss) income, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total consolidated net (loss) income as reported in the condensed consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Segment operating expenses:
Compensation and benefits	$2,505	$2,623	$4,894	$5,463
Professional and legal fees	1,167	1,174	2,386	3,718
Office and travel	285	418	515	798
Research and development	365	3,545	477	8,163
Total selling, general and administrative, and research and development	4,322	7,760	8,272	18,142
Change in fair value of contingent consideration	16	(161,233)	(3,472)	(97,464)
Total operating costs and expenses	4,338	(153,473)	4,800	(79,322)
(Loss) income from operations	(4,338)	153,473	(4,800)	79,322
Other segment items:
Change in fair value of convertible notes	(1,854)	1,795	(3,485)	1,708
Change in fair value of warrants	(542)	5,905	86,187	(14,999)
Loss on issuance of warrants	—	—	(75,644)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	—	2,905	—	(20,012)
Other income, net	92	34	195	75
Total other segment items, net	(2,304)	10,639	7,253	(33,228)
(Loss) income before taxes	(6,642)	164,112	2,453	46,094
Income taxes	—	—	—	—
Segment net (loss) income	$(6,642)	$164,112	$2,453	$46,094

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

Property and equipment, net, as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30,	December 31,
	2025	2024
Furniture and fixtures	$199	$199
Equipment	241	237
Leasehold improvements	66	66
Property and equipment	506	502
Accumulated depreciation	(306)	(267)
Property and equipment, net	$200	$235

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Legal expenses	$1,804	$2,455
Excise tax liability	569	569
Operating lease liability - short term portion	242	121
Daewoong vial usage	228	—
Remaining other accrued expenses	158	455
Total other accrued expenses	$3,001	$3,600

Convertible Notes

The Company elected to account for its convertible notes at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating (loss) income in the condensed consolidated statements of operations or as a component of other comprehensive (loss) income for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the convertible notes are expensed as incurred.

Contingent Consideration

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares specific terms (as further defined in Note 5 Fair Value Measurements) and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration would be classified as a liability on the condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive (loss) income.

Forward Purchase Agreements

Based on the applicable guidance in ASC 480, ASC 815, Equity (“ASC 505”) and Staff Accounting Bulletin Topic 4.E, Receivables from Sale of Stock (“SAB 4E”), the Company had determined that each of its forward purchase agreements was a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which were bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value each reporting period. For more information, see Note 5 Fair Value Measurement. Subsequent changes in the bifurcated derivatives were recorded in the condensed consolidated statements of operations and comprehensive (loss) income. The forward purchase agreements were terminated in March 2024, and the loss related to the termination was recorded to the condensed consolidated statement of operations and comprehensive (loss) income.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized in the condensed consolidated statements of operations and comprehensive (loss) income.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs associated with the Company’s biosimilar analyses and clinical studies including clinical trial design, clinical site reimbursement, data management, travel expenses and the cost of products used for biosimilar studies and clinical trials, consulting and internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs. Additionally, research and development expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses and an allocation of facility overhead expenses. Costs incurred in obtaining technology licenses are charged to acquired in-process research and development (“IPR&D”) if the technology licensed has not reached technological feasibility and has no alternative future use.

The Company accrues the expenses for its biosimilar and clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services. Payments made to outside service providers in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. There have been no material adjustments to the Company’s estimates for biosimilar and clinical trial expenses through June 30, 2025.

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

Net (loss) income Per Share

The Company only has one class of shares. Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive shares of common stock. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted-average shares of common stock and potentially dilutive securities outstanding during the period using the treasury stock and if-converted methods, unless their inclusion would have been anti-dilutive. For purposes of the diluted net loss per share calculation, warrants, convertible notes and common stock options were considered as potentially dilutive securities.

For the six months ended June 30, 2025 we had dilutive securities, while six months ended June 30, 2024, there were no dilutive securities. Additionally, for the three months ended June 30, 2025, since the Company was in a loss position, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive shares of common stock was anti-dilutive.

Basic and diluted net (loss) income per share for three and six months ended June 30, 2025 and 2024 were calculated as follows (in thousands, except share and per share amounts):

Three months ended June 30, 2025
Net loss	$(6,642)
Weighted average shares of common stock outstanding, basic and diluted	11,090,809
Net loss per share, basic and diluted	$(0.60)

Six months ended June 30, 2025
Net income	$2,453
Weighted average shares of common stock outstanding, basic	7,557,472
Net loss per share, basic	$0.32
Weighted average shares of common stock outstanding, diluted	7,848,566
Net income per share, diluted	$0.31

Three months ended June 30, 2024
Net income	$164,112
Weighted average shares of common stock outstanding, basic and diluted	539,840
Net income per share, basic and diluted	$304.00

Six months ended June 30, 2024
Net income	$46,094
Weighted average shares of common stock outstanding, basic and diluted	528,878
Net income per share, basic and diluted	$87.15

The following unweighted potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive impact:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Warrants	3,747,798	55,403	3,747,798	55,403
Contingent consideration	—	222,223	—	222,223
Common stock options and restricted stock units	461,962	72,442	170,869	72,442
Convertible notes	399,128	399,128	399,128	399,128
	4,608,888	749,196	4,317,795	749,196

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

During the three and six months ended June 30, 2025, the Company recognized $1.9 million and $3.5 million, respectively, of expense related to the increase in the fair value of the 2024 Daewoong Convertible Notes. During the three and six months ended June 30, 2024, the Company recognized $1.8 million and $1.7 million, respectively, of income related to the decrease in the fair value of the 2024 Daewoong Convertible Notes. As of June 30, 2025 and December 31, 2024, the principal amount outstanding under the 2024 Daewoong Convertible Note was $15.0 million, with an estimated fair value inclusive of accrued interest of $15.2 million and $11.7 million, respectively.

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

During the three and six months ended June 30, 2025, certain holders of the Series B Warrants exercised 295,584 and 3,438,095 Series B Warrants, respectively, in accordance with the alternative cashless exercise provision in the Series B Warrants, resulting in the issuance of 886,752 and 10,314,285 shares of Common Stock of the Company, respectively. The fair value of the warrants exercised on the respective exercise dates for the three and six months ended June 30, 2025 was $0.4 million and $6.9 million. There were no Series A Warrants exercised during the three and six months ended June 30, 2025. As of June 30, 2025, there were 3,565,245 and 127,150 units of Series A and Series B warrants outstanding, respectively.

On the date of issuance, the Company recognized a loss on issuance of Warrants of $75.6 million, which reflects the fair value of the warrants in excess of the proceeds received. For the three and six months ended June 30, 2025, the Company recognized $0.1 million and $58.3 million, respectively, of income related to the change in fair value of the exercised Series B Warrants. For the three and six months ended June 30, 2025, the Company recognized $(0.5) million and $18.8 million of (expense) income related to the change in fair value of the remaining outstanding Series A, respectively, and $(0.1) million and $7.9 million of (expense) income related to the change in fair value of the remaining outstanding Series B Series Warrants, respectively. Refer to Note 5 Fair Value Measurements for additional information.

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

Convertible Notes at Fair Value

Due to certain embedded features within the convertible notes, the Company elected the fair value option to account for its convertible notes, including any paid-in-kind principal and interest, and the embedded features. For more information on convertible notes, see Note 3 Daewoong Convertible Notes. The fair value of the convertible notes was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various qualified financings, corporate transaction and dissolution scenarios. The significant unobservable input assumptions that can significantly change the fair value included (i) the weighted average cost of capital, (ii) the timing of payments, (iii) the discount for lack of marketability, and (iv) the probability of certain corporate scenarios. During the three months ended June 30, 2025 and June 30, 2024, the Company utilized discount rates ranging from 15% to 60%, reflecting changes in the Company’s risk profile, time-to-maturity probability, and key terms when modified to the convertible notes.

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

As a result of the ACM Termination Agreement and Polar Termination Agreement, the Company recorded a charge to the condensed consolidated statement of operations of $20.3 million during the first quarter of 2024 to reverse the related subscription receivable and derivative liability on the accompanying condensed consolidated balance sheet. Additionally, in the first quarter of 2024, the Company had recorded potential liquidated damages of $3.0 million related to ACM and Polar; however, since ACM and Polar each elected to remove its respective shares from the registration statement, the Company released the liability from the condensed consolidated balance sheet during the second quarter of 2024.

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

The Company classifies the Contingent Consideration as a liability on the condensed consolidated balance sheets and remeasures at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive (loss) income.

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the three and six months ended June 30, 2025 and June 30, 2024, the Company recognized de minimus, $3.5 million, $161.2 million and $97.5 million of (loss) income, respectively, related to the change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive (loss) income, and relates to the change in probabilities of achieving certain scenarios prior to and following the clinical results released in the second quarter of 2024 and changes in the Company’s stock price during the period. As of June 30, 2025 and December 31, 2024, the contingent consideration liability was $0.1 million and $3.5 million, respectively.

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

Warrant exercises for Warrants related to the Closing

There were no warrants related to the Closing exercised during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, there were 56,664 and 142,828 warrants exercised on a cashless basis for 13,936 and 27,310 shares of common stock, with an impact to additional paid in capital of $15.0 million. A summary of activity for the Company’s issued and outstanding public and private warrants related to the Closing for the six months ended June 30, 2025 and 2024 is as follows:

	Public	Private

Issued and Outstanding, January 1, 2025	—	55,403
Number of warrants issued	—	—
Number of warrants exercised	—	—
Number of warrants cancelled	—	—
Issued and Outstanding, June 30, 2025	—	55,403

Issued and Outstanding, January 1, 2024	127,778	73,334
Number of warrants exercised	(124,897)	(17,931)
Number of warrants cancelled	(2,881)	—
Issued and Outstanding, June 30, 2024	—	55,403

The private warrants are accounted for as a liability with changes in the fair value recorded to the condensed consolidated statement of operations. The Company utilized the Black-Scholes option pricing model (Level 3), which requires the input of subjective assumptions, including the Company’s stock price, expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected remaining life. The fair value of the warrants at June 30, 2025 and December 31, 2024 were de minimus and $1.2 million, respectively. For the three and six months ended June 30, 2025 and 2024, the Company recorded de minimus, $1.2 million, $5.9 million, and $(15.0) million, respectively, related to the income (expense) from the change in fair value of warrants related to the Closing.

Series A and Series B Warrants

The measurement of fair value of the Series A and Series B warrants were determined utilizing a Monte-Carlo simulation considering all relevant assumptions at the date of issuance of January 7, 2025 and at June 30, 2025. The fair value on grant date was recorded as a liability on the condensed consolidated balance sheets and changes in fair value will be recognized at each reporting period on the condensed consolidated statement of operations.

The table below summarizes the significant assumptions:

	June 30,		January 7
	2025		2025
	Series A	Series B	Series A	Series B
	(Level 3)	(Level 3)	(Level 3)	(Level 3)
Stock Price	$0.76	$0.76	$15.91	$15.91
Exercise Price	8.06	8.06	45.00	45.00
Expected volatility	143.00%	240.00%	99.00%	130.00%
Risk-free interest rate	3.80%	3.70%	4.36%	4.22%
Expected life (in years)	4.52	2.02	5.00	2.50
Expected dividend yield	—	—	—	—

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

A summary of activity for the Company’s issued and outstanding Series A and Series B warrants for the six months ended June 30, 2025 is as follows:

	Series A	Series B

Issued and Outstanding, January 1, 2025	—	—
Number of warrants issued	3,565,245	3,565,245
Number of warrants exercised	—	(3,438,095)
Issued and Outstanding, June 30, 2025	3,565,245	127,150

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Embedded Forward Purchase Agreement and Make Whole Derivative
	(Level 3)	(Level 3)	(Level 3)	(Level 3)

Balance, January 1, 2025	$11,689	$1,187	$3,541	$—
Issuance of convertible notes	—	—	—	—
Issuance of warrants	—	93,986	—	—
Change in fair value	3,485	(86,187)	(3,472)	—
Warrant cashless exercise	—	(6,865)	—	—
Termination of forward purchase agreements	—	—	—	—
Balance, June 30, 2025	$15,174	$2,121	$69	$—

Balance, January 1, 2024	$—	$1,447	$104,350	$41,043
Issuance of convertible notes	15,000	—	—	—
Change in fair value	(1,708)	14,999	(97,464)	(318)
Warrant cashless exercise	—	(14,979)	—	—
Termination of forward purchase agreements	—	—	—	(40,380)
Balance, June 30, 2024	$13,292	$1,467	$6,886	$345

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

The following table summarizes supplemental balance sheet information related to the operating lease as of June 30, 2025 (in thousands):

Minimum lease payments by fiscal year
2025 (Remaining)	$143
2026	297
2027	307
2028	318
2029	329
Thereafter	—
Total future minimum lease payments	1,394
Less: Imputed interest	(132)
Present value of lease payments	1,262
Less: Current portion (included in other accrued expenses)	(242)
Noncurrent operating lease liability	$1,020
Operating lease right-of-use asset	$1,171
Remaining lease term in years	4.5
Discount rate	4.3%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for three and six months ended June 30, 2025 and 2024 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of operating leases	$72	$72	$145	116
Cash paid for operating leases	31	80	31	159

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

The Company has recorded $0.2 million as a liability in accrued expenses on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 for ABP-450 supplies.

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

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million. Odeon claims that it served as the underwriter for Priveterra Acquisition Corp., the special purpose acquisition company with which Old AEON merged with and into in July 2023. Odeon seeks monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts. In November 2023, the Company filed a motion to dismiss certain claims included in Odeon’s complaint. In April 2024, the Company successfully obtained a dismissal of Odeon’s non-breach of contract claims, including the tort claims, breach of covenant claim and associated punitive damages claim. Odeon’s breach of contract claim is proceeding to trial, with neither party prevailing on their respective summary judgment motions that were filed in March 2025.

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

Note 7. Common Stock

On February 24, 2025, the Company held a special stockholder meeting, at which stockholders voted, among other matters, to amend the Company’s Certificate of Incorporation, as amended and restated, to increase the number of authorized common stock from 500,000,000 to 1,040,000,000 shares of common stock at par value of $0.0001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of June 30, 2025, there have been no cash dividend declared to date. Each share of common stock is entitled to one vote.

Common Stock Reserved

The table below summarizes the Company’s reserved common stock for further issuance as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

Stock options issued and outstanding	158,005	98,971
Restricted stock units (unvested)	303,957	25,613
Shares available for future issuance under the stock incentive plan	720,800	25,818
Warrants	3,747,798	55,403
Contingent consideration	222,653	222,653
Convertible notes	399,128	399,128
Total common stock reserved	5,552,341	827,586

2023 Employee Stock Purchase Plan (“ESPP”)

The 2023 Employee Stock Purchase Plan assists eligible employees in acquiring a stock ownership interest of the Company’s common stock in consideration of the participating employees’ continued services. Eligible employers will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 6,780 shares initially reserved for issuance under the 2023 ESPP, which shall automatically increase on January 1 of each calendar year beginning and including January 1, 2024 and ending on and including January 1, 2033, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on January 1 of the year in which such increase is to occur, or (ii) such smaller number of shares of common stock as may be established by the Board of Directors. As of June 30, 2025, there were 19,419 shares available for issuance. There have been no shares issued under the 2023 ESPP.

Note 8. Share-based Compensation

2019 Incentive Award Plan

The following table summarizes stock option activity under 2019 Award Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, January 1, 2025	47,955	$720.00
Options granted	—	—
Options forfeited	—	—
Outstanding, June 30, 2025	47,955	$720.00
Exercisable, June 30, 2025	44,325	$720.00

As of June 30, 2025 and December 31, 2024, the weighted average remaining contractual life of options outstanding and options exercisable was 5.6 years and 6.0 years, respectively.

During the three and six months ended June 30, 2025 and 2024, the Company recognized $0.4 million and $0.9 million, $0.8 million and $1.6 million, respectively, of share-based compensation expense related to stock options granted.

As of June 30, 2025 and December 31, 2024, total unrecognized compensation expense related to nonvested stock options was $0.9 million and $1.8 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 2 months and 4 months, respectively.

The following table summarizes restricted stock units activity under the 2019 Award Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2025	11,398	$780.48
Granted	—	—
Vested	(1,639)	—
Forfeited	—	—
Outstanding, June 30, 2025	9,759	$780.48

During three and six months ended June 30, 2025 and 2024, the Company recognized $0.4 million, $0.9 million, $0.5 million and $1.2 million, respectively, of share-based compensation expense related to restricted stock units granted, including $0.3 million with earnout vesting criteria.

As of June 30, 2025 and December 31, 2024, total unrecognized compensation expense related to nonvested restricted stock units was $2.3 million and $3.0 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 17 months and 21 months, respectively. The unrecognized compensation expense with the earnout criteria as of June 30, 2025 and December 31, 2024 of $4.1 million and $4.3 million, respectively, will be recognized when the milestones are determined to be probable over the RSUs vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone.

2023 Incentive Award Plan

As of June 30, 2025 there were 40,398 shares of common stock available for issuance under the Company’s 2023 Incentive Award Plan (the “2023 Award Plan”). The following table summarizes stock options activity under the 2023 Award Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2025	51,016	$242.14
Options granted	—	—
Options forfeited	—	—
Outstanding, June 30, 2025	51,016	$242.14
Exercisable, June 30, 2025	24,679	$73.77

The weighted average remaining contractual life of options outstanding and options exercisable as of June 30, 2025 and December 31, 2024 was 9.0 years and 9.5 years, respectively.

During the three and six months ended June 30, 2025 and 2024 , the Company recognized $0.6 million, $1.3 million, $0.4 million and $0.5 million respectively, of share-based compensation expense related to stock options granted. As of June 30, 2025 and December 31, 2024, total unrecognized compensation expense related to nonvested stock options was $4.0 million and $5.3 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 13 months and 19 months, respectively.

The following table summarizes restricted stock units activity under the 2023 Award Plan:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, January 1, 2025	14,215	$60.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, June 30, 2025	14,215	$60.05

During the three and six months ended June 30, 2025, the Company recognized $0.1 million, and there were no stock-based compensation expenses for the three and six months ended June 30, 2024.

As of June 30, 2025 and December 31, 2024, total unrecognized compensation expense related to nonvested restricted stock units was $0.5 million and $0.7 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 14 and 20 months, respectively.

In May 2025 under the 2023 Award Plan, the Board approved cash-settled restricted stock units, which are share-based awards granted to employees and directors over a vesting period that entitle the grantee to receive the cash equivalent to the value of a share of the Company’s common stock upon each vesting anniversary.

During the three and six months ended June 30, 2025, there were 5,288,059 cash-settled restricted stock units granted with weighted-average grant date fair value of $0.76 with four-year vesting, subject to continued service through the applicable vesting date. There were no units vested as of June 30, 2025.

Company has elected to account for cash-settled restricted stock units in accordance with ASC 718. In accordance with ASC 718, the Company will recognize compensation expense on the condensed consolidated statement of operations and record the associated liability to accrued compensation on the condensed consolidated balance sheets using straight-line method over the service period. Additionally, changes in fair value of the awards will be recorded to operating costs on the condensed consolidated statement of operations at each reporting date until settlement, reflecting changes in the underlying stock price.

During the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.1 million of share-based compensation expense related to cash-settled restricted stock units granted. As of June 30, 2025, total unrecognized compensation expense related to nonvested cash-settled restricted stock units was $3.9 million, which is expected to be recognized over the weighted-average remaining requisite service period of 46 months. As of June 30, 2025, the liability related to cash-settled restricted stock units was $0.1 million on the condensed consolidated balance sheet.

2025 Employee Inducement Incentive Award Plan

Effective April 19, 2025, the Board adopted the 2025 Employment Inducement Incentive Award Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 1,000,000 shares of the Company’s Class A common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance stock units, and its terms are substantially similar to the Company’s 2023 Award Plan. In accordance with the NYSE American Company Guide, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or being rehired following a bona fide period of interruption of employment by the Company. The Inducement Plan was adopted without stockholder approval pursuant to the applicable provisions of the NYSE American Company Guide. As of June 30, 2025, there were 660,983 shares of common stock available for issuance under the Inducement Plan.

For the six months ended June 30, 2025, there were 59,034 stock options issued, with weighted average exercise price of $0.41. The weighted average fair value of options granted as of June 30, 2025 was $0.37. The weighted average remaining contractual life of options outstanding and options exercisable as of June 30, 2025 was 9.8 years. During the three and six months ended June 30, 2025, the Company recognized de minimus amounts of share-based compensation expense related to stock options granted. As of June 30, 2025, total unrecognized compensation expense related to nonvested stock options was $21 thousand, which is expected to be recognized over the weighted-average remaining requisite service period of 46 months.

For the six months ended June 30, 2025, there were 279,983 restricted stock units issued, with weighted averaged grant date fair value of $0.49. During the three and six months ended June 30, 2025, the Company recognized de minimus amounts of share-based compensation expense related to restricted stock units granted. As of June 30, 2025, total unrecognized compensation expense related to nonvested restricted stock units was $0.1 million, which is expected to be recognized over the weighted-average remaining requisite service period of 46 months.

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

During the three and six months ended June 30, 2025 and 2024, the Company recognized $1.6 million, $3.3 million $1.7 million and $3.3 million, respectively, of share-based compensation expense, of which $1.3 million, $2.6 million, $1.3 million, and $2.5 million, respectively, were in selling, general and administrative expenses, and $0.4 million $0.8 million, $0.4 million, and $0.8 million, respectively, were in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

The fair value of stock options granted under the Award Plan was estimated using the following assumptions:

	Six Months Ended
	June 30,
	2025	2024

Expected volatility	123%	47% – 50%
Risk-free interest rate	3.9%	4.1% – 4.3%
Expected life (in years)	6.25	5.27 – 6.25
Expected dividend yield	—	—

Note 9. Subsequent Events

The Company has further evaluated subsequent events for recognition and remeasurement purposes as of and for the three and six months ended June 30, 2025. After review and evaluation, management has concluded that there were no material subsequent events as of the date of the issuance of the financial statements.

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

Company Overview

We are a biopharmaceutical company seeking accelerated and full-label United States (“U.S.”) market entry by developing our botulinum toxin complex, prabotulinumtoxinA injection (“ABP-450”) as a BOTOX® biosimilar for debilitating medical conditions. We plan to develop and seek regulatory approval of ABP-450 as a biosimilar product in the U.S. through submission of a Biologics License Application, (“BLA”), under Section 351(k) of the Public Health Service Act, (“Section 351(k) BLA”) with the ultimate goal of addressing the global therapeutic botulinum toxin market, which we estimate to be at least $3.3 billion based on AbbVie’s reported global revenues for its therapeutic Botox segment for the fiscal year ended 2024. ABP-450 is the same botulinum toxin complex that is currently approved as a biosimilar in Mexico, India and Philippines and, in the U.S., is approved to provide temporary improvement in the appearance of moderate to severe glabellar lines for certain adult patients and marketed by Evolus, Inc. under the name Jeuveau in the U.S. and Nuceiva in Canada and the European Union. We have exclusive development and distribution rights for certain therapeutic uses of ABP-450 in the U.S., Canada, the European Union, the United Kingdom, and certain other international territories. We have built a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

We have completed a Phase 2 study of ABP-450 for the treatment of cervical dystonia and completed enrollment and dosing of patients for a Phase 2 double blind study of ABP-450 for the treatment of both chronic and episodic migraine. We originally intended to pursue a submission of a BLA under Section 351(a) of the Public Health Service Act, or an Original BLA, seeking one or more potential therapeutic indications for ABP-450. However, our Phase 2 clinical trials for episodic and chronic migraine did not meet their respective primary endpoints. In May 2024, we announced the discontinuation of our Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures. On July 9, 2024, we announced a strategic reprioritization to pursue a 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product for all of the indications for which Botox is approved, other than the cosmetic uses for which we do not hold development or commercialization rights.

We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on next steps to develop a Botox biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for an expected Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA in the fourth quarter of 2025 to review the initial results from the studies.

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

Additionally, we performed a study in rats designed to provide IND supporting safety and efficacy data. ABP-450 is injected into the stellate ganglion using ultrasound guidance to assess the effect on the sympathetic nervous pathway, which may inform us whether ABP-450 has the potential for utility across a broad portfolio of neuropsychiatric disorders, including post-traumatic stress disorder (PTSD). We may initiate other preclinical studies from time to time to evaluate the potential safety and efficacy of ABP-450 in other disorders.

We license ABP-450 from Daewoong, a South Korean pharmaceutical manufacturer, and have exclusive development and distribution rights for therapeutic indications in the U.S., Canada, the European Union, the United Kingdom, and certain other international territories. Daewoong licenses the same 900 kDa botulinum toxin to Evolus for cosmetic indications, which Evolus markets and sells under the name Jeuveau in the United States and Nuceiva in Canada and the European Union. Prior to licensing the botulinum toxin complex to Evolus, Daewoong conducted a broad preclinical development program for ABP-450 that was primarily focused on safety to support any clinical indication. Subsequently, Evolus completed a comprehensive clinical development program of the same botulinum toxin complex and has received approval from regulatory authorities in the United States, the European Union and Canada to market and sell Jeuveau in the United States and Nuceiva in Canada and the European Union for the temporary improvement in the appearance of moderate to severe glabellar, or frown, lines in adults. Over 2,100 adult subjects with moderate to severe glabellar lines at maximum frown participated in Evolus’ clinical development program, and each of Evolus’ Phase 3 clinical studies successfully met their respective primary safety and efficacy endpoints. While none of these preclinical or clinical programs specifically contemplated any therapeutic use of ABP-450, given that the FDA’s regulatory requirements are generally the same for the cosmetic or therapeutic use of a toxin, we believe that the positive data derived from these preclinical and clinical studies will support the clinical development and anticipated future safety labeling of ABP-450 for migraine and cervical dystonia, in addition to other indications, including our 351(k) biosimilar program, at all contemplated dose ranges.

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

We believe ABP-450 could have therapeutic applications in a broad range of debilitating medical conditions, and we intend to continue to leverage our product assessment screening process to identify additional indications for future development. Our management team possesses significant and relevant experience in the botulinum toxin industry in both drug development and commercialization, and we believe they are highly qualified to successfully develop and commercialize ABP-450 to enhance the lives of patients who suffer from debilitating medical conditions.

We have never been profitable from operations and, as of June 30, 2025, we had an accumulated deficit of $429.1 million. We have never generated revenue from ABP-450. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we have sufficient cash to fund our operating plan into the fourth quarter of 2025. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Executive Overview

On April 19, 2025, the board of directors (the “Board”) appointed Robert Bancroft as the Company’s Principal Executive Officer, President, Chief Executive Officer and member of the Board, effective as of April 29, 2025, in connection with Marc Forth’s resignation as the Company’s President and Chief Executive Officer. Mr. Bancroft reports directly to the Board. Mr. Forth continues to serve as a member of the Board.

Liquidity and Capital Resources and Going Concern

As disclosed further below in the section titled “Liquidity and Capital Resources”, we have incurred operating losses and negative cash flows from operating activities since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2025, we had reported cash and cash equivalents of $8.4 million and an accumulated deficit of $429.1 million. As a result of these conditions, management has concluded that substantial doubt about our ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that the financial statements included in this Report are issued. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure sources of financing and ultimately attain profitable operations.

Notice of Noncompliance

On February 3, 2025, the Company received a written notice of non-compliance (the “Notice”) from NYSE American stating that the Company is not in compliance with continued listing standards of Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”), which requires stockholders’ equity of $2.0 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years (the “Minimum Requirement”), as defined in Section 1003(a)(i) of the Company Guide. Pursuant to the Notice, the Company reported a stockholders’ deficit of $32.1 million at September 30, 2024 and has had losses in the two most recent fiscal years ended December 31, 2023 based on the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission on May 14, 2024, and the Company is not currently eligible for any exemption from the stockholders’ equity requirement in Section 1003(a) of the Company Guide, and as such, NYSE American deems the Company below compliance with the Minimum Requirement. As required by the Notice, the Company submitted a plan to regain compliance with the continued listings standards of the Company Guide (the “Plan”).

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

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, consist primarily of compensation for personnel, including stock-based compensation, management, finance, legal, and regulatory functions. Other SG&A expenses include travel expenses, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. As we pivot to our biosimilar strategy, we anticipate that our SG&A expenses will decrease in the near-future to focus our resources to research and development (“R&D”) activities. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of NYSE American and the SEC, insurance, and investor relations costs. We expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If ABP-450 obtains United States regulatory approval for any indication, we expect that we would incur significantly increased expenses associated with building a sales and marketing team and funding commercial activities.

Research and Development Expenses

Our R&D expenses are primarily attributed to the development of ABP-450 as a biosimilar product in the United States through a Section 351(k) BLA, using AbbVie Inc.’s product Botox as a proposed reference product for all of the indications for which Botox is approved, other than the cosmetic uses for which we do not hold development or commercialization rights, which may include initiating a comparability study of ABP-450 in one or more of the indications currently approved for use by the proposed reference product. Due to the stage of our development and our ability to use resources across all of our programs, most of our R&D costs are not recorded on a program-specific basis. We expect our R&D expenses to increase as we, subject to raising additional capital, develop and seek regulatory approval of ABP-450. R&D expenses associated with these activities may include third-party costs such as expenses incurred under agreements with CROs, the cost of consultants who assist with the development of ABP-450 on a program-specific basis, investigator grants, sponsored research, product costs in connection with acquiring ABP-450 from Daewoong and Botox for use in conducting preclinical and clinical studies, and other third-party expenses attributable to the development of our product candidates.

R&D activities will be critical to achieving our business strategy. The biosimilar pathway will require greater costs in the beginning stages in order to design, execute and complete the primary structural analysis. Any clinical studies, such as a comparability study in any of the indications currently approved for use by the proposed reference product, will generally incur greater development costs than those programs incurred in the earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical studies. We expect our R&D expenses to be significant over the next years as we pursue the development of ABP-

450 as a biosimilar and seek regulatory approval using Botox as the reference product. As a result, we are unable to determine the duration and completion costs of our programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.

Change in Fair Value of Contingent Consideration

The Company determined that the Contingent Consideration would be classified as a liability on the consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the consolidated statements of operations and comprehensive (loss) income.

Other (Loss) Income, Net

Other (loss) income, net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible notes, warrant liabilities, forward purchase agreements, and loss on issuance of warrants, each described below, at each balance sheet date.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the consolidated statement of operations and comprehensive (loss) income.

Change in fair value of warrants - Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive (loss) income.

Loss on embedded forward purchase agreement and make whole derivative - the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which were bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value. Subsequent changes in the bifurcated derivatives are recorded in the consolidated statements of operations and comprehensive (loss) income. Upon termination of the forward purchase agreements in the first quarter of fiscal 2024, the Company recorded a charge to the consolidated statement of operations of $20.3 million to reverse the related subscription receivable and derivative liability on the accompanying consolidated balance sheet.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating expenses:
Selling, general and administrative	$3,258	$3,321	$6,383	$7,970
Research and development	1,064	4,439	1,889	10,172
Change in fair value of contingent consideration	16	(161,233)	(3,472)	(97,464)
Total operating costs and expenses	4,338	(153,473)	4,800	(79,322)
(Loss) income from operations	(4,338)	153,473	(4,800)	79,322
Other (loss) income:
Change in fair value of convertible notes	(1,854)	1,795	(3,485)	1,708
Change in fair value of warrants	(542)	5,905	86,187	(14,999)
Loss on issuance of warrants	—	—	(75,644)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	—	2,905	—	(20,012)
Other income, net	92	34	195	75
Total other (loss) income, net	(2,304)	10,639	7,253	(33,228)
(Loss) income before taxes	(6,642)	164,112	2,453	46,094
Income taxes	—	—	—	—
Net (loss) income	$(6,642)	$164,112	$2,453	$46,094
Basic net (loss) income per share	$(0.60)	$304.00	$0.32	$87.15
Diluted net (loss) income per share	$(0.60)	$304.00	$0.31	$87.15
Weighted average shares of common stock outstanding used to compute basic net (loss) income per share	11,090,809	539,840	7,557,472	528,878
Weighted average shares of common stock outstanding used to compute diluted net (loss) income per share	11,090,809	539,840	7,848,566	528,878

Comparison of the three and six months ended June 30, 2025 and 2024

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $3.3 million for the three months ended June 30, 2025, resulting in no change, compared to $3.3 million during the three months ended June 30, 2024. SG&A expenses were consistent year-over year as the Company’s resources were primarily attributed to the continued support of the R&D function.

SG&A expenses were $6.4 million for the six months ended June 30, 2025, resulting in a decrease of $1.6 million, or 20%, compared to $8.0 million during the six months ended June 30, 2024. The decrease in SG&A expenses was primarily attributable to a decrease of $0.9 million in legal expenses and professional fees related to the Company’s registration statement filings in the prior year and a decrease of $0.7 million related to headcount reduction to preserve cash that was initiated in the second quarter of fiscal 2024.

Research and Development (R&D) Expenses

R&D expenses were $1.1 million for the three months ended June 30, 2025, a decrease of $3.3 million, or 75%, compared to $4.4 million for the three months ended June 30, 2024. The decrease was primarily attributable to $3.1 million decrease in R&D expenses due to wind down of Phase 2 clinical trials related to chronic and episodic migraine and cervical dystonia and a decrease of $0.2 million related to headcount reduction to preserve cash that was initiated in the second quarter of fiscal 2024.

R&D expenses were $1.9 million for the six months ended June 30, 2025, a decrease of $8.3 million, or 81%, compared to $10.2 million for the six months ended June 30, 2024. The decrease was primarily attributable to a $8.0 million decrease in R&D expenses due to wind down of Phase 2 clinical trials related to chronic and episodic migraine and cervical dystonia and a decrease of $0.2 million related to headcount reduction to preserve cash that was initiated in the second quarter of fiscal 2024.

Change in Fair Value of Contingent Consideration

The Company recognized an immaterial loss and a gain of $3.5 million for the three and six months ended June 30, 2025, respectively, related to the change in the fair value of the contingent consideration related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares. The gain was primarily due to a decrease in the Company’s stock price from $38.88 to $0.76 as of December 31, 2024 and June 30, 2025, respectively. For the three and six months ended June 30, 2024, the Company recognized gains of $161.2 million and $97.5 million, respectively, primarily due to changes in the milestone probabilities in the second quarter of 2024 following the announcement of the Company’s topline Phase 2 migraine results and fluctuations in the Company’s stock price from $518.40 to $835.20 to $75.60 as of December 31, 2023, March 31, 2024 and June 30, 2024, respectively.

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

Other Income, Net

For the three months ended June 30, 2024 and June 30, 2025, the Company recognized loss of $0.5 million compared to a gain of $5.9 million, respectively, related to the change in fair value of warrants.

For the six months ended June 30, 2025, the Company recognized income of $86.2 million, offset by $75.6 million from fair value loss at issuance related to Series A and Series B warrants issued in the first quarter of fiscal 2025, compared to a loss of $15.0 million in the prior year, related to warrants issued at the Closing.

Liquidity and Capital Resources

Our primary sources of capital have been debt and equity financing. We have experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of June 30, 2025, we had reported cash and cash equivalents of $8.4 million and an accumulated deficit of $429.1 million.

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

On July 9, 2024, we announced a strategic reprioritization to pursue a Section 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product. We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on next steps to develop a Botox biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for an expected Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA in the fourth quarter of 2025 to review the results from the studies. However, the commencement of studies, preparation for an expected BPD meeting and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders.

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

We may receive additional capital from the cash exercise of the Private Placement Warrants. However, the exercise price of our Private Placement Warrants is $828.00 per warrant and the last reported sales price of our common stock on August 7, 2025 was $0.713. The likelihood that holders of the Private Placement Warrants will exercise their Private Placement Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our common stock after effectiveness of the registration statement related thereto registering the issuance of common stock underlying the Private Placement Warrants. If the trading price for our common stock does not maintain a price above $828.00 per share, we do not expect holders to exercise their Warrants for cash. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of the Private Placement Warrants when planning for our operational funding needs. The Private Placement Warrants may be exercised on a cashless basis at any time and we will not receive any proceeds from such exercise, even if the Private Placement Warrants are in-the-money.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $10.0 million, consisting primarily of a net income of $2.5 million and non-cash charges of $7.2 million, consisting primarily of $86.2 million decrease related to change in fair value of warrants and $3.5 million decrease related to change in fair value of contingent consideration, offset by $75.6 million loss on issuance of warrants, $3.3 million non-cash expenses related to stock-based compensation for our executives and directors and $3.5 million related to the change in fair value of the convertible notes. Decrease of $5.3 million primarily for $1.7 million from timing of clinical trial payments and $3.6 million used for continuing SG&A business needs.

Net cash used in operating activities for the six months ended June 30, 2024 was $16.7 million, consisting primarily of a net income of $46.1 million and non-cash charges of $60.8 million, consisting primarily of $97.5 million decrease related to change in fair value of contingent consideration and $1.7 million decrease related to the change in fair value of the convertible notes, offset by $15.0 million increase related to change in fair value of warrants, $20.0 million related to loss on forward purchase agreement and derivative liabilities, and a $3.3 million of non-cash expense related to stock-based compensation for our executives and directors.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 and 2024 were a de minimus amount and zero, respectively, related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 and 2024 were $18.4 million and $15.0 million, respectively, related to the public offering in the first quarter of fiscal 2025 and proceeds from issuance of convertible notes in the first and second quarters of fiscal 2024, respectively.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with United States GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. As of June 30, 2025, there have been no changes to our critical accounting policies from those reported on our Annual Report Form 10-K.

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

Our Chief Executive Officer and Chief Accounting Officer (“certifying officers”), in their role as Principal Executive and Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2025. Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2025.

Our certifying officers concluded that the Company did not have an effective risk assessment over complex transactions due to the lack of sufficient and qualified resources. This also led to a deficiency in the design and implementation of controls over in-

process research and development and valuation of financial instruments. We also identified a material weakness related to the lack of segregation of duties in the financial reporting process due to the lack of sufficient resources. Furthermore, the control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Management has continued to take action to remediate the material weaknesses during the six months ended June 30, 2025. However, the material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Other than described above, there has not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter to which this Report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million. Odeon claims that it served as the underwriter for Priveterra Acquisition Corp., the special purpose acquisition company with which Old AEON merged with and into in July 2023. Odeon seeks monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts. In November 2023, the Company filed a motion to dismiss certain claims included in Odeon’s complaint. In April 2024, the Company successfully obtained a dismissal of Odeon’s non-breach of contract claims, including the tort claims, breach of covenant claim and associated punitive damages claim. Odeon’s breach of contract claim is proceeding to trial, with neither party prevailing on their respective summary judgment motions that were filed in March 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Date: August 12, 2025

AEON BIOPHARMA, INC.

By:	/s/ Robert Bancroft
Name:	Robert Bancroft
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Sy
Name:	Jennifer Sy
Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)