Form 10-Q
period 2025-09-30
AEON Biopharma, Inc.
filed 2025-11-14
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, there were 11,838,447 of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the projected financial information, anticipated growth rate and market opportunities of AEON Biopharma, Inc. (“AEON”);
●	the ability to maintain the listing of Class A common stock on NYSE American;
●	AEON’s public securities’ potential liquidity and trading;
●	AEON’s ability to raise financing in the future and to continue as a going concern;
●	AEON’s ability to obtain stockholder approval and/or satisfy customary closing conditions for its private placement or convertible notes exchange;
●	AEON’s success in retaining or recruiting, or changes required in officers, key employees, scientific personnel or directors;
●	factors relating to the business, operations and financial performance of AEON;
●	the initiation, cost, timing, progress and results of research and development activities, preclinical studies or clinical trials with respect to AEON’s current and potential future product candidates;
●	AEON’s ability to identify, develop and commercialize its main product candidate, botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”);
●	AEON’s ability to obtain a Biologics License Application (“BLA”) for therapeutic uses of ABP-450;
●	AEON’s ability to advance its current and potential future product candidates into, and successfully complete, preclinical studies and clinical trials;
●	AEON’s ability to obtain and maintain regulatory approval of its current and potential future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	AEON’s ability to obtain and maintain intellectual property protection for its technologies and any of its product candidates;
●	AEON’s ability to successfully commercialize its current and any potential future product candidates;
●	the rate and degree of market acceptance of AEON’s current and any potential future product candidates;
●	regulatory developments in the United States and international jurisdictions;
●	potential liability, lawsuits and penalties related to AEON’s technologies, product candidates and current and future relationships with third parties;
●	AEON’s ability to effectively manage the growth of its operations;

●	AEON’s ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements, particularly its license and supply agreement with Daewoong Pharmaceutical Co., LTD. (the “Daewoong Agreement”);
●	anticipated Biosimilar Biological Product Development (“BPD”) meetings with the FDA;
●	anticipated results from our analytical studies;
●	AEON’s ability to compete effectively with existing competitors and new market entrants;
●	potential effects of extensive government regulation;
●	AEON’s future financial performance and capital requirements;
●	AEON’s ability to implement and maintain effective internal controls;
●	the impact of supply chain disruptions; and
●	the impact of macroeconomic developments beyond our control, such as health epidemics or pandemics, macro-economic uncertainties, tariffs, social unrest, hostilities, natural disasters or other catastrophic events, on AEON’s business.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,927	$13
Prepaid expenses and other current assets	1,485	1,577
Total current assets	7,412	1,590
Property and equipment, net	181	235
Operating lease right-of-use asset	1,112	1,288
Other assets	29	29
Total assets	$8,734	$3,142
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,525	$5,910
Accrued clinical trials expenses	1,524	3,571
Accrued compensation	1,547	1,068
Other accrued expenses	2,632	3,600
Total current liabilities	8,228	14,149
Convertible notes at fair value, including related party amount of $17,051 and $11,689, at September 30, 2025 and December 31, 2024, respectively	17,051	11,689
Operating lease liability	957	1,145
Warrant liability	2,338	1,187
Contingent consideration liability	32	3,541
Total liabilities	28,606	31,711
Commitments and contingencies (Note 6)
Stockholders’ Deficit:
Class A common stock, $0.0001 par value; 1,040,000,000 and 500,000,000 shares authorized at September 30, 2025 and December 31, 2024, and 11,643,786 and 555,511 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9	4
Additional paid-in capital	413,801	403,024
Accumulated deficit	(433,682)	(431,597)
Total stockholders' deficit	(19,872)	(28,569)
Total liabilities and stockholders' deficit	$8,734	$3,142

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Selling, general and administrative	$1,933	$3,044	$8,316	$11,014
Research and development	597	972	2,485	11,144
Change in fair value of contingent consideration	(37)	—	(3,509)	(97,464)
Total operating costs and expenses	2,493	4,016	7,292	(75,306)
(Loss) income from operations	(2,493)	(4,016)	(7,292)	75,306
Other (loss) income:
Change in fair value of convertible notes	(1,877)	(1,878)	(5,362)	(170)
Change in fair value of warrants	(236)	(377)	85,950	(15,376)
Loss on issuance of warrants	—	—	(75,644)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	—	81	—	(19,931)
Other income, net	68	19	263	94
Total other (loss) income, net	(2,045)	(2,155)	5,207	(35,383)
(Loss) income before taxes	(4,538)	(6,171)	(2,085)	39,923
Income taxes	—	—	—	—
Net (loss) income	$(4,538)	$(6,171)	$(2,085)	$39,923
Basic net (loss) income per share	$(0.39)	$(11.24)	$(0.23)	$74.53
Diluted net (loss) income per share	$(0.39)	$(11.24)	$(0.23)	$69.53
Weighted average shares of common stock outstanding used to compute basic net (loss) income per share	11,634,946	549,175	8,931,566	535,693
Weighted average shares of common stock outstanding used to compute diluted net (loss) income per share	11,634,946	549,175	8,931,566	574,216

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited)

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivables	Deficit	Deficit
Balance as of January 1, 2025	555,511	$4	$403,024	$—	$(431,597)	$(28,569)
Net loss	—	—	—	—	(2,085)	(2,085)
Issuance of shares and reclassification of liability related to cashless warrant exercises	10,869,856	5	6,884	—	—	6,889
Issuance of shares related to at-the-market offering, net	218,419	—	168	—	—	168
Stock-based compensation expense	—	—	3,725	—	—	3,725
Balance as of September 30, 2025	11,643,786	$9	$413,801	$—	$(433,682)	$(19,872)

Balance as of January 1, 2024	516,404	$4	$381,264	$(60,710)	$(473,602)	$(153,044)
Net income	—	—	—	—	39,923	39,923
Termination of Forward Purchase Agreements	—	—	—	60,710	—	60,710
Issuance of shares and reclassification of liability related to cashless warrant exercises	27,310	—	14,979	—	—	14,979
Issuance of shares related to at-the-market offering, net	916	—	50	—	—	50
Issuance of common stock	5,556	—	384	—	—	384
Stock-based compensation expense	—	—	4,908	—	—	4,908
Balance as of September 30, 2024	550,186	$4	$401,585	$—	$(433,679)	$(32,090)

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivables	Deficit	Deficit
Balance as of July 1, 2025	11,537,870	$9	$413,283	$—	$(429,144)	$(15,852)
Net loss	—	$—	$—	$—	$(4,538)	(4,538)
Issuance of shares and reclassification of liability related to cashless warrant exercises	—	$—	$20	$—	$—	20
Issuance of shares related to at-the-market offering, net	105,916	$—	$84	$—	$—	84
Stock-based compensation expense	—	$—	$414	$—	$—	414
Balance as of September 30, 2025	11,643,786	$9	$413,801	$—	$(433,682)	$(19,872)

Balance as of July 1, 2024	543,714	$4	$399,557	$—	$(427,508)	$(27,947)
Net loss	—	—	—	—	(6,171)	(6,171)
Issuance of shares related to cashless warrant exercises	—	—	—	—	—	—
Issuance of shares related to at-the-market offering, net	916	—	50	—	—	50
Issuance of common stock	5,556	—	384	—	—	384
Stock-based compensation expense	—	—	1,594	—	—	1,594
Balance as of September 30, 2024	550,186	$4	$401,585	$—	$(433,679)	$(32,090)

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data) (Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$(2,085)	$39,923
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	58	74
Stock-based compensation expense	3,725	4,908
Loss on issuance of warrants	75,644	—
Change in fair value of convertible notes	5,362	170
Change in fair value of warrants	(85,950)	15,376
Change in fair value of embedded forward purchase agreements and derivative liabilities	—	19,931
Change in fair value of contingent consideration	(3,509)	(97,464)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	93	(770)
Accounts payable	(3,385)	1,242
Accrued expenses and other liabilities	(2,537)	(3,181)
Other assets and liabilities	(12)	120
Net cash used in operating activities	(12,596)	(19,671)
Cash flows from investing activities:
Purchases of property and equipment	(4)	—
Net cash used in investing activities	(4)	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	15,000
Proceeds from issuance of at-the-market shares, net	168	50
Proceeds from issuance of public offering shares, net	18,346	—
Net cash provided by financing activities	18,514	15,050
Net increase (decrease) in cash	5,914	(4,621)
Cash and cash equivalents at beginning of period	13	5,158
Cash and cash equivalents at end of period	$5,927	$537
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Cashless warrant exercises	$6,884	$—

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

Reverse Stock Split

On February 24, 2025, following a Special Meeting of Shareholders, the board of directions of the Company (the “Board”) approved the filing of a Certificate of Amendment to the Certificate of Incorporation to effect a reverse stock split at a split ratio of 1-for-72 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 72 pre-split shares of Common Stock outstanding was automatically combined into one new share of Common Stock without any action on the part of the holders. The Reverse Stock Split affected all of the Company’s stockholders uniformly and did not affect any stockholder’s percentage ownership interests in the Company. No fractional shares were issued in connection with the Reverse Stock Split. In lieu of fractional shares, any person who would otherwise be entitled to a fractional share of Common Stock as a result of the reclassification and combination following the effective time of the Reverse Stock Split (after taking into account all fractional shares of Common Stock otherwise issuable to such holder) instead received a number of shares rounded up to the nearest whole share. Proportional adjustments were made to the number of shares of Common Stock issuable upon exercise or conversion of the Company’s outstanding equity awards and warrants, as well as the applicable exercise price, except in cases where the applicable agreement provides otherwise. All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of September 30, 2025, the Company reported cash and cash equivalents of $5.9 million and an accumulated deficit of $433.7 million. The Company expects to incur losses and use cash in its operations for the foreseeable future.

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

On July 9, 2024, the Company announced a strategic reprioritization to pursue a Section 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product. The Company held an initial meeting with the Food and Drug Administration (the “FDA”) in the third quarter of 2024 during which it aligned with the FDA on next steps to develop a Botox biosimilar. The Company commenced analytical studies in the fourth quarter of 2024 to prepare for an anticipated, and now confirmed Biosimilar Biological Product Development (“BPD”) Type 2a meeting with the FDA to review the results from the analytical studies, including comparative primary structure analysis and select functional analyses, on November 19, 2025.

On August 14, 2024, the Company entered into an “at-the-market” sales agreement with Leerink Partners LLC (“Leerink Partners”) relating to an at-the-market offering program (the “ATM”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock, registered pursuant to a shelf registration statement on Form S-3 (No. 333-281562) (as amended and supplemented, the “Registration Statement”) that the Securities and Exchange Commission (the “SEC”) declared effective on August 21, 2024, having aggregate gross proceeds of up to $50.0 million through Leerink Partners as sales agent. Any sales by us pursuant to the Registration Statement, including any sales pursuant to the ATM, will be subject to any limits imposed under applicable law, including General Instructions I.B.1 and I.B.6 of Form S-3. Under the ATM, Leerink Partners is entitled to commission at a rate equal to 3.0% of the gross proceeds from sales of shares of common stock under the ATM. For the three months ended September 30, 2025, there were 105,916 shares issued under the ATM for net proceeds of approximately $84,000. As of September 30, 2025, the cumulative shares issued under the ATM were 379,010 shares, net proceeds were received of approximately $0.3 million, and approximately $49.7 million of common stock remains available to be sold under the ATM. The Company may cancel its at-the-market program at any time upon prior notice, pursuant to its terms.

The commencement of additional studies, preparation for anticipated BPD meetings and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders. The Company is actively attempting to secure additional capital to fund its operations. However, there can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms or at all. As a result of these conditions, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that these condensed consolidated financial statements are issued.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheets as of September 30, 2025, condensed consolidated statements of operations and comprehensive (loss) income and stockholders’ deficit for the three and nine months ended September 30, 2025 and 2024, condensed consolidated statement of cash flows for the nine months ended September 30, 2025 and 2024, and the related note disclosures are unaudited. The balance sheet information as of December 31, 2024 is derived from the audited financial statements. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, on a basis consistent with the audited financial statements and reflect all adjustments which only include normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of September 30, 2025 and its results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2025 and September 30, 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim period.

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

The table below shows a reconciliation of the Company’s net (loss) income, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total consolidated net (loss) income as reported in the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Segment operating expenses:
Compensation and benefits	$1,933	$2,382	$6,826	$7,845
Professional and legal fees	450	1,030	2,838	4,748
Office and travel	233	408	746	1,206
Research and development	(86)	196	391	8,359
Total selling, general and administrative, and research and development	2,530	4,016	10,801	22,158
Change in fair value of contingent consideration	(37)	—	(3,509)	(97,464)
Total operating costs and expenses	2,493	4,016	7,292	(75,306)
(Loss) income from operations	(2,493)	(4,016)	(7,292)	75,306
Other segment items:
Change in fair value of convertible notes	(1,877)	(1,878)	(5,362)	(170)
Change in fair value of warrants	(236)	(377)	85,950	(15,376)
Loss on issuance of warrants	—	—	(75,644)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	—	81	—	(19,931)
Other income, net	68	19	263	94
Total other segment items, net	(2,045)	(2,155)	5,207	(35,383)
(Loss) income before taxes	(4,538)	(6,171)	(2,085)	39,923
Income taxes	—	—	—	—
Segment net (loss) income	$(4,538)	$(6,171)	$(2,085)	$39,923

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

Property and equipment, net, as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30,	December 31,
	2025	2024
Furniture and fixtures	$199	$199
Equipment	241	237
Leasehold improvements	66	66
Property and equipment	506	502
Accumulated depreciation	(325)	(267)
Property and equipment, net	$181	$235

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Legal expenses	$1,403	$2,455
Excise tax liability	569	569
Operating lease liability - short term portion	247	121
Daewoong vial usage	228	—
Remaining other accrued expenses	185	455
Total other accrued expenses	$2,632	$3,600

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

The Company accrues the expenses for its biosimilar and clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services. Payments made to outside service providers in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. The Company settled outstanding liabilities with its clinical research organization for the cervical dystonia and migraine programs and recorded a gain of $0.6 million in research and development expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025. Otherwise, there have been no material adjustments to the Company’s estimates for biosimilar and clinical trial expenses through September 30, 2025.

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

Since the company was in a loss position for three and nine months ended September 30, 2025 and three months ended September 30, 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive shares of common stock was anti-dilutive, while the nine months ended September 30, 2024 contained dilutive securities.

Basic and diluted net (loss) income per share for three and nine months ended September 30, 2025 and 2024 were calculated as follows (in thousands, except share and per share amounts):

Three months ended September 30, 2025
Net loss	$(4,538)
Weighted average shares of common stock outstanding, basic and diluted	11,634,946
Net loss per share, basic and diluted	$(0.39)

Nine months ended September 30, 2025
Net loss	$(2,085)
Weighted average shares of common stock outstanding, basic and diluted	8,931,566
Net loss per share, basic and diluted	$(0.23)

Three months ended September 30, 2024
Net loss	$(6,171)
Weighted average shares of common stock outstanding, basic and diluted	549,175
Net loss per share, basic and diluted	$(11.24)

Nine months ended September 30, 2024
Net income	$39,923
Weighted average shares of common stock outstanding, basic	535,693
Net income per share, basic	74.53
Weighted average shares of common stock outstanding, diluted	574,216
Net income per share, diluted	$69.53

The following unweighted potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive impact:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Warrants	3,747,798	55,403	3,747,798	55,403
Contingent consideration	—	222,653	—	222,653
Common stock options and restricted stock units	461,962	124,585	461,962	86,061
Convertible notes	399,128	399,128	399,128	399,128
	4,608,888	801,769	4,608,888	763,245

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

During the three and nine months ended September 30, 2025, the Company recognized $1.9 million and $5.4 million, respectively, of expense related to the increase in the fair value of the 2024 Daewoong Convertible Notes. During the three and nine months ended September 30, 2024, the Company recognized $1.9 million and $0.2 million, respectively, of expense related to the increase in the fair value of the 2024 Daewoong Convertible Notes. As of September 30, 2025 and December 31, 2024, the principal amount outstanding under the 2024 Daewoong Convertible Note was $15.0 million, with an estimated fair value inclusive of accrued interest of $17.1 million and $11.7 million, respectively.

Note 4. Public Offering

On January 6, 2025, the Company entered into an underwriting agreement with Aegis Capital Corp. (“Aegis” or the “Underwriter”) pursuant to which the Company agreed to sell and issue, in an underwritten public offering (the “Offering”) 555,571 Common Units, each consisting of (i) one (1) share of Common Stock, (ii) one (1) Series A Registered Common Warrant to purchase one (1) share of Common Stock per warrant (the “Series A Warrants”) at an exercise price of $45.00 (the “Exercise Price”) and (iii) one (1) Series B Registered Common Warrant to purchase one (1) share of Common Stock per warrant (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) at an Exercise Price of $45.00.

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

The Series A Warrants were exercisable beginning on February 24, 2025, the date of approval by stockholders of the Company (the “Stockholder Approval Date” or the “Initial Exercise Date”), and will expire in February 2030, the sixty (60) month anniversary of the Initial Exercise Date. The Series B Warrants were exercisable beginning on the Initial Exercise Date and will expire in August 2027, on the thirty (30) month anniversary of the Initial Exercise Date.

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

During the nine months ended September 30, 2025, certain holders of the Series B Warrants exercised 3,438,095 Series B Warrants, in accordance with the alternative cashless exercise provision in the Series B Warrants, resulting in the issuance of 10,314,285 shares of Common Stock of the Company. There were no exercises of Series B Warrants for the three months ended September 30, 2025. The fair value of the warrants exercised on the respective exercise dates for the nine months ended September 30, 2025 was $6.9 million. There were no Series A Warrants exercised during the three and nine months ended September 30, 2025. As of September 30, 2025, there were 3,565,245 and 127,150 units of Series A and Series B warrants outstanding, respectively.

On the date of issuance, the Company recognized a loss on issuance of Warrants of $75.6 million, which reflects the fair value of the warrants in excess of the proceeds received. For the nine months ended September 30, 2025, the Company recognized $58.3 million of income related to the change in fair value of the exercised Series B Warrants. For the three and nine months ended September 30, 2025, the Company recognized $(0.2) million and $18.6 million of (expense) income related to the change in fair value of the remaining outstanding Series A Warrants, respectively, and de minimus and $7.9 million of income related to the change in fair value of the remaining outstanding Series B Warrants, respectively. Refer to Note 5 Fair Value Measurements for additional information.

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

Convertible Notes at Fair Value

Due to certain embedded features within the convertible notes, the Company elected the fair value option to account for its convertible notes, including any paid-in-kind principal and interest, and the embedded features. For more information on convertible notes, see Note 3 Daewoong Convertible Notes. The fair value of the convertible notes was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the noteholders, including various qualified financings, corporate transaction and dissolution scenarios. The significant unobservable input assumptions that can significantly change the fair value included (i) the weighted average cost of capital, (ii) the timing of payments, (iii) the discount for lack of marketability, and (iv) the probability of certain corporate scenarios. During the three months ended September 30, 2025 and 2024, the Company utilized discount rates ranging from 15% to 60%, reflecting changes in the Company’s risk profile, time-to-maturity probability, and key terms when modified to the convertible notes.

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

Pursuant to the terms of the amended Sponsor Support Agreement, effective immediately after the Closing, 50% of the Founder Shares (i.e., 47,921 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in this Sponsor Support Agreement, of which 13,980 of such Contingent Founder Shares were forfeited on June 30, 2025 as the result of a vesting event not occurring. The remaining 50% of the Founder Shares were not subject to such restrictions and forfeiture provisions. The remaining Contingent Founder Shares shall vest, and shall become free of the provisions as follows:

●	13,890 of the Contingent Founder Shares shall vest upon the achievement of the conditions for the issuance of the CD BLA Contingent Consideration Shares (as defined below) on or prior to the CD BLA Outside Date; and
●	20,141 of the Contingent Founder Shares shall vest upon the earlier of (x) the achievement of the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares (as defined below) on or before the Episodic Migraine Outside Date (as defined below) and (y) the achievement of the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares (as defined below) on or before the Chronic Migraine Outside Date (as defined below).

The Priveterra Sponsor, LLC (the “Sponsor”) has agreed not to vote the Contingent Founder Shares during any period of time that such Contingent Founder Shares are subject to vesting.

Following the Closing, in addition to the consideration received at the Closing and as part of the overall consideration paid in connection with the Merger, certain holders of common stock in Old AEON may be issued a portion of up to 208,657 additional shares of common stock, subject to the occurrence of the following milestones:

●	55,659 shares of common stock, in the aggregate, if, on or before November 30, 2026 (as it may be extended, the “CD BLA Outside Date”), the Company shall have received from the FDA acceptance for review of the BLA submitted by the Company for the treatment of cervical dystonia (such 55,659 shares of common stock, the “CD BLA Contingent Consideration Shares”);
●	55,659 shares of common stock, in the aggregate, if, on or before June 30, 2029 (as it may be extended, the “Episodic Migraine Outside Date”), the Company shall have received from the FDA acceptance for review of the BLA submitted by the Company for the treatment of episodic migraine (such 55,659 shares of common stock, the “Episodic Migraine Contingent Consideration Shares”); provided that in the event the satisfaction of the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares occurs prior to the satisfaction of the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares, then the number of Episodic Migraine Contingent Consideration Shares shall be increased to 152,998 shares of common stock; and

●	97,339 shares of common stock, in the aggregate, if, on or before June 30, 2028, the Company shall have received from the FDA acceptance for review of the BLA submitted by AEON for the treatment of chronic migraine (such 97,339 shares of common stock, the “Chronic Migraine Contingent Consideration Shares”); provided that in the event that the number of Episodic Migraine Contingent Consideration Shares is increased to 152,998, then the number of Chronic Migraine Contingent Consideration Shares shall be decreased to zero and no Contingent Consideration Shares will be issued in connection with the satisfaction of the conditions to the issuance of the Chronic Migraine Contingent Consideration Shares.
●	In the event that the Company licenses any of its products (except in connection with migraine or cervical dystonia indications) to a third-party licensor for distribution in the U.S. market (a “Qualifying License”) prior to the satisfaction of (x) the conditions for the issuance of the Episodic Migraine Contingent Consideration Shares and (y) the conditions for the issuance of the Chronic Migraine Contingent Consideration Shares, then upon the entry of AEON into such Qualifying License, 27,992 shares of common stock shall become due and payable to Participating Stockholders and the number of Episodic Migraine Contingent Consideration Shares and (A) the number of Episodic Migraine Contingent Consideration Shares shall be reduced by 13,996 or by 27,992 and (B) the number of Chronic Migraine Contingent Consideration Shares shall be reduced by 13,996, but not below zero.

The Company classifies the Contingent Consideration as a liability on the condensed consolidated balance sheets and remeasures at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive (loss) income.

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the three and nine months ended September 30, 2025 and September 30, 2024, the Company recognized $37 thousand, $3.5 million, $0 and $97.5 million of income, respectively, related to the change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive (loss) income, and relates to the change in probabilities of achieving certain scenarios prior to and following the clinical results released in the second quarter of 2024 and changes in the Company’s stock price during the period. As of September 30, 2025 and December 31, 2024, the contingent consideration liability was $32 thousand and $3.5 million, respectively.

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

On March 29, 2024, the Company delivered notice of redemptions to warrant holders with a redemption date of April 29, 2024 for cashless redemptions of the Company’s outstanding public warrants. The number of shares of common stock that each exercising warrant holder received by virtue of the cashless exercise (instead of paying the $11.50 per public warrant cash exercise price) was calculated in accordance with the terms of the Warrant Agreement. Any remaining unexercised public warrants on the redemption date were cancelled and the public warrant holders received the redemption price of $0.10 for each public warrant. The Company paid $21 thousand in April 2024 related to the cancellation of the remaining 2,881 public warrants on the redemption date.

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

Warrant exercises for Warrants related to the Closing

There were no warrants related to the Closing exercised during the three and nine months ended September 30, 2025 and the three months ended September 30, 2024. During the nine months ended September 30, 2024, there were 142,828 warrants exercised on a cashless basis for 27,310 shares of common stock, with an impact to additional paid in capital of $15.0 million. A summary of activity for the Company’s issued and outstanding public and private warrants related to the Closing for the nine months ended September 30, 2025 and 2024 is as follows:

	Public	Private

Issued and Outstanding, January 1, 2025	—	55,403
Number of warrants issued	—	—
Number of warrants exercised	—	—
Number of warrants cancelled	—	—
Issued and Outstanding, September 30, 2025	—	55,403

Issued and Outstanding, January 1, 2024	127,778	73,334
Number of warrants exercised	(124,897)	(17,931)
Number of warrants cancelled	(2,881)	—
Issued and Outstanding, September 30, 2024	—	55,403

The private warrants are accounted for as a liability with changes in the fair value recorded to the condensed consolidated statement of operations. The Company utilized the Black-Scholes option pricing model (Level 3), which requires the input of subjective assumptions, including the Company’s stock price, expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected remaining life. The fair value of the warrants at September 30, 2025 and December 31, 2024 were de minimus and $1.2 million, respectively. For the three and nine months ended September 30, 2025 and 2024, the Company recorded de minimus, $1.2 million, $(0.4) million, and $(15.4) million, respectively, of income (expense) related to the change in fair value of the warrants related to the Closing.

Series A and Series B Warrants

The measurement of fair value for the Series A and Series B warrants were determined utilizing a Monte-Carlo simulation considering all relevant assumptions at the date of issuance of January 7, 2025 and at September 30, 2025. The fair value on grant date was recorded as a liability on the condensed consolidated balance sheets and changes in fair value will be recognized at each reporting period on the condensed consolidated statement of operations.

The table below summarizes the significant assumptions:

	September 30,		January 7
	2025		2025
	Series A	Series B	Series A	Series B
	(Level 3)	(Level 3)	(Level 3)	(Level 3)
Stock Price	$0.81	$0.81	$15.91	$15.91
Exercise Price	8.06	8.06	45.00	45.00
Expected volatility	151.00%	203.00%	99.00%	130.00%
Risk-free interest rate	3.70%	3.60%	4.36%	4.22%
Expected life (in years)	4.27	1.77	5.00	2.50
Expected dividend yield	—	—	—	—

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

A summary of activity for the Company’s issued and outstanding Series A and Series B warrants for the nine months ended September 30, 2025 is as follows:

	Series A	Series B

Issued and Outstanding, January 1, 2025	—	—
Number of warrants issued	3,565,245	3,565,245
Number of warrants exercised	—	(3,438,095)
Issued and Outstanding, September 30, 2025	3,565,245	127,150

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Embedded Forward Purchase Agreement and Make Whole Derivative
	(Level 3)	(Level 3)	(Level 3)	(Level 3)

Balance, January 1, 2025	$11,689	$1,187	$3,541	$—
Issuance of convertible notes	—	—	—	—
Issuance of warrants	—	93,986	—	—
Change in fair value	5,362	(85,950)	(3,509)	—
Warrant cashless exercise	—	(6,885)	—	—
Termination of forward purchase agreements	—	—	—	—
Balance, September 30, 2025	$17,051	$2,338	$32	$—

Balance, January 1, 2024	$—	$1,447	$104,350	$41,043
Issuance of convertible notes	15,000	—	—	—
Change in fair value	170	15,376	(97,464)	(399)
Warrant cashless exercise	—	(14,979)	—	—
Termination of forward purchase agreements	—	—	—	(40,380)
Balance, September 30, 2024	$15,170	$1,844	$6,886	$264

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

The following table summarizes supplemental balance sheet information related to the operating lease as of September 30, 2025 (in thousands):

Minimum lease payments by fiscal year
2025 (Remaining)	$72
2026	297
2027	307
2028	318
2029	329
Thereafter	—
Total future minimum lease payments	1,323
Less: Imputed interest	(119)
Present value of lease payments	1,204
Less: Current portion (included in other accrued expenses)	(247)
Noncurrent operating lease liability	$957
Operating lease right-of-use asset	$1,112
Remaining lease term in years	4.3
Discount rate	4.3%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for three and nine months ended September 30, 2025 and 2024 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of operating leases	$72	$72	$217	188
Cash paid for operating leases	72	80	103	239

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

The Company has recorded $0.2 million and $0 as a liability in accrued expenses on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 for ABP-450 supplies, respectively.

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

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million, and seeking monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts, totaling approximately $1.7 million, which was recorded in other accrued expenses on the condensed consolidated balance sheets as of December 31, 2024. On October 31, 2025, the Company entered into a settlement agreement with Odeon to settle the lawsuit in exchange for $1.0 million in cash, $0.3 million shares of common stock and 125,000 warrants to purchase shares of common stock with an exercise price of $2.00 and a three-year term. The Company recorded a gain on settlement of $0.4 million to selling, general and administrative expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

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

Note 7. Common Stock

On February 24, 2025, the Company held a special stockholder meeting, at which stockholders voted, among other matters, to amend the Company’s Certificate of Incorporation, as amended and restated, to increase the number of authorized common stock from 500,000,000 to 1,040,000,000 shares of common stock at par value of $0.0001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of September 30, 2025, there have been no cash dividend declared to date. Each share of common stock is entitled to one vote.

Common Stock Reserved

The table below summarizes the Company’s reserved common stock for further issuance as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

Stock options issued and outstanding	158,005	98,971
Restricted stock units (unvested)	303,957	25,613
Shares available for future issuance under the stock incentive plans and employee stock purchase plan	720,800	25,818
Warrants	3,747,798	55,403
Contingent consideration	208,657	222,653
Convertible notes	399,128	399,128
Total common stock reserved	5,538,345	827,586

2023 Employee Stock Purchase Plan (“ESPP”)

The 2023 Employee Stock Purchase Plan assists eligible employees in acquiring a stock ownership interest of the Company’s common stock in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 6,780 shares initially reserved for issuance under the 2023 ESPP, which shall automatically increase on January 1 of each calendar year beginning and including January 1, 2024 and ending on and including January 1, 2033, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on January 1 of the year in which such increase is to occur, or (ii) such smaller number of shares of common stock as may be established by the Board of Directors. As of September 30, 2025, there were 19,419 shares available for issuance. There have been no shares issued under the 2023 ESPP.

Note 8. Share-based Compensation

2019 Incentive Award Plan

The following table summarizes stock option activity under the 2019 Award Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, January 1, 2025	47,955	$720.00
Options granted	—	—
Options forfeited	—	—
Outstanding, September 30, 2025	47,955	$720.00
Exercisable, September 30, 2025	44,595	$720.00

As of September 30, 2025 and December 31, 2024, the weighted average remaining contractual life of options outstanding and options exercisable was 5.3 years and 6.0 years, respectively.

During the three and nine months ended September 30, 2025 and 2024, the Company recognized $0.3 million and $1.3 million, $0.7 million and $2.3 million, respectively, of share-based compensation expense related to stock options granted.

As of September 30, 2025 and December 31, 2024, total unrecognized compensation expense related to nonvested stock options was $0.5 million and $1.8 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 1 month and 4 months, respectively.

The following table summarizes restricted stock units activity under the 2019 Award Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2025	11,398	$780.48
Granted	—	—
Vested	(1,639)	—
Forfeited	—	—
Outstanding, September 30, 2025	9,759	$780.48

During three and nine months ended September 30, 2025 and 2024, the Company recognized $0.3 million, $1.0 million, $0.3 million and $1.1 million, respectively, of share-based compensation expense related to restricted stock units granted, excluding restricted stock units with earnout vesting criteria. For the restricted stock units with earnout vesting criteria, the Company recognized $0.1 million and $0.5 million for the three and nine months ended September 30, 2024. As of September 30, 2025, the Company determined that the earnout vesting criteria was no longer probable, as such, the Company reversed $1.0 million of share-based compensation expense related to the restricted stock units with earnout criteria during the three and nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, total unrecognized compensation expense related to nonvested restricted stock units was $2.0 million and $3.0 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 14 months and 21 months, respectively. The unrecognized compensation expense with the earnout criteria as of September 30, 2025 and December 31, 2024 of $5.1 million and $4.3 million, respectively, will be recognized when the milestones are determined to be probable over the RSUs vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone.

2023 Incentive Award Plan

As of September 30, 2025 there were 40,398 shares of common stock available for issuance under the Company’s 2023 Incentive Award Plan (the “2023 Award Plan”). The following table summarizes stock options activity under the 2023 Award Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2025	51,016	$242.14
Options granted	—	—
Options forfeited	—	—
Outstanding, September 30, 2025	51,016	$242.14
Exercisable, September 30, 2025	32,426	$—

The weighted average remaining contractual life of options outstanding and options exercisable as of September 30, 2025 and December 31, 2024 was 8.7 years and 9.5 years, respectively.

During the three and nine months ended September 30, 2025 and 2024, the Company recognized $0.6 million, $1.9 million, $0.5 million and $1.0 million respectively, of share-based compensation expense related to stock options granted. As of September 30, 2025 and December 31, 2024, total unrecognized compensation expense related to nonvested stock options was $3.4 million and $5.3 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 10 months and 19 months, respectively.

The following table summarizes restricted stock units activity under the 2023 Award Plan:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, January 1, 2025	14,215	$60.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, September 30, 2025	14,215	$60.05

During the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.3 million, and de minimus stock-based compensation expenses for the three and nine months ended September 30, 2024.

As of September 30, 2025 and December 31, 2024, total unrecognized compensation expense related to nonvested restricted stock units was $0.4 million and $0.7 million, respectively, which is expected to be recognized over the weighted-average remaining requisite service period of 11 and 20 months, respectively.

In May 2025, under the 2023 Award Plan, the Board approved cash-settled restricted stock units, which are share-based awards granted to employees and directors over a vesting period that entitle the grantee to receive the cash equivalent to the value of a share of the Company’s common stock upon each vesting anniversary.

During the three and nine months ended September 30, 2025, there were 5,288,059 cash-settled restricted stock units granted with weighted-average grant date fair value of $0.81 with one, three, and four-year vesting, subject to continued service through the applicable vesting date. There were no units vested as of September 30, 2025.

The Company has elected to account for cash-settled restricted stock units in accordance with ASC 718. The Company will recognize compensation expense on the condensed consolidated statement of operations and record the associated liability to accrued compensation on the condensed consolidated balance sheets using straight-line method over the service period. Additionally, changes in fair value of the awards will be recorded to operating costs on the condensed consolidated statement of operations at each reporting date until settlement, reflecting changes in the underlying stock price.

During the three and nine months ended September 30, 2025, the Company recognized $0.6 million and $0.7 million of share-based compensation expense related to cash-settled restricted stock units granted. As of September 30, 2025, total unrecognized compensation expense related to nonvested cash-settled restricted stock units was $3.6 million, which is expected to be recognized over the weighted-average remaining requisite service period of 34 months. As of September 30, 2025, the liability related to cash-settled restricted stock units was $0.7 million in accrued compensation on the condensed consolidated balance sheet.

2025 Employee Inducement Incentive Award Plan

Effective April 19, 2025, the Board adopted the 2025 Employment Inducement Incentive Award Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 1,000,000 shares of the Company’s Class A common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance stock units, and its terms are substantially similar to the 2023 Award Plan. In accordance with the NYSE American Company Guide, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or being rehired following a bona fide period of interruption of employment by the Company. The Inducement Plan was adopted without stockholder approval pursuant to the applicable provisions of the NYSE American Company Guide. As of September 30, 2025, there were 660,983 shares of common stock available for issuance under the Inducement Plan.

For the nine months ended September 30, 2025 there were 59,034 stock options issued, with weighted average exercise price of $0.41. The weighted average fair value of options granted as of September 30, 2025 was $0.37. The weighted average remaining contractual life of options outstanding and options exercisable as of September 30, 2025 was 9.6 years. During the three and nine months ended September 30, 2025, the Company recognized de minimus amounts of share-based compensation expense related to stock options granted. As of September 30, 2025, total unrecognized compensation expense related to nonvested stock options was $20 thousand, which is expected to be recognized over the weighted-average remaining requisite service period of 43 months.

For the nine months ended September 30, 2025, there were 279,983 restricted stock units issued, with weighted averaged grant date fair value of $0.49. During the three and nine months ended September 30, 2025, the Company recognized de minimus amounts of share-based compensation expense related to restricted stock units granted. As of September 30, 2025, total unrecognized compensation expense related to nonvested restricted stock units was $0.1 million, which is expected to be recognized over the weighted-average remaining requisite service period of 43 months.

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

During the three and nine months ended September 30, 2025 and 2024, the Company recognized $1.0 million, $4.4 million $1.6 million and $4.9 million, respectively, of share-based compensation expense, of which $0.6 million, $3.3 million, $1.2 million, and $3.7 million, respectively, were in selling, general and administrative expenses, and $0.3 million and $1.1 million and $0.4 million and $1.3 million respectively, were in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

The fair value of stock options granted under the Award Plan was estimated using the following assumptions:

	Nine Months Ended
	September 30,
	2025	2024

Expected volatility	123%	47% – 87%
Risk-free interest rate	3.9%	3.7% – 4.3%
Expected life (in years)	6.25	5.27 – 6.25
Expected dividend yield	—	—

Note 9. Subsequent Events

The Company has further evaluated subsequent events for recognition and remeasurement purposes as of and for the three and nine months ended September 30, 2025. After review and evaluation, management has concluded that there were no material subsequent events as of the date of the issuance of the financial statements, except as described below.

On October 31, 2025, the Company entered into a settlement agreement with Odeon to settle a lawsuit filed against the Company in exchange for $1.0 million in cash, $0.3 million shares of common stock and 125,000 warrants with exercise price of $2.00 and a three year term. The Company recorded a gain on settlement of $0.4 million to selling, general and administrative expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

On November 12, 2025, the Company entered into a securities purchase agreement for a private placement (“PIPE”) financing for: (i) the sale of 6,581,829 shares of the Company’s Class A common stock (or pre-funded warrants in lieu of shares) at a price per share of $0.9116, for gross proceeds of $6 million; (ii) five-year warrants to purchase up to 6,581,829 shares of Class A common stock at an exercise price of $1.094 per share (the “PIPE Warrants”); and (iii) the investors’ rights to receive anti-dilutive warrants following the exchange of the Daewoong 2024 Convertible Notes, for a number of shares not to exceed 6,581,829 shares (the “anti-dilutive Warrants”). The PIPE financing will close in two stages. The first closing is expected to occur in November 2025, subject to the satisfaction of customary closing conditions, and result in $1.79 million in gross proceeds to the Company. The second closing will be subject to stockholder approval, the closing of the exchange of the Daewoong 2024 Convertible Notes, and other customary closing conditions. The PIPE Warrants and anti-dilutive Warrants will be issued only at the second closing. The Company plans to use net proceeds to further advance analytical work for its ABP-450 biosimilar program, and for general corporate purposes.

On November 13, 2025, the Company announced that it has entered into a binding term sheet with Daewoong contemplating the exchange of the 2024 Convertible Notes of $15.0 million in principal plus accrued interest for approximately 23,103,694 shares of Class A common stock (or pre-funded warrants in lieu of shares), a $1.5 million new convertible note due 2030 with interest rate of 15.79%, and approximately 8 million cash-exercise warrants on the same term as the PIPE Warrants (the “Exchange”). The parties expect to enter into definitive documentation for the Exchange in the coming weeks following execution of definitive documentation. The consummation of the Exchange will be subject to stockholder approval.

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

Company Overview

We are a biopharmaceutical company seeking accelerated and full-label United States (“U.S.”) market entry by developing our ABP-450 as a BOTOX® biosimilar for debilitating medical conditions. We plan to develop and seek regulatory approval of ABP-450 as a biosimilar product in the U.S. through submission of a Biologics License Application, (“BLA”), under Section 351(k) of the Public Health Service Act, (“Section 351(k) BLA”) with the ultimate goal of addressing the global therapeutic botulinum toxin market, which we estimate to be at least $3.3 billion based on AbbVie’s reported global revenues for its therapeutic Botox segment for the fiscal year ended 2024. ABP-450 is manufactured by Daewoong Pharmaceutical in compliance with current Good Manufacturing Practice (“cGMP”), in a facility that has been approved by the U.S. Food and Drug Administration, Health Canada, and European Medicines Agency. ABP-450 is the same botulinum toxin complex that is currently approved as a biosimilar in Mexico, India and Philippines and, in the U.S., is approved to provide temporary improvement in the appearance of moderate to severe glabellar lines for certain adult patients and marketed by Evolus, Inc. under the name Jeuveau in the U.S. and Nuceiva in Canada and the European Union. We have exclusive development and distribution rights for therapeutic uses of ABP-450 in the U.S., Canada, the European Union, the United Kingdom, and certain other international territories. We have built a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

We originally intended to pursue a submission of a BLA under Section 351(a) of the Public Health Service Act, or an Original BLA, seeking one or more potential therapeutic indications for ABP-450. We had completed a Phase 2 study of ABP-450 for the treatment of cervical dystonia and completed enrollment and dosing of patients for a Phase 2 double blind study of ABP-450 for the treatment of both chronic and episodic migraine. However, our Phase 2 clinical trials for episodic and chronic migraine did not meet their respective primary endpoints. In May 2024, we announced the discontinuation of our Phase 2 clinical trials for episodic and chronic migraine in order to implement certain cash preservation measures.

On July 9, 2024, we announced a strategic reprioritization to pursue a 351(k) biosimilar regulatory pathway for ABP-450, using AbbVie Inc.’s product Botox as a proposed reference product for all of the indications for which Botox is approved, other than the cosmetic uses for which we do not hold development or commercialization rights.

The FDA regulates biosimilars under the Public Health Service Act’s 351(k) pathway, which requires developers to demonstrate that a proposed product is highly similar to an approved reference biologic with no clinically meaningful differences in safety, purity, or potency. Analytical similarity is the scientific foundation of this process, representing the most critical and data-intensive phase of development. Once analytical comparability across key quality attributes is established, subsequent FDA interactions focus on confirming whether any residual uncertainty requires limited clinical evaluation.

We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on next steps to develop a Botox biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for an anticipated, now confirmed BPD Type 2a meeting with the FDA on November 19, 2025 to review the results from the analytical studies, including comparative primary structure analysis and select functional analyses.

The initial results from our analytical studies indicate a 100% amino acid sequence match confirmed between ABP-450 and Botox, based on sequence coverage of 93% to 99% for the five proteins that comprise the 900kD botulinum toxin type A complex, using liquid chromatography/mass spectrometry (“LC/MS”) analysis of more than 3,400 peptides across multiple lots of ABP-450 and Botox, without any sequence deviations observed. Additionally, ABP-450 also demonstrated highly similar potency across two distinct assays (LD50 - in vivo biological activity and CBPA - cell-based potency assay) to support clinical dose predictability, comparable vial to vial active ingredient composition using ELISA - further supporting dose similarity and reliability, and functional cleavage of SNAP-25, consistent with the mechanism of action. The Company expects to perform additional analyses to seek regulatory approval of ABP-450 as a biosimilar to Botox for therapeutic indications.

Botulinum toxins represent a well-characterized class of biologic therapeutics with over 230 potential therapeutic uses documented in the published scientific literature and twelve FDA-approved indications in the United States. ABP-450 has been previously evaluated in multiple clinical and preclinical programs, including Phase 2 studies in cervical dystonia and migraine and preclinical work in gastroparesis and neuropsychiatric models. The Phase 2 cervical dystonia program met its primary and key secondary endpoints and, together with its open-label safety extension, provides human clinical data supporting the safety and efficacy of ABP-450. We are not currently pursuing additional 351(a) indication-specific development programs, but we retain related intellectual property and know-how that could support future collaborations or lifecycle opportunities.

We license ABP-450 from Daewoong, a South Korean pharmaceutical manufacturer, and have exclusive development and distribution rights for therapeutic indications in the U.S., Canada, the European Union, the United Kingdom, and certain other international territories. Daewoong licenses the same 900 kDa botulinum toxin to Evolus for cosmetic indications, which Evolus markets and sells under the name Jeuveau in the United States and Nuceiva in Canada and the European Union. Prior to licensing the botulinum toxin complex to Evolus, Daewoong conducted a broad preclinical development program for ABP-450 that was primarily focused on safety to support any clinical indication. Subsequently, Evolus completed a comprehensive clinical development program of the same botulinum toxin complex and has received approval from regulatory authorities in the United States, the European Union and Canada to market and sell Jeuveau in the United States and Nuceiva in Canada and the European Union for the temporary improvement in the appearance of moderate to severe glabellar, or frown, lines in adults. Over 2,100 adult subjects with moderate to severe glabellar lines at maximum frown participated in Evolus’ clinical development program, and each of Evolus’ Phase 3 clinical studies successfully met their respective primary safety and efficacy endpoints. While none of these preclinical or clinical programs specifically contemplated any therapeutic use of ABP-450, given that the FDA’s regulatory requirements are generally the same for the cosmetic or therapeutic use of a toxin, we believe that the positive data derived from these preclinical and clinical studies will support the clinical development and anticipated future safety labeling of ABP-450 for our 351(k) biosimilar program, across all labeled dose ranges.

We plan to pursue approval of a BLA under Section 351(k) that exclusively contemplates therapeutic indications for ABP-450, which we believe could improve provider reimbursement for ABP-450, if approved. Existing botulinum toxins, including Botox, are approved under a single BLA for both therapeutic and cosmetic indications. As a result, other botulinum toxins are required to include the sales prices of both therapeutic and cosmetic botulinum toxin sales when calculating the average selling price, or ASP, that is used to determine the reimbursement amount physicians receive for therapeutic usage. The inclusion of a lower cosmetic sales price in the calculation of ASP can cause physicians that inject for therapeutic applications to lose money when treating patients with existing botulinum toxins and also creates a deterrent to providing payors and/or providers with rebates or other financial incentives. If we are successful in obtaining a BLA under Section 351(k) for therapeutic indications of ABP-450, the ASP for ABP-450 would be calculated using only therapeutic sales, which we believe would facilitate consistent and favorable product reimbursement to physicians when they choose to use ABP-450 for therapeutic treatments, as well as the ability to provide payors and/or providers with rebates and other financial incentives. This pricing model would be unique to us within the current therapeutic neurotoxin market, and we believe it would allow physicians to provide treatment with ABP-450 at a more competitive or the same net price as the market leader after rebates and discounts.

We have never been profitable from operations and, as of September 30, 2025, we had an accumulated deficit of $433.7 million. We have never generated revenue from ABP-450. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the second quarter of 2026, including funds anticipated to be received from the first and second closings of the PIPE Financing in November 2025. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Liquidity and Capital Resources and Going Concern

As disclosed further below in the section titled “Liquidity and Capital Resources”, we have incurred operating losses and negative cash flows from operating activities since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2025, we had reported cash and cash equivalents of $5.9 million and an accumulated deficit of $433.7 million. As a result of these conditions, management has concluded that substantial doubt about our ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that the financial statements included in this Report are issued. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure sources of financing and ultimately attain profitable operations.

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

On November 13, 2025, the Company announced that it has entered into a binding term sheet with Daewoong contemplating the exchange of the 2024 Convertible Notes of $15.0 million in principal plus accrued interest for approximately 23,103,694 shares of Class A common stock (or pre-funded warrants in lieu of shares), a $1.5 million new convertible note due 2030 with interest rate of 15.79%, and approximately 8 million cash-exercise warrants on the same term as the PIPE Warrants (the “Exchange”). The parties expect to enter into definitive documentation for the Exchange in the coming weeks following execution of definitive documentation. The consummation of the Exchange will be subject to stockholder approval.

Public Offering

On January 6, 2025, we entered into an underwriting agreement with Aegis Capital Corp. (“Aegis” or the “Underwriter”) pursuant to which the Company agreed to sell and issue, in an underwritten public offering (the “Offering”) 555,571 Common Units, each consisting of (i) one (1) share of Common Stock, (ii) one (1) Series A Registered Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $45.00 (the “Series A Warrants”) and (iii) one (1) Series B Registered Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $45.00 (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”). Additionally, the Company granted Aegis a 45-day option to purchase additional shares of Common Stock and/or Warrants of (i) up to 15.0% of the number of shares of Common Stock sold in the offering, (ii) up to 15.0% of the number of Series A Warrants sold in the offering and (iii) up to 15.0% of the number of Series B Warrants sold in the offering. The purchase price per additional share of Common Stock is equal to the public offering price of one Common Unit (less $0.01 allocated to each full Warrant), less the underwriting discount. The purchase price per additional Warrant is $0.01. On January 7, 2025, Aegis exercised its over-allotment option with respect to 83,334 Series A Warrants and 83,334 Series B Warrants.

The closing of the Offering occurred on January 7, 2025. The Company received net proceeds of approximately $18.3 million from the Offering, after deducting the offering expenses payable by the Company, including the Underwriter’s fees and expenses. The Company intends to use the net proceeds from the Offering for general corporate purposes, including working capital.

PIPE Financing

On November 12, 2025, the Company entered into a securities purchase agreement for a private placement (“PIPE”) financing for: (i) the sale of 6,581,829 shares of the Company’s Class A common stock (or pre-funded warrants in lieu of shares) at a price per share of $0.9116, for gross proceeds of $6 million; (ii) five-year warrants to purchase up to 6,581,829 shares of Class A common stock at an exercise price of $1.094 per share (the “PIPE Warrants”); and (iii) the investors’ rights to receive anti-dilutive warrants following the exchange of the Daewoong 2024 Convertible Notes, for a number of shares not to exceed 6,581,829 shares (the “anti-dilutive Warrants”). The PIPE financing will close in two stages. The first closing is expected to occur in November 2025, subject to the satisfaction of customary closing conditions, and result in $1.79 million in gross proceeds to the Company. The second closing will be subject to stockholder approval, the closing of the exchange of the Daewoong 2024 Convertible Notes, and other customary closing conditions. The PIPE Warrants and anti-dilutive Warrants will be issued only at the second closing. The Company plans to use net proceeds to further advance analytical work for its ABP-450 biosimilar program, and for general corporate purposes.

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

Research and Development Expenses

Our R&D expenses are primarily attributed to the development of ABP-450 as a biosimilar product in the United States through a Section 351(k) BLA, using AbbVie Inc.’s product Botox as a proposed reference product for all of the indications for which Botox is approved, other than the cosmetic uses for which we do not hold development or commercialization rights, which may include initiating a comparability study of ABP-450 in one or more of the indications currently approved for use by the proposed reference product. Due to the stage of our development and our ability to use resources across all of our programs, most of our R&D costs are not recorded on a program-specific basis. We expect our R&D expenses to increase as we, subject to raising additional capital, develop and seek regulatory approval of ABP-450. R&D expenses associated with these activities may include third-party costs such as expenses incurred under agreements with clinical research organizations, the cost of consultants who assist with the development of ABP-450 on a program-specific basis, investigator grants, sponsored research, product costs in connection with acquiring ABP-450 from Daewoong and Botox for use in conducting preclinical and clinical studies, and other third-party expenses attributable to the development of our product candidates.

R&D activities will be critical to achieving our business strategy. The biosimilar pathway will require significant costs in order to design, execute and complete the primary structural analysis and any additional analyses. Any clinical studies, such as a comparability study in any of the indications currently approved for use by the proposed reference product, will generally incur greater development costs than those programs incurred in the earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical studies. We expect our R&D expenses to be significant over the next years as we pursue the development of ABP-450 as a biosimilar and seek regulatory approval using Botox as the reference product. As a result, we are unable to determine the duration and completion costs of our programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our strategic plan, priorities and available resources.

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

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses:
Selling, general and administrative	$1,933	$3,044	$8,316	$11,014
Research and development	597	972	2,485	11,144
Change in fair value of contingent consideration	(37)	—	(3,509)	(97,464)
Total operating costs and expenses	2,493	4,016	7,292	(75,306)
(Loss) income from operations	(2,493)	(4,016)	(7,292)	75,306
Other (loss) income:
Change in fair value of convertible notes	(1,877)	(1,878)	(5,362)	(170)
Change in fair value of warrants	(236)	(377)	85,950	(15,376)
Loss on issuance of warrants	—	—	(75,644)	—
Loss on embedded forward purchase agreements and derivative liabilities, net	—	81	—	(19,931)
Other income, net	68	19	263	94
Total other (loss) income, net	(2,045)	(2,155)	5,207	(35,383)
(Loss) income before taxes	(4,538)	(6,171)	(2,085)	39,923
Income taxes	—	—	—	—
Net (loss) income	$(4,538)	$(6,171)	$(2,085)	$39,923
Basic net (loss) income per share	$(0.39)	$(11.24)	$(0.23)	$74.53
Diluted net (loss) income per share	$(0.39)	$(11.24)	$(0.23)	$69.53
Weighted average shares of common stock outstanding used to compute basic net (loss) income per share	11,634,946	549,175	8,931,566	535,693
Weighted average shares of common stock outstanding used to compute diluted net (loss) income per share	11,634,946	549,175	8,931,566	574,216

Comparison of the three and nine months ended September 30, 2025 and 2024

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $1.9 million for the three months ended September 30, 2025, resulting in a decrease of $1.1 million, or 36%, compared to $3.0 million during the three months ended September 30, 2024. The decrease in SG&A expenses was primarily attributable to a decrease of $1.0 million related to reversal of share-based compensation expense related to restricted stock units (“RSU”) with earnout criteria determined to be improbable in the third quarter of 2025, $0.4 million gain on the settlement with Odeon in the third quarter of 2025 and a $0.1 million decrease in business insurance costs due to lower renewal premiums, offset by $0.5 million of expense related to cash-settled restricted stock units (“RSU”) that were issued in the second quarter of 2025.

SG&A expenses were $8.3 million for the nine months ended September 30, 2025, resulting in a decrease of $2.7 million, or 25%, compared to $11.0 million during the nine months ended September 30, 2024. The decrease in SG&A expenses was primarily attributable to a decrease of $1.0 million related to reversal of share-based compensation expense related to RSU with earnout criteria determined to be improbable in the third quarter of 2025, $1.2 million decrease in legal expenses and professional fees for the Company’s registration statement filings in the prior year, $0.4 million gain on the settlement with Odeon in the third quarter of 2025, $0.4 million decrease in business insurance costs due to lower renewal premiums and a $0.3 million decrease in salaries due to headcount reduction in the prior year to preserve cash, offset by $0.7 million of expense related to cash-settled RSU that were issued in the second quarter of 2025.

Research and Development (R&D) Expenses

R&D expenses were $0.6 million for the three months ended September 30, 2025, a decrease of $0.4 million, or 40%, compared to $1.0 million for the three months ended September 30, 2024. The decrease was primarily attributable to $1.1 million decrease in R&D expenses due to wind down of Phase 2 clinical trials related to chronic and episodic migraine and cervical dystonia, including $0.6 million gain related to settlement of outstanding liabilities with the Company’s clinical research organization related to its cervical dystonia and migraine programs, offset by an increase of $0.7 million for biosimilar consulting.

R&D expenses were $2.5 million for the nine months ended September 30, 2025, a decrease of $8.7 million, or 80%, compared to $11.1 million for the nine months ended September 30, 2024. The decrease was primarily attributable to a $9.4 million decrease in R&D expenses due to wind down of Phase 2 clinical trials related to chronic and episodic migraine and cervical dystonia, including $0.6 million related to settlement of outstanding liabilities with the Company’s clinical research organization related to its cervical dystonia and migraine programs, and $0.3 million decrease in salaries due to headcount reduction in the prior year to preserve cash, offset by an increase of $1.1 million for biosimilar consulting.

Change in Fair Value of Contingent Consideration

The Company recognized gains of de minimus and $3.5 million for the three and nine months ended September 30, 2025, respectively, related to the change in the fair value of the contingent consideration related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares. The gain was primarily due to a decrease in the Company’s stock price from $38.88 to $0.81 as of December 31, 2024 and September 30, 2025, respectively. For the three and nine months ended September 30, 2024, the Company recognized gains of $0 and $97.5 million, respectively, primarily due to changes in the milestone probabilities in the second quarter of 2024 following the announcement of the Company’s topline Phase 2 migraine results and fluctuations in the Company’s stock price from $518.40 to $75.60 as of December 31, 2023 and September 30, 2024, respectively.

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

Other Income, Net

For the three and nine months ended September 30, 2025 and September 30, 2024, the Company recognized losses of $1.9 million, $5.4 million, $1.9 million, and $0.2 million related to change in fair value of convertible notes due to changes in stock price and conversion probabilities of the Daewoong convertible notes.

For the three months ended September 30, 2025 and 2024, the Company recognized losses of $0.2 million and $0.4 million, respectively, related to the change in fair value of warrants.

For the nine months ended September 30, 2025 and September 30, 2024, the Company recognized income of $86.0 million, offset by $75.6 million from fair value loss at issuance related to Series A and Series B warrants issued in the first quarter of fiscal 2025, compared to a loss of $15.4 million in the prior year, related to warrants issued at the Closing.

For the nine months ended September 30, 2024, the Company recognized a loss of $19.9 million related to the termination of the forward purchase agreements in 2024.

Liquidity and Capital Resources

Our primary sources of capital have been debt and equity financing. We have experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of September 30, 2025, we had reported cash and cash equivalents of $5.9 million and an accumulated deficit of $433.7 million.

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

On November 13, 2025, the Company announced that it has entered into a binding term sheet with Daewoong contemplating the exchange of the 2024 Convertible Notes of $15.0 million in principal plus accrued interest for approximately 23,103,694 shares of Class A common stock (or pre-funded warrants in lieu of shares), a $1.5 million new convertible note due 2030 with interest rate of 15.79%, and approximately 8 million cash-exercise warrants on the same term as the PIPE Warrants (the “Exchange”). The parties expect to enter into definitive documentation for the Exchange in the coming weeks following execution of definitive documentation. The consummation of the Exchange will be subject to stockholder approval.

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

We held an initial meeting with the FDA in the third quarter of 2024 during which we aligned with the FDA on next steps to develop a Botox biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for an anticipated, now confirmed BPD Type 2a meeting with the FDA on November 19, 2025 to review the results from the studies. However, the commencement of studies, preparation for an expected BPD meeting and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders.

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

On November 12, 2025, the Company entered into a securities purchase agreement for a private placement (“PIPE”) financing for: (i) the sale of 6,581,829 shares of the Company’s Class A common stock (or pre-funded warrants in lieu of shares) at a price per share of $0.9116, for gross proceeds of $6 million; (ii) five-year warrants to purchase up to 6,581,829 shares of Class A common stock at an exercise price of $1.094 per share (the “PIPE Warrants”); and (iii) the investors’ rights to receive anti-dilutive warrants following the exchange of the Daewoong 2024 Convertible Notes, for a number of shares not to exceed 6,581,829 shares (the “anti-dilutive Warrants”). The PIPE financing will close in two stages. The first closing is expected to occur in November 2025, subject to the satisfaction of customary closing conditions, and result in $1.79 million in gross proceeds to the Company. The second closing will be subject to stockholder approval, the closing of the exchange of the Daewoong 2024 Convertible Notes, and other customary closing conditions. The PIPE Warrants and anti-dilutive Warrants will be issued only at the second closing. The Company plans to use net proceeds to further advance analytical work for its ABP-450 biosimilar program, and for general corporate purposes.

As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the second quarter of 2026, including funds anticipated to be received from the first and second closings of the PIPE Financing in November 2025. We will actively attempt to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all.

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

We may receive additional capital from the cash exercise of the Private Placement Warrants. However, the exercise price of our Private Placement Warrants is $828.00 per warrant and the last reported sales price of our common stock on November 10, 2025 was $0.935. The likelihood that holders of the Private Placement Warrants will exercise their Private Placement Warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our common stock after effectiveness of the registration statement related thereto registering the issuance of common stock underlying the Private Placement Warrants. If the trading price for our common stock does not maintain a price above $828.00 per share, we do not expect holders to exercise their Warrants for cash. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of the Private Placement Warrants when planning for our operational funding needs. The Private Placement

Warrants may be exercised on a cashless basis at any time and we will not receive any proceeds from such exercise, even if the Private Placement Warrants are in-the-money.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $12.6 million, consisting of a net loss of $2.1 million, non-cash gain of $4.7 million and changes in operating assets and liabilities of $5.8 million. Non-cash gain primarily consists of $86.0 million decrease related to change in fair value of warrants and $3.5 million decrease related to change in fair value of contingent consideration, offset by $75.6 million loss on issuance of warrants, $3.7 million related to stock-based compensation for our executives and directors and $5.4 million related to the change in fair value of the convertible notes. Decrease in cash used in operating activities of $7.1 million is primarily attributable to timing of clinical trial payments.

Net cash used in operating activities for the nine months ended September 30, 2024 was $19.7 million, consisting primarily of a net income of $39.9 million and non-cash charges of $(57.0) million, consisting primarily of $4.9 million non-cash expense related to stock-based compensation for our executives and directors, $0.2 million related to the change in fair value of the convertible notes, $15.4 million related to change in fair value of warrants, $19.9 million related to loss on forward purchase agreement and derivative liabilities, and $(97.5) million related to change in fair value of contingent consideration.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 and 2024 were a de minimus amount and zero, respectively, related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 and 2024 were $18.5 million and $15.1 million, respectively, primarily related to the public offering in the first quarter of fiscal 2025 and proceeds from issuance of convertible notes in the first and second quarters of fiscal 2024, respectively.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. As of September 30, 2025, there have been no changes to our critical accounting policies from those reported on our Annual Report Form 10-K.

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

We are also a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

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

Our Chief Executive Officer and Chief Accounting Officer (“certifying officers”), in their role as Principal Executive and Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2025. Our certifying officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

Management has continued to take action to remediate the material weaknesses during the nine months ended September 30, 2025. However, the material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.

Other than described above, there has not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter to which this Report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million, and seeking monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts, totaling approximately $1.7 million, which was recorded in other accrued expenses on the condensed consolidated balance sheets as of December 31, 2024. On October 31, 2025, the Company entered into a settlement agreement with Odeon to settle the lawsuit in exchange for $1.0 million in cash, $0.3 million shares of common stock and 125,000 warrants with exercise price of $2.00 and a three-year term. The Company recorded a gain on settlement of $0.4 million to selling, general and administrative expenses on the condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Form 10-K filed by the Company with the SEC on January 7, 2025)
4.7	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Form 10-K filed by the Company with the SEC on January 7, 2025)
10.1†	Odeon Settlement Agreement October 2025
10.2†	Form of Odeon Warrants October 2025
31.1†	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
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

Date: November 14, 2025

AEON BIOPHARMA, INC.

By:	/s/ Robert Bancroft
Name:	Robert Bancroft
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jennifer Sy
Name:	Jennifer Sy
Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)