Form 10-K
period 2025-12-31
AEON Biopharma, Inc.
filed 2026-03-30
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant's Class A common stock on the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8.7 million.

As of March 23, 2026, there were 25,303,058 of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

●	the projected financial information, anticipated growth rate and market opportunities of AEON Biopharma, Inc. (“AEON”);
●	the ability to maintain the listing of Class A common stock on NYSE American LLC (“NYSE American”);
●	AEON’s public securities’ potential liquidity and trading;
●	AEON’s ability to raise financing in the future and to continue as a going concern;
●	AEON’s success in retaining or recruiting, or changes required in, officers, key employees, scientific personnel or directors;
●	factors relating to the business, operations and financial performance of AEON;
●	the initiation, cost, timing, progress and results of research and development activities, preclinical studies or clinical trials with respect to AEON’s current and potential future product candidates;
●	AEON’s ability to identify, develop and commercialize its main product candidate, botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”);
●	AEON’s ability to obtain approval of a Biologics License Application (“BLA”) for therapeutic uses of ABP-450;
●	AEON’s ability to advance its current and potential future product candidates into, and successfully complete, preclinical studies and clinical trials;
●	AEON’s ability to obtain and maintain regulatory approval of its current and potential future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	AEON’s ability to obtain and maintain intellectual property protection for its technologies and any of its product candidates;
●	AEON’s ability to successfully commercialize its current and any potential future product candidates;
●	the rate and degree of market acceptance of AEON’s current and any potential future product candidates;
●	regulatory developments in the United States and international jurisdictions;
●	potential liability, lawsuits and penalties related to AEON’s technologies, product candidates and current and future relationships with third parties;
●	AEON’s ability to effectively manage the growth of its operations;

●	AEON’s ability to contract with third-party suppliers and manufacturers and their ability to perform adequately under those arrangements, particularly its license and supply agreement with Daewoong Pharmaceutical Co., LTD. (“Daewoong”) (the “Daewoong Agreement”);
●	anticipated Biosimilar Biological Product Development (“BPD”) meetings with the FDA;
●	anticipated results from our analytical studies;
●	AEON’s ability to compete effectively with existing competitors and new market entrants;
●	potential effects of extensive government regulation;
●	AEON’s future financial performance and capital requirements;
●	AEON’s ability to implement and maintain effective internal controls;
●	the impact of supply chain disruptions; and
●	the impact of macroeconomic developments beyond our control, such as health epidemics or pandemics, macro-economic uncertainties, tariffs, social unrest, hostilities, natural disasters or other catastrophic events, on AEON’s business.

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

RISK FACTOR SUMMARY

Our business is subject to numerous risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. Some of the principal risks and uncertainties include the following:

●	Our management has concluded that uncertainties around our ability to raise additional capital raise substantial doubt about our ability to continue as a going concern. We will require additional financing to fund our future operations. Any failure to obtain additional capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our operations.
●	Our future success currently depends entirely on the successful and timely regulatory approval and commercialization of our only product candidate, ABP-450. The development and commercialization of pharmaceutical products is subject to extensive regulation, and we may not obtain regulatory approvals for ABP-450 on a timely basis or at all.
●	Clinical product development involves a lengthy, expensive and uncertain process. We may incur greater costs than we anticipate or encounter substantial delays or difficulties in our clinical studies.
●	Even if ABP-450 receives regulatory approval for any of our proposed indications, it may fail to achieve the broad degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
●	ABP-450, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration and expansion.
●	If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop ABP-450 in any of our proposed therapeutic indications, conduct our clinical studies and commercialize ABP-450.
●	We rely on the Daewoong Agreement to provide us with exclusive rights to commercialize and distribute ABP-450 in certain territories. Any termination or loss of significant rights, including exclusivity, under the Daewoong Agreement would materially and adversely affect our development or commercialization of ABP-450.
●	We currently rely solely on Daewoong to manufacture ABP-450, and as such, any production or other problems with Daewoong could adversely affect us. The manufacture of biologics is complex and Daewoong may encounter difficulties in production that may impact our ability to provide supply of ABP-450 for clinical studies, our ability to obtain marketing approval, or our ability to obtain commercial supply of our products, which, if approved, could be delayed or stopped.
●	Third-party claims of intellectual property infringement, misappropriation or violation, or challenges related to the invalidity or unenforceability of any issued patents we may obtain or in-license may prevent or delay our development and commercialization efforts or otherwise adversely affect our results of operations.
●	Our business and products are subject to extensive government regulation.
●	Legislative or regulatory healthcare reforms in the United States and other countries may make it more difficult and costly for us to obtain regulatory clearance or approval of ABP-450 and to produce, market, and distribute our products after clearance or approval is obtained.
●	The price of our common stock may be volatile.
●	Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our common stock and warrants to fall.
●	We will require additional capital, for which additional financing may result in restrictions on our operations or substantial dilution to our stockholders, to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
●	If we fail to regain or maintain compliance with the continued listing requirements of the NYSE American, our common stock may be delisted, which could significantly reduce its liquidity, market visibility, and trading volume, increase price volatility, and negatively impact our ability to raise capital on favorable terms. Such a delisting could materially adversely affect the market price of our common stock and our overall financial condition.

PART I

Item 1. Business

AEON is a biopharmaceutical company advancing its proprietary botulinum toxin complex ABP-450 as a biosimilar to Botox® (onabotulinumtoxinA) with the goal of achieving full-label United States (“U.S.”) market entry for debilitating medical conditions.

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

On July 21, 2023 (the “Closing Date”), the parties consummated the transactions contemplated by the BCA (collectively referred to as the “Merger” or “Business Combination”) in connection with the closing of the Merger (the “Closing”). On the Closing Date, Old AEON merged with Priveterra Merger Sub, Inc., with Old AEON surviving the merger as a wholly owned subsidiary of the Company; and the Company changed its name from “Priveterra Acquisition Corp.” to “AEON Biopharma, Inc.”; and Old AEON changed its name to AEON Biopharma Sub, Inc. The post-Merger Company is referred to herein as “AEON,” or the “Company.”

Following the Closing, the Company’s common stock was listed on the NYSE American under the symbol “AEON” and commenced trading on July 24, 2023.

Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to the business and operations of AEON Biopharma, Inc. and its consolidated subsidiaries.

Overview

We are a biopharmaceutical company focused on developing ABP-450 as a biosimilar to Botox® (onabotulinumtoxinA) for therapeutic indications. Our strategy is to pursue regulatory approval in the United States through a BLA, under Section 351(k) of the Public Health Service Act (“Section 351(k) BLA”). We hold exclusive development and commercialization rights for ABP-450 in therapeutic indications across the United States, Canada, the European Union, the United Kingdom, and certain other international territories.

Building on this strategy, we are advancing ABP-450 through the 351(k) biosimilar pathway toward a potential Biologics License Application in the United States, targeting the therapeutic botulinum toxin market, which we estimate to be at least $3.3 billion in 2025, and is projected to grow at an annual growth rate of approximately 8%. This large and continually growing market has historically been dominated by a single branded product. ABP-450 is the same botulinum toxin complex that is currently approved as a biosimilar in Mexico, India and Philippines and, in the U.S., is approved to provide temporary improvement in the appearance of moderate to severe glabellar lines for certain adult patients and marketed by Evolus, Inc. under the name Jeuveau® in the U.S. and Nuceiva® in Canada and the European Union, and by Daewoong under the brand name Nabota® in select countries in Asia, Latin America, Middle East and Europe. We have exclusive development and distribution rights for therapeutic uses of ABP-450 in the U.S., Canada, the European Union, the United Kingdom, and certain other international territories. We have established a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

ABP-450 is manufactured by Daewoong Pharmaceutical Co., Ltd. in a facility designed to be compliant with current Good Manufacturing Practice (“cGMP”) that has manufactured products approved by the U.S. Food and Drug Administration, Health Canada, and the European Commission. The same botulinum toxin complex is commercially available in multiple international markets and is approved in the United States for aesthetic use under the brand name Jeuveau®. Our development program is focused exclusively on therapeutic indications, where we believe the biosimilar pathway may enable efficient development and broad label access, subject to regulatory review.

The FDA approves biosimilar products under Section 351(k) of the Public Health Service Act, which requires developers to demonstrate that a proposed biosimilar product is highly similar to an approved reference biologic notwithstanding minor differences in clinically inactive components, with no clinically meaningful differences in safety, purity, or potency. A BLA submitted under

Section 351(k) Demonstration of biosimilarity general requires, among other things, data derived from analytical studies, an assessment of toxicity, and a clinical study or studies, unless the FDA determines any of these studies is not required. In practice, demonstrating comparative analytical similarity to the reference biologic is the scientific foundation of this process, representing the most critical and data-intensive phase of development. Once analytical comparability across key quality attributes is established, subsequent FDA interactions often focus on confirming whether any residual uncertainty requires further clinical assessment.

We held an initial meeting with the FDA in the third quarter of 2024 during which we obtained feedback from the FDA on next steps to develop a Botox® biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a BPD Type 2a meeting with the FDA that was held in January 2026. During the meeting, the FDA reviewed the Company’s proposed analytical similarity strategy under the 351(k) biosimilar pathway. The FDA acknowledged the scientific challenges associated with characterizing a 900 kDa botulinum neurotoxin complex, provided constructive feedback on our proposed development approach and analytical assessment plan, and noted that our analytical methodologies appeared reasonable to support advancement of the program toward a comprehensive analytical similarity package. We believe this feedback provides a clear framework for the remaining analytical components of its biosimilar development program and plans to complete the majority of its analytical comparability program in 2026. We are currently planning to request a BPD Type 2b meeting in 2026 to discuss the next phase of the development program to support approval of ABP-450 as a biosimilar to Botox® across all approved therapeutic indications.

The initial results from our analytical studies demonstrated:

●	Primary Structure: 100% amino acid sequence identity match between ABP-450 and Botox®, based on sequence coverage of 93% - 99% for the five proteins that comprise the 900kD botulinum toxin type A complex.
o	More than 3,400 amino acids analyzed across three lots of ABP-450 and two lots of Botox® without a single amino acid difference, confirming data robustness.
o	High analytical sensitivity achieved via liquid chromatography/mass spectrometry (LC/MS), with no minor sequence deviations observed.
●	Functional Analyses: similarity in potency, enzymatic activity, and composition.
o	Potency: ABP-450 demonstrated highly similar potency to Botox® across two distinct assays - LD50 (in vivo biological activity) and CBPA (cell-based potency assay) - supporting clinical dose predictability.
o	Composition: ELISA confirmed comparable vial-to-vial active ingredient content between ABP-450 and Botox®, further supporting dose similarity and reliability.
●	Enzymatic activity: ABP-450 demonstrated functional cleavage of SNAP-25, consistent with the expected mechanism of action; observed variability was within the expected analytical range and is anticipated to tighten as additional lots are tested.

These results contribute to our assessment of analytical similarity by characterizing key structural attributes of ABP-450 relative to the reference product and are intended to reduce residual uncertainty and potentially limit the need for further clinical assessments. Additional analytical and functional studies are ongoing as part of our broader analytical similarity assessment.

Botulinum toxins represent a well-characterized class of biologic therapeutics with over 230 potential therapeutic uses documented in the published scientific literature and twelve FDA-approved indications in the United States. ABP-450 has been previously evaluated in multiple clinical and preclinical programs, including Phase 2 studies in cervical dystonia and migraine and preclinical work in gastroparesis and neuropsychiatric models. The Phase 2 cervical dystonia program met its primary and key secondary endpoints and, together with its open-label safety extension, provides human clinical data supporting the potential safety and efficacy of ABP-450. We are not currently pursuing additional 351(a) indication-specific development programs, but we retain related intellectual property and know-how that could support future collaborations or lifecycle opportunities.

Daewoong, a South Korean pharmaceutical manufacturer, developed and received approval for Nabota® in 2013 for the treatment of glabellar lines, and as of November 2024 has been approved in 69 countries, under the brand names Nabota®, Clodew®, Beautem®, Nuceiva® and Jeuveau® for the treatment of a number of indications, including glabellar lines, focal upper limb spasticity, crow’s feet line, blepharospasm and benign masseteric hypertrophy.

ABP-450 is the same botulinum toxin as Jeuveau®, which we license from Daewoong, and have exclusive development and distribution rights for therapeutic indications in the U.S., Canada, the European Union, the United Kingdom, and certain other international territories. Daewoong licenses the same 900 kDa botulinum toxin to Evolus for cosmetic indications, which Evolus markets and sells under the name Jeuveau® in the United States and Nuceiva® in Canada and the European Union. Prior to licensing the botulinum toxin complex to Evolus, Daewoong conducted a broad preclinical development program for ABP-450 that was primarily focused on safety to support any clinical indication. Subsequently, Evolus completed a comprehensive clinical development program of the same botulinum toxin complex and has received approval from regulatory authorities in the United States, the European Union and Canada to market and sell Jeuveau® in the United States and Nuceiva® in Canada and the European Union for the temporary improvement in the appearance of moderate to severe glabellar, or frown, lines in adults. Over 2,100 adult subjects with moderate to severe glabellar lines at maximum frown participated in Evolus’ clinical development program, and each of Evolus’ Phase 3 clinical studies successfully met their respective primary safety and efficacy endpoints. While none of these preclinical or clinical programs specifically contemplated any therapeutic use of ABP-450, given that the FDA’s regulatory requirements are generally the same for the cosmetic or therapeutic use of a toxin, we believe that the positive data derived from these preclinical and clinical studies will support the clinical development and potential future safety labeling of ABP-450 for our 351(k) biosimilar program, across all labeled dose ranges.

We plan to pursue approval of ABP-450 by submitting a Section 351(k) BLA that exclusively contemplates therapeutic indications for ABP-450, which we believe could improve provider reimbursement for ABP-450, if approved. Existing botulinum toxins, including Botox®, are approved under a single BLA for both therapeutic and cosmetic indications. As a result, other botulinum toxins are required to include the sales prices of both therapeutic and cosmetic botulinum toxin sales when calculating the average selling price, or ASP, that is used to determine the reimbursement amount physicians receive for therapeutic usage. The inclusion of a lower cosmetic sales price in the calculation of ASP can cause physicians that inject for therapeutic applications to lose money when treating patients with existing botulinum toxins and also creates a deterrent to providing payors and/or providers with rebates or other financial incentives. If we are successful in obtaining approval of a Section 351(k) BLA for therapeutic indications of ABP-450, we believe the ASP for ABP-450 would be calculated using only therapeutic sales, which we believe would facilitate consistent and favorable product reimbursement to physicians when they choose to use ABP-450 for therapeutic treatments, as well as the ability to provide payors and/or providers with rebates and other financial incentives. This pricing model would be unique to us within the current therapeutic neurotoxin market, and we believe it would allow physicians to provide treatment with ABP-450 at a more competitive or the same net price as the market leader after rebates and discounts.

We have never been profitable from operations and, as of December 31, 2025, we had an accumulated deficit of $470.8 million. We have never generated revenue from ABP-450. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the third quarter of 2026, including funds of $4.2 million received from the Second Closing (as defined below) in January 2026. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Overview of the Therapeutic Botulinum Toxin Market

Botulinum toxins are a standard treatment for a number of indications, including debilitating movement disorders, chronic migraine, overactive bladder, excessive salivating and excessive sweating, and are the first-line standard of care for the treatment of certain conditions, including cervical dystonia. The use of botulinum toxins to treat debilitating medical conditions began with the FDA approving Botox® for the treatment of strabismus and blepharospasm, two eye muscle disorders, in adults, in 1989. Botox® was the only FDA-approved type-A botulinum toxin until 2009 when the FDA initially approved Dysport® for the treatment of cervical dystonia and glabellar lines in adults. In 2010, the FDA approved Xeomin® for the treatment of cervical dystonia and blepharospasm in adults. There are currently thirteen therapeutic indications for botulinum toxins that have been approved by the FDA, of which ten are unique therapeutic indications, and nine of which are unique to Botox®.

We are focused on the United States therapeutic botulinum toxin market, which represents the majority of global demand and is the primary market in which we hold development and commercialization rights. According to Clarivate Therapeutic Botulinum Toxin Market Insights (2025), the U.S. therapeutic botulinum toxin market is approximately $3.3 billion in 2025, and is projected to grow at an annual growth rate of approximately 8% by increasing procedure volumes, expansion across approved indications, and continued physician and patient adoption.

The market is characterized by physician-administered, buy-and-bill dynamics, in which healthcare providers purchase and are reimbursed for products they administer. As a result, prescribing decisions may be influenced by a combination of clinical considerations, reimbursement, practice economics, operational workflow considerations, and familiarity with existing products. The market spans multiple therapeutic indications, including chronic migraine, spasticity, cervical dystonia, and overactive bladder, and the breadth of a product’s approved label may influence its utilization across these indications.

The United States therapeutic botulinum toxin market is highly concentrated and has historically been dominated by a single branded product, Botox®, which accounted for approximately ~92% of the market in 2024. Approved alternatives, including Dysport® and Xeomin®, have collectively represented a minority share of the market. This concentration reflects established prescribing patterns, physician familiarity, operational considerations, and differences in approved label breadth, as well as the absence of products approved as biosimilars to Botox® in the United States.

Overview of ABP-450

ABP-450 is a di-chain polypeptide, a heavy chain joined by a disulfide bond to a light chain. The light chain is a protease enzyme that attacks fusion proteins at the neuromuscular junction, preventing the vesicles containing acetylcholine from anchoring to the membrane and inhibiting their release. ABP-450 interferes with nerve impulses by inhibiting the release of acetylcholine into the neuromuscular junction, causing a flaccid paralysis of muscles.

The active biologic ingredient in ABP-450 is Clostridium botulinum toxin, type A with a complete molecular complex weight of 900 kDa. Botulinum toxin type A is an active toxin composed of a covalently bonded dimer of two complexes consisting of neurotoxin, non-toxic non-haemagglutinin protein, and haemagglutinin proteins. The active part of the botulinum toxin is the 150 kDa component, and the remaining 750 kDa of the complex is made up of accessory proteins that we believe help with the function of the active portion of the botulinum toxin. When injected at therapeutic levels, ABP-450 blocks peripheral acetylcholine release at presynaptic cholinergic nerve terminals by cleaving SNAP-25, a protein integral to the successful docking and release of acetylcholine from vesicles situated within the nerve endings leading to denervation and relaxation of the muscle. We believe, ABP-450, if approved, would be the only therapeutic botulinum toxin with significantly similar physiochemical properties as Botox®. In addition, ABP-450 would be the only therapeutic botulinum toxin that shares the same procedure and dilution ratios for the reconstitution of the botulinum toxin to an injectable liquid. These reconstitution procedures are not subject to intellectual property protection. If ABP-450 is approved, we believe the similarity of the two products will facilitate physician adoption of ABP-450 more rapidly and sustainably than other botulinum toxins that compete with Botox®.

Daewoong has constructed a facility in South Korea where it produces ABP-450 and Jeuveau®, which is the same botulinum toxin complex as ABP-450. The manufacture of ABP-450 drug substance is based on the fermentation of Daewoong’s C.botulinum cell line, followed by isolation and purification of the drug substance. The drug substance production facility was purpose built and has successfully completed multiple FDA and EMA regulatory inspections that assessed compliance cGMP standards. We believe this facility will be sufficient to meet demand for ABP-450 for the foreseeable future.

Our Pipeline

AEON is advancing ABP-450 (prabotulinumtoxinA) as a biosimilar to Botox® (onabotulinumtoxinA), targeting full-label U.S. market entry for all the therapeutic indications for which Botox® is approved, other than the cosmetic uses for which we do not hold development or commercialization rights. According to Clarivate Therapeutic Botulinum Toxin Market Insights (2025), the U.S. therapeutic botulinum toxin market is approximately $3.3 billion in 2025, and is projected to grow at an annual growth rate of approximately 8%. Despite its size, the therapeutic toxin market has remained effectively closed to competition due to switching complexity and lack of clinically substitutable alternatives. We believe ABP-450, if approved, has the potential to change this dynamic and enable, for the first time, broad switching across established patients.

AEON's unique position and novel approach:

•Full clinical substitution—If ABP-450 is approved as a biosimilar to Botox® across all its existing approved therapeutic indication ABP-450 would represent a viable substitute to Botox® across all therapeutic indications, including chronic migraine, cervical dystonia, blepharospasm, strabismus, overactive bladder, adult and pediatric detrusor overactivity, adult and pediatric upper and lower spasticity and axillary hyperhidrosis, unlike prior competitors.
•Physician adoption at scale - Clinical substitutability could drive physician confidence and operational simplicity—same dosing, dilution, and administration—enabling seamless integration into existing practice.
•Aligned economic incentives - Physicians could benefit from improved buy-and-bill economics, while payers gain a clinically comparable, lower-cost alternative—together expected to enable switching across established patients.
•Globally approved product with scaled manufacturing - ABP-450 is the same botulinum toxin approved in 69+ countries, including in the U.S. (Jeuveau® - marketed by Evolus for aesthetic use), and is supported by a fully scaled, globally validated manufacturing platform.
•Advancing based on FDA feedback following BPD Type 2a - Following its BPD Type 2a meeting, AEON is advancing through a defined, capital-efficient biosimilar pathway toward potential full-label approval.

We held an initial meeting with the FDA in the third quarter of 2024 during which we obtained feedback from the FDA on the next steps to develop a Botox® biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a BPD Type 2a meeting with the FDA that was held on January 21, 2026. During the meeting, the FDA reviewed the Company’s proposed analytical similarity strategy under the 351(k) biosimilar pathway. The FDA acknowledged the scientific challenges associated with characterizing a 900 kDa botulinum neurotoxin complex, provided constructive feedback on our proposed development approach and analytical assessment plan, and noted that our analytical methodologies appeared reasonable to support advancement of the program toward a comprehensive analytical similarity package. We believe this feedback provides a clear framework for the remaining analytical components of its biosimilar development program and plans to complete the majority of its analytical comparability program in 2026. We are currently planning to request a BPD Type 2b meeting in 2026 to discuss the next phase of the development program to support approval of ABP-450 as a biosimilar to Botox® across all approved therapeutic indications to review the results from the analytical studies, including comparative primary structure analysis and select functional analyses, and present our analytical development plan.

The anticipated level of financing needed for our existing pipeline candidate is highly variable and difficult to project as the required analytical, and potentially clinical, studies, which are our primary cost drivers, will be largely based on the data generated and feedback from the FDA. As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the third quarter of 2026. We are actively attempting to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies in cervical dystonia, will require additional funding, which may not be available to us on reasonable terms, or at all.

Previous Development of our Botulinum Toxin

The same botulinum toxin as ABP-450 has been approved for the cosmetic treatment of moderate to severe glabellar lines in a number of territories. In the United States, Evolus markets and sells the same botulinum toxin as ABP-450 for the cosmetic treatment of moderate to severe glabellar lines under the brand name Jeuveau® and under the brand name Nuceiva® in Canada, the European Union, the United Kingdom, Australia and Switzerland. We believe that the Daewoong and Evolus studies related to the treatment of glabellar lines are relevant to the development of ABP-450 for therapeutic indications for several reasons, including that over 2,100 adults have been injected with a botulinum toxin that is identical or nearly identical to ABP-450 in the context of a clinical study program, generating significant safety, efficacy and non-inferiority data in the cosmetic setting.

Daewoong Preclinical Toxicology Program

In accordance with international guidelines and in consultation with the FDA, Daewoong conducted a broad preclinical development program for ABP-450, including the study of dose concentrations contemplated for multiple therapeutic uses. The program included preclinical efficacy, safety, reproductive toxicity, pharmacological effects, and single and repeat dose toxicity studies of ABP-450. Therefore, if ABP-450 is determined to be a biosimilar to the proposed reference product, then we believe additional nonclinical studies would not be needed unless additional safety concerns arise. We may plan to use this information in future biosimilar filings as appropriate.

Daewoong South Korean Clinical Development for Glabellar Lines

In South Korea, Daewoong conducted two clinical studies of Nabota®, a form of the same botulinum toxin as ABP-450, to support its BLA for the cosmetic treatment of moderate to severe glabellar lines to the Korean Ministry of Food and Drug Safety, or MFDS, including one Phase 1 clinical study and one Phase 3 clinical study. Both studies were double-blind, randomized studies with an active control, Botox®. Each study compared 20 units of Nabota® with 20 units of Botox®, injected into each of five target sites in the glabellar region of adult subjects with moderate to severe glabellar lines.

Nabota® was approved by the MFDS for marketing on November 29, 2013 for the treatment of glabellar lines. The Nabota® formulation, which was used in the early South Korean studies, and which was commercialized by Daewoong, is slightly different than the formulation used in the studies sponsored by Evolus. The original Daewoong product was lyophilized and used a different human serum albumin that had not been approved by the FDA or EMA. With the approval of the Evolus vacuum dried product, Jeuveau®, Daewoong has harmonized its product to be the same as the Evolus product and the same as the product that has been used in clinical studies sponsored by us, and is currently used in our biosimilar analytical studies.

Evolus Clinical Development for Glabellar Lines

In 2014, Evolus initiated a comprehensive five-study clinical development program for Jeuveau®, which consists of the same botulinum toxin complex as ABP-450, in the United States, the European Union and Canada to meet the regulatory requirements for a BLA in the United States, marketing authorization application, or MAA, in the European Union, and NDS, in Canada, for the cosmetic treatment of moderate to severe glabellar lines. The Evolus development program included three multicenter, randomized, double-blinded, controlled, single dose Phase 3 clinical studies and two open-label, multiple doses, long-term Phase 2 clinical studies. In each of the studies related to Jeuveau® for the treatment of glabellar lines, the Jeuveau® treatment group showed superiority over the placebo group and, where Botox® was included as an active control, the Jeuveau® treatment group was determined to be non-inferior to Botox®. Between September 2014 and August 2016, over 2,100 adult male and female subjects with moderate to severe glabellar lines at maximum frown participated in this program. Jeuveau® was approved for the cosmetic treatment of moderate to severe glabellar lines by the FDA in February 2019, and the same botulinum toxin was approved under the brand name Nuceiva® by Health Canada in August 2018 and by the European Commission in September 2019.

Daewoong South Korean Clinical Development for Post-Stroke Upper Limb Spasticity

Daewoong has conducted a post-stroke upper-limb spasticity Phase 3 clinical study in South Korea. It was a randomized, double-blind, multi-center, active drug controlled, Phase 3 clinical study to compare the safety and efficacy of up to 360 units of Nabota® to Botox®. Nabota® was found to be non-inferior to Botox® in this study. The result of this study was the basis for registration and approval of Nabota® with the MFDS for the post-stroke upper limb spasticity indication in South Korea.

Patients diagnosed with a stroke at least six weeks prior to the start date of the study and found to be eligible based on the screening test result were randomized to either Nabota® or Botox®. Treatment consisted of intramuscular injections of up to 360 units to the wrist flexor, elbow flexor, finger flexor or thumb-in-palm; the total dose depended on the existence and severity of spasticity. In order to assess efficacy and safety after the treatment, follow-up visits were performed at four, eight and 12 weeks.

The primary endpoint compared the evaluations of the changes in muscle tension values as measured by the Modified Ashworth Scale, or MAS, scores of wrist flexors at four weeks after the injection compared to the scores before treatment. The changes in the wrist flexor MAS assessed by the investigator at four weeks after treatment compared to the baseline in the per protocol analysis group for the primary efficacy assessment were -1.44±0.72 points and -1.46±0.77 points in the Nabota® and Botox® group, respectively. Both groups demonstrated statistically significant decreases (p<0.0001) in muscle tension as measured on the MAS. The difference between the Nabota® and Botox® groups was 0.0129, with a 95% confidence interval (-0.2062, 0.2319). Since the upper limit of the 97.5% one-sided confidence interval of the difference in changes was 0.2319, Nabota® was found to be non-inferior to Botox®. As a secondary endpoint, the average change in muscle tension as measured on the MAS of both groups as compared to baseline, when measured at week 8 and week 12, remained statistically significant at all points in time.

After administration of the treatment, adverse events occurred in 19.6% of the subjects in the Nabota® group and 19.4% of the subjects in the Botox® group. Adverse drug reactions occurred in 3.1% of the subjects in the Nabota® group and in 4.1% of the subjects in the Botox® group. There was one serious adverse event, a radius fracture that occurred in the Nabota® group, which was assessed as not study drug-related. Botulinum neutralizing antibody testing was conducted using mouse bio-assay, and there were no “positive” subjects found in either group. Nabota® is now approved for post-stroke upper limb spasticity in South Korea.

Daewoong South Korean Clinical Development for Blepharospasm

Daewoong has conducted a blepharospasm Phase 2/3 comparator study in South Korea. It was a randomized, double-blind, multi-center, active drug controlled, Phase 3 clinical study to compare the safety and efficacy of Nabota® to Botox®. This study was the basis for registration and approval of Nabota® with the MFDS for the blepharospasm indication in South Korea. Patients diagnosed with facial spasms prior to the start date of the study and found to be eligible based on the screening test result were randomized to either Nabota® or Botox®. Treatment consisted of intramuscular injections into the medial and lateral pretarsal orbicularis oculi of the upper lid and lateral pretarsal orbicularis oculi of the lower lid of up to 46.88± 9.46 units of Nabota® or 46.86± 9.46 units of Botox®; the total dose depended on the severity of the spasms. In order to assess efficacy and safety after the treatment, follow-up visits were performed at four, eight and 12 weeks.

Our Strategy

Our strategy is to develop and seek regulatory approval of ABP-450 as a biosimilar to Botox® for therapeutic indications in the United States, leveraging an analytical-first development approach under the FDA’s 351(k) pathway. We are focused on executing a disciplined development program designed to support a Section 351(k) BLA and, subject to regulatory feedback, seek potential extrapolation across the approved therapeutic indications for Botox®.

We are advancing a comprehensive analytical similarity program to characterize ABP-450 relative to Botox®, including comparative structural and functional analyses. We have engaged with the FDA through the BPD program, including a BPD Type 2a meeting held in January 2026, and plan to continue regulatory engagement as we execute our development plan. The scope of any additional nonclinical or clinical evaluation will be informed by the results of our analytical program and further discussions with the FDA.

The therapeutic botulinum toxin market has historically been dominated by Botox®, and alternative products have achieved limited adoption in part due to differences in dosing, administration, and product labeling relative to Botox®. These differences may require physicians to adjust established treatment paradigms and practice workflows and may introduce complexity in reimbursement and inventory management in a buy-and-bill setting. In addition, currently available products generally have narrower approved labels, which may further limit their use across indications and contribute to operational and reimbursement considerations for providers.

ABP-450 is being developed as a biosimilar to Botox® under the FDA’s 351(k) pathway, which is intended to establish high similarity to and no clinically meaningful differences from the reference product. If ABP-450 is approved, we believe this pathway may support a product profile that aligns with Botox® across clinically relevant attributes, including dosing and administration, and, subject to regulatory review, may enable extrapolation across multiple therapeutic indications. We believe that a product designed to align with the reference product’s clinical profile and breadth of indications, and that can be positioned within existing reimbursement frameworks, including in a buy-and-bill setting, may enable physicians to integrate ABP-450, if approved, into established practice workflows without requiring changes to dosing or administration protocols. In this setting, reimbursement levels and acquisition costs may influence product selection, and a biosimilar alternative may provide payors with an additional contracting lever while offering providers the potential for predictable reimbursement and practice economics. These factors may reduce barriers to adoption and support patient access.

If approved, we intend to commercialize ABP-450 in the United States within the physician-administered, buy-and-bill therapeutic botulinum toxin market. We hold exclusive development and distribution rights for therapeutic indications of ABP-450 in the United States, Canada, the European Union, the United Kingdom, and certain other international territories. While our initial focus is on the United States, we may pursue development and commercialization opportunities in select ex-U.S. markets directly or through strategic collaborations.

Our ability to execute this strategy will depend on the successful advancement of our development program, continued regulatory engagement, and the availability of additional capital to support our operations and development activities.

Our Competitive Strengths

We believe the successful pursuit of our strategy will be driven by the following competitive strengths:

•Well-Established 900 kDa Botulinum Toxin Complex. ABP-450 is the same botulinum toxin complex that has been approved by regulatory authorities in the United States, the European Union, and Canada for a cosmetic indication. To receive these global approvals, Daewoong and Evolus have completed rigorous clinical development programs using Botox® as an active comparator and consistently showed that ABP-450 was non-inferior to Botox® at doses ranging from 20 units to 360 units. While we have not yet demonstrated non-inferiority of ABP-450 to Botox® with respect to therapeutic uses, we expect to design our studies, to evaluate whether one unit of ABP-450 will produce a highly similar effect as one unit of Botox®. ABP-450 has a similar 900 kDa molecular weighting to Botox®, which we believe will facilitate physician adoption of ABP-450, if approved, more rapidly and sustainably than other botulinum toxins that compete with therapeutic uses of Botox®. For example, Dysport® and Xeomin® have molecular weightings of 400 kDa and 150 kDa, respectively, and differences in molecular weightings can result in different clinical outcomes and require physicians to utilize different dilution ratios and injection techniques than they would use with Botox®.
•Differentiated Business Model Designed to Deliver Enhanced Value to Payors and Physicians. We believe our exclusive focus on developing ABP-450 for therapeutic indications provides us with a competitive advantage against current and known prospective botulinum toxin competitors. We believe this focus will enable us to pursue submission of a Section 351(k) dedicated to therapeutic uses of ABP-450 that, if obtained, would allow physicians to receive consistent and favorable reimbursement from payors, while also providing us with the flexibility to provide economic incentives, including rebates, to payors and/or providers. Market competitors that receive marketing approval for their botulinum toxin products have traditionally obtained an original BLA for their initial indication, with follow-on supplemental BLAs as they expand their product labels to include cosmetic and therapeutic indications. As a consequence of that structure, the ASPs for therapeutic reimbursement are negatively affected by promotional activity associated with cosmetic pricing. If we receive approval of a Section 351(k) BLA, we believe that we will not have a negative pricing influence from lower-priced cosmetic indications, which should allow us to uniquely manage our ASP in a manner that enhances value to payors and physicians.
•Management Team with Significant and Relevant Experience and Expertise in the Therapeutic Use of Botulinum Toxins. Our management team has extensive experience in the botulinum toxin market, in the analytical and clinical development of biosimilar products, in development, market launch and commercialization of major medical products, in the execution and integration of business development transactions, and a deep understanding of the regulatory environment of the healthcare markets. Our management team also has a proven history of raising financing in support of our botulinum toxin product candidates, including raising $203 million for investment in AEON since 2019, inclusive of the $6.0 million gross proceeds related to the PIPE financing, $1.8 million of which was received at the First Closing in November 2025 and $4.2 million was received at the Second Closing in January 2026. For more information, see discussion of the offering within “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Manufacturing

Daewoong is our sole supplier of ABP-450. Daewoong has over 70 years of experience manufacturing pharmaceutical products and is one of the largest pharmaceutical drug companies in South Korea. Daewoong constructed a facility in South Korea for the purposes of producing ABP-450 drug product, which was purpose-built in effort to comply with FDA and EMA regulations. We believe this facility will be sufficient to meet demand for ABP-450 for the foreseeable future. The FDA conducted a cGMP and pre-approval inspection of the facility from November 8 to November 17, 2017. The United Kingdom Medicines and Healthcare Products Regulatory Agency also completed an inspection of the manufacturing facility in February 2018 in connection with Evolus’ MAA for Jeuveau®. Evolus’ FDA approval of Jeuveau® in February 2019 included approval to manufacture Jeuveau® at Daewoong’s facility. A separate pre-licensure inspection may be required for any BLA we submit for any of our product candidates.

While Jeuveau® and ABP-450 are both manufactured by Daewoong, both we and Evolus retain separate, independent oversight rights related to Daewoong’s compliance with cGMP regulations, and all other applicable regulatory guidelines and requirements. Evolus retains independent oversight and responsibility for the quality and pharmacovigilance of Jeuveau® under its BLA and related international approvals; similarly, we retain independent oversight and responsibility for the quality and pharmacovigilance of ABP-450, if approved.

Daewoong manufactures the ABP-450 drug substance in a separate facility on the same campus. The manufacture of ABP-450 drug substance is based on the fermentation of Daewoong’s C. botulinum cell line, followed by isolation and purification of the drug substance.

Daewoong is a defendant in several lawsuits brought by Medytox, alleging, among other things, that Daewoong stole Medytox’s botulinum toxin bacterial strain and misappropriated trade secrets of Medytox, including those used by Daewoong to manufacture ABP-450. In June 2021, we settled all outstanding or potential claims between AEON and Medytox and entered into a non-exclusive, royalty-bearing, irrevocable license that permits us to commercialize and manufacture ABP-450. See “Risk Factors — Risks Related to Our Reliance on Third Parties — A material breach by us of the terms of our license and settlement agreement with Medytox, Inc. could have a material adverse effect on our business.”

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

Under the Daewoong Agreement, Daewoong grants us an exclusive, irrevocable, sub-licensable, assignable, fully paid-up license during the term to use Daewoong’s trademarks to Nabota® in our commercialization and related obligations surrounding marketing authorizations of ABP-450 for therapeutic uses in the covered territories.

The initial term of the Daewoong Agreement is from December 20, 2019 to the later of (i) the fifth anniversary of the grant of approval from the relevant governmental authority necessary to market and sell ABP-450 in the covered territories or (ii) December 20, 2029, and automatically renews for unlimited additional three-year terms thereafter, provided the Daewoong Agreement is not earlier terminated. The Daewoong Agreement will terminate upon written notice (A) by either us or Daewoong upon a continuing default that remains uncured within 90 days (or 30 days for a payment default) by the other party, or (B) immediately upon written notice if the breach is not capable of cure; (C) upon any of the following without notice: (i) our bankruptcy, insolvency or a petition for either, (ii) our assignment of our business or the Daewoong Agreement in whole or in part for the benefit of creditors, (iii) appointment of a receiver over any of our assets not vacated in sixty days, or (iv) filing of any other petition based upon our alleged bankruptcy or insolvency not dismissed within ninety days, or (D) our failure to commercialize or conduct clinical studies related to ABP-450 for a six month period. In the event the license is terminated for either of the reasons listed in (C) or (D) of the foregoing sentence, Daewoong will have the right to buy our intellectual property and data, which represents the majority of AEON’s valuable assets, for one dollar ($1.00), which right will terminate in the event Daewoong sells more than fifty percent (50%) of its ownership (inclusive of shares received in connection with the conversion of convertible notes).

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

Intellectual Property

Our success depends, in part, on our ability to obtain and maintain intellectual property protection related to our product candidate. Our ability to operate without infringing on the proprietary or intellectual property rights of others and to prevent others from infringing our proprietary and intellectual property rights will be important to our performance. We protect, and will continue to protect, our proprietary technology and methods by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions, methods of use, and improvements that are important to the development and implementation of our business as well as by maintaining trade secret protection and through other confidentiality procedures.

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

In addition to our reliance on patent protection for ABP-450 and future product candidates, we also rely on our and our licensors’ trade secrets, know-how, confidentiality agreements and continuing technological innovation to develop and maintain our competitive position. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, these agreements may be breached and we may not have adequate remedies for any breach. In addition, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. As a result, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, and other third parties to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived of by the individual during the course of employment, and which relate to or are reasonably capable of being used in our current or planned business or research and development (“R&D”) are our exclusive property. However, such agreements and any security policies may be breached and we may not have adequate remedies for such breaches. For more information, see “Risk Factors — Risks Related to Intellectual Property.”

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

We are currently focusing our clinical efforts on developing ABP-450 as a full-label biosimilar to Botox®. We expect to compete directly with other injectable botulinum toxins and other pharmaceuticals that are currently utilized.

Injectable Botulinum Toxins

Our primary competitors for ABP-450 in the injectable botulinum toxin pharmaceutical market for therapeutic use are Botox®, Dysport®, Xeomin®, and Daxxify®. Botox® is currently the only botulinum toxin approved for twelve indications, including chronic migraine, cervical dystonia, blepharospasm, strabismus, overactive bladder, adult and pediatric detrusor overactivity, adult and pediatric upper and lower spasticity and axillary hyperhidrosis. Dysport®, Xeomin® and Daxxify® have limited labels, each of which are only approved by the FDA for treatment of cervical dystonia, with Dysport® and Xeomin® additionally approved for spasticity, and Xeomin® additionally approved for blepharospasm and chronic sialorrhea. We believe the limited labels, and time and cost to achieve label parity, provides us with the competitive advantage over these competitors to address and minimize switching barriers.

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

Government Regulation

We operate in a highly regulated industry that is subject to significant federal, state, local and foreign regulation. Our business has been, and will continue to be, subject to a variety of laws and regulations, including those administered by the U.S. Food and Drug Administration (FDA), governing, among other areas, research and development, testing, manufacturing, quality systems, product approvals, labeling, promotion, pharmacovigilance, import/export, privacy, and healthcare reimbursement.

Biological products, including products developed under the biosimilar pathway, are subject to regulation under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act. If approved, our product candidates would be regulated as biological products, and commercial production would need to occur in appropriately registered and/or licensed facilities operating in compliance with cGMP requirements and biologics regulations. Failure to comply with applicable requirements may subject a company to administrative or judicial enforcement actions, such as refusal to approve pending applications, warning letters, import alerts or detentions, product recalls, seizures, total or partial suspension of production or distribution, withdrawal of approval, injunctions, civil penalties and criminal prosecution.

United States Regulatory Framework for Biosimilars and Interchangeable Biosimilars

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), amended the Public Health Service Act and created an abbreviated approval pathway for biological and interchangeable products shown to be highly similar to an FDA-licensed reference biological product. “Biosimilarity” is defined to mean that the proposed biological product is highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. In addition, a biosimilar may also be determined to be “interchangeable” with a reference biological product, whereby the biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. The higher standard of interchangeability must be demonstrated by information sufficient to show that: the proposed product is biosimilar to the reference product; the proposed product is expected to produce the same clinical result as the reference product in any given patient; and for a product that is administered more than once to an individual, the risk to the patient in terms of safety or diminished efficacy of alternating or switching between the biosimilar and the reference product is no greater than the risk of using the reference product without such alternation or switch.

The BPCIA attempts to minimize duplicative testing and thereby lower development costs and increase patient access to affordable treatments. In general, the process required by FDA before a biosimilar biological product may be licensed and marketed in the United States typically involves the following, which may overlap and are highly product- and program-specific:

●	identification of the U.S.-licensed reference product and development of a comprehensive strategy for obtaining and analyzing suitable lots of the reference product (and, as applicable, any non-U.S.-licensed comparator product) to support the biosimilar comparability exercise;
●	performance of extensive comparative analytical characterization intended to support a demonstration that the proposed product is highly similar to the reference product, including evaluation of physicochemical properties, functional activity, heterogeneity, impurities, and stability attributes using state-of-the-art and orthogonal methods;
●	completion of nonclinical laboratory tests and/or animal studies to the extent necessary to address residual uncertainty, certain of which must be conducted in compliance with applicable good laboratory practice (“GLP”) requirements;
●	submission to FDA of an investigational new drug application (“IND”), which must become effective before certain human clinical investigations may begin;
●	performance of clinical pharmacology studies (typically comparative pharmacokinetics (“PK”) and, where relevant, pharmacodynamics (“PD”)) and clinical immunogenicity assessments, designed to support a demonstration of no clinically meaningful differences and to address residual uncertainty remaining after analytical similarity assessment;
●	performance of one or more comparative clinical studies with efficacy endpoints, if FDA determines such studies are necessary;
●	preparation and submission to FDA of a Section 351(k) BLA for marketing authorization;
●	satisfactory completion of FDA pre-licensure inspection(s) of manufacturing facilities and other sites as applicable, and FDA review and action on the application, which may include advisory committee consultation for applications presenting novel scientific or regulatory questions; and
●	FDA approval of the Section 351(k) BLA to permit commercial marketing of the product in the United States.

Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies, in an effort to support subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for certain studies. Prior to beginning the first clinical trial with a product candidate in the United States, the trial sponsor must submit an IND to the FDA. An IND is a request for allowance from the FDA to introduce an investigational drug into interstate commerce and administer the product to humans. The IND focuses on the investigational plan and protocol(s) for clinical studies and includes, among other things, the results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate, chemistry, manufacturing, and controls information, and any available human data or literature to support the use of the product candidate. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a full or partial clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin or begin as proposed. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about ongoing or proposed clinical trials or non-compliance with specific FDA requirements, and trials subject to a clinical hold may not begin or continue as planned until the FDA notifies the sponsor that the hold has been lifted or modified to allow such continuation.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of one or more qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP regulations, which, among other things, include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

FDA Review of Section 351(k) BLAs

FDA approval of a Section 351(k) BLA is required before a biosimilar may be marketed in the United States. The FDA has discretion over the kind and amount of scientific evidence — laboratory, preclinical and/or clinical — required to demonstrate biosimilarity to a licensed biological product. The FDA considers the totality of the evidence, provided by a sponsor to support a demonstration of biosimilarity, and recommends that sponsors use a stepwise approach in the development of their biosimilar products. Biosimilar product applications thus may not be required to duplicate the entirety of preclinical and clinical testing used to establish the underlying safety and effectiveness of the reference biological product. However, the FDA may refuse to approve a biosimilar application if there is insufficient information to show that the active ingredients are the same or to demonstrate that any impurities or differences in active ingredients do not affect the safety, purity or potency of the biosimilar product. In addition, as with original BLAs, biosimilar product applications will not be approved unless the product is manufactured in facilities designed to assure and preserve the biological product’s safety, purity and potency.

Generally, an application for licensure of a biosimilar product pursuant to a Section 351(k) BLA must include information demonstrating biosimilarity based upon the following, unless the FDA determines otherwise:

●	analytical studies demonstrating that the proposed biosimilar product is highly similar to the approved product notwithstanding minor differences in clinically inactive components;
●	animal studies (including the assessment of toxicity); and
●	two clinical study phases: first, a clinical study or studies that demonstrate PK and PD similarity (e.g., bioequivalence study) of the proposed biosimilar to the originator molecule, and second, a clinical study or studies that demonstrate the safety (including immunogenicity), purity and that potency is statistically not inferior to that of the originator in one or more conditions for which the reference product is licensed and intended to be used.

In addition, an application submitted under the Section 351(k) pathway must include information demonstrating that:

●	the proposed biosimilar product and reference product utilize the same mechanism of action for the condition(s) of use prescribed, recommended or suggested in the proposed labeling, but only to the extent the mechanism(s) of action are known for the reference product;
●	the condition or conditions of use prescribed, recommended or suggested in the labeling for the proposed biosimilar product have been previously approved for the reference product;
●	the route of administration, the dosage form and the strength of the proposed biosimilar product are the same as those for the reference product; and

●	the facility in which the biological product is manufactured, processed, packed or held meets standards designed to assure that the biological product continues to be safe, pure and potent.

Before approving a Section 351(k) BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical trial sites as well as the trial sponsor to assure compliance with GCP requirements. After the FDA evaluates a BLA, it will issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the biologic with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the BLA identified by the FDA and may require additional clinical data, including additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals, including biosimilars, are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products.

Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon application holders and any third-party manufacturers that they may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters, or untitled letters;
●	clinical holds on clinical studies;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product licenses or approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
●	injunctions or the imposition of civil or criminal penalties.

In addition, the FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by the manufacturer and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Regulatory Exclusivity Issues for Biologics

The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the reference biological product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any products that are biosimilar to the reference product. The FDA cannot approve a biosimilar application for 12 years from the date of first licensure of the reference product. Additionally, a biosimilar product sponsor may not submit an application under the Section 351(k) pathway for four years from the date of first licensure of the reference product. In certain circumstances, a regulatory exclusivity period can extend beyond the life of a patent and thus block the Section 351(k) BLA from being approved on or after the patent expiration date. In addition, the FDA may under certain circumstances extend the exclusivity period for the reference product by an additional six months if the FDA requests, and the manufacturer undertakes, studies on the effect of its product in children, a so-called pediatric extension.

The first biological product determined to be interchangeable with a branded product for any condition of use is also entitled to a period of exclusivity, during which time the FDA may not determine that another product is interchangeable with the reference product for any condition of use. This exclusivity period extends until the earlier of: (1) one year after the first commercial marketing of the first interchangeable product; (2) 18 months after resolution of a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product, based on a final court decision regarding all of the patents in the litigation or dismissal of the litigation with or without prejudice; (3) 42 months after approval of the first interchangeable product, if a patent infringement suit instituted under 42 U.S.C. § 262(l)(6) against the applicant that submitted the application for the first interchangeable product is still ongoing; or (4) 18 months after approval of the first interchangeable product if the applicant that submitted the application for the first interchangeable product has not been sued under 42 U.S.C. § 262(l)(6).

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, in the absence of legislation, the ACA will remain in effect in its current form.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through the first 6 months of 2032 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on drug manufacturers’ Medicaid drug rebate liability beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Notably, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Prescription drug price reform is a focal point of this landmark legislation that incorporates many proposals advanced over the last decade to overhaul drug costs under the Medicare program. Key provisions of the law permit CMS to negotiate Part D drug prices for an increasing number of drugs over a five-year period, replace the Medicare Coverage Gap Discount Program with a new Manufacturer Refund Program for drugs not subject to negotiation, and redesign the Part D benefit to eliminate the coverage gap and realign the cost responsibility in the initial and catastrophic phases of coverage (capping out-of-pocket costs at US$2,000 which began in 2025). In addition, the law penalizes drug manufacturers for price increases that outpace the rate of inflation (for products under Medicare Parts D/B).

Under the Medicare Drug Price Negotiation Program established under the IRA, CMS published the negotiated prices for the initial ten drugs covered under Part D, which went into effect in January 2026, and for the subsequent 15 drugs, which will first be effective in 2027. In addition, CMS has commenced the third cycle of the Medicare Drug Price Negotiation Program, which is associated with the Initial Price Applicability Year 2028 (“IPAY 2028”) and, for the first time, may include drugs payable under Medicare Part B in addition to drugs covered under Medicare Part D. On January 27, 2026, CMS published the list of 15 selected drugs for IPAY 2028, which includes Botox®. CMS has stated that negotiations with participating manufacturers for this third cycle will occur during 2026 and that any negotiated “maximum fair prices” (“MFPs”) will be effective beginning January 1, 2028, and CMS has issued program guidance describing the timing and milestones for the negotiation process, including the exchange of manufacturer-specific data, CMS offers and counteroffers, and publication of negotiated prices. Selection of Botox® for IPAY 2028 and any resulting MFP may affect reimbursement, utilization, contracting, pricing and access dynamics for botulinum toxin therapies, including therapies administered in physician offices and reimbursed under Medicare Part B, and could impact the size, attractiveness, and economics of the therapeutic Botox® market and related competitive markets. CMS’ Negotiation Program guidance indicates that, if CMS later determines that the statutory criteria for bona fide generic or biosimilar competition are met for a selected drug, the drug may be removed from the selected drug list and the MFP may cease to apply in subsequent years, subject to timing mechanics in CMS guidance.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

In 2026, the U.S. government also launched TrumpRx, a federal initiative to enable patients to gain access to certain prescription drugs at reduced costs based on pricing available in other countries (i.e., most-favored-nation pricing). In addition, the Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards with the goal of imposing price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries and bulk purchasing. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for our product candidates, if approved. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition, and prospects.

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

We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms and initiatives may prevent us from being able to generate revenue, attain profitability, or commercialize our products, if approved.

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

Employees

As of December 31, 2025, we had eight employees. Our employees are all on a full-time basis in the United States. None of our employees are represented by a labor union or covered under a collective bargaining agreement, and we believe our relations with our employees are good.

Facilities

Our principal executive office is located at 5 Park Plaza, Suite 1750, Irvine, California 92614. In September 2021, we entered into a lease agreement for 8,000 square feet of office space located at this facility, with a lease term of 36 months beginning in December 2021 and ending in December 2024. In March 2024, we entered into an amendment to extend the lease to an additional five years. We may look for alternate space for our operations, and we believe that suitable alternative space will be available in the future on commercially reasonable terms.

Legal Proceedings

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against us in the Supreme Court of the State of New York, alleging that we failed to pay Odeon’s deferred underwriting fee of $1.25 million, and seeking monetary damages for the full amount of its claimed underwriter fee, punitive damages, attorneys’ fees and other amounts, totaling approximately $1.7 million, which was recorded in other accrued expenses on the consolidated balance sheets as of December 31, 2024. On October 31, 2025, we entered into a settlement agreement with Odeon to settle the lawsuit in exchange for $1.0 million in cash, 267,455 shares of common stock and 125,000 warrants with exercise price of $2.00 and a three-year term. The Company recorded a gain on settlement of $0.4 million to selling, general and administrative expenses on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2025.

On November 20, 2025, Aegis Capital Corp. (“Aegis”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to honor a right of first refusal (the “ROFR”) in Aegis’s favor when AEON raised capital through a self-directed private placement in public equity (“PIPE”). In the complaint, Aegis claimed that AEON misappropriated $1.59 million by not engaging Aegis as its underwriter or bookrunner in the PIPE and seeks punitive damages and attorneys' fees. Aegis was unsuccessful in its attempts to obtain both a temporary restraining order and permanent injunction. AEON filed a motion to dismiss in January 2026, relying upon New York precedent that indicates ROFRs are not operative when a company does not engage any banking partner. Oral argument with respect to the motion to dismiss is scheduled for April 2026.

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

We are a clinical stage biopharmaceutical company with a limited operating history. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Old AEON was originally incorporated in 2012 but did not begin focusing its efforts and financial resources on the clinical development and regulatory approval of ABP-450 for therapeutic indications until 2019. The operating history upon which investors must evaluate our business and prospects is limited. Consequently, any predictions about our future success, performance or viability may not be as accurate as they could be if we had a longer operating history or a history of commercial operations. In addition, as an organization, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in the biopharmaceutical market. To date, we have not obtained any regulatory approvals for ABP-450 or generated any revenue from product sales relating to ABP-450. On May 16, 2024, we announced the discontinuation of our Phase 2 double blind study of ABP-450 in the treatment of episodic migraine and chronic migraine, which had previously completed enrollment and dosing of patients, and ceased enrollment and dosing of patients in our open label extension study related to such study, in order to implement certain cash preservation measures while the Company continues to evaluate its strategic options. On July 9, 2024, we announced a strategic reprioritization to seek regulatory approval of ABP-450 as a biosimilar product in the United States through submission of a BLA under Section 351(k) of the Public Health Service Act, or a Section 351(k) BLA, using AbbVie Inc.’s product Botox® as the reference product, for all of the indications for which Botox® is approved, other than the cosmetic uses for which we do not hold development or commercialization rights. We held an initial meeting with the FDA in the third quarter of 2024 during which we obtained feedback from the FDA on the next steps to develop a Botox® biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a BPD Type 2a meeting with the FDA that was held on January 21, 2026, to review the results from the studies.

Because we have not yet received regulatory approvals, we are not permitted to market ABP-450 for any use in the United States or in any other territory, and as such, we have not generated any revenue from sales of ABP-450 to date. We have recorded a loss from operations of $12.8 million for the year ended December 31, 2025, mainly due to loss from operations of $16.3 million and gain on fair value of contingent consideration of $3.5 million. We have recorded operating income of $73.0 million for the year ended December 31, 2024, mainly due to gain on fair value of contingent consideration of $100.8 million and operating expenses of $27.8 million. As of December 31, 2025, we had $3.0 million in cash and cash equivalents. As a result of our ongoing losses, as of December 31, 2025, we had an accumulated deficit of $470.8 million. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to seek regulatory approval for, and begin to commercialize, ABP- 450, if approved. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity (deficit) and working capital. Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of increased expenses, or when, if at all, we will be able to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, may adversely affect the market price of common stock and our ability to raise capital and continue operations.

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

We expect that we will continue to expend substantial resources for the foreseeable future in order to complete development of and seek regulatory approval for ABP-450 as a biosimilar to Botox®, identify future potential therapeutic applications for ABP-450 and establish sales and marketing capabilities to commercialize ABP-450 across any approved indications.

As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the third quarter of 2026. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Our future capital requirements depend on many factors, including:

●	the timing of, and the costs involved in, obtaining regulatory approvals for ABP-450;
●	the scope, progress, results and costs of researching and developing ABP-450, and conducting preclinical and clinical studies, including any studies required by the FDA to support submission of a Section 351(k) BLA;
●	the cost of commercialization activities if ABP-450 is approved for sale, including marketing, sales and distribution costs;
●	costs under our third-party manufacturing and supply arrangements for ABP-450 and any products we commercialize;
●	the degree and rate of market acceptance of ABP-450, if approved, or any future approved products;
●	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products;
●	costs associated with any acquisition or in-license of products and product candidates, technologies or businesses, and the terms and timing of any strategic collaboration or other arrangement;
●	the terms of any conversion of the senior secured convertible note in the principal amount of $1.5 million, pursuant to an exchange agreement, dated as of January 21, 2026 with Daewoong into shares of common stock, subject to certain conditions and limitations set forth in the convertible note;
●	costs of operating as a public company.

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

Our future success depends entirely on obtaining U.S. regulatory approval and successfully commercializing ABP-450 as a proposed biosimilar to Botox®, and the biosimilar licensure pathway for a botulinum toxin product is uncertain.

Our future success currently depends entirely on the successful and timely development, licensure and commercialization of ABP-450, our only product candidate. We do not have any products approved for sale and we may never be able to develop and commercialize a marketable product. If we are unable to obtain regulatory approval for ABP-450, or if we experience material delays in doing so, our business, financial condition and results of operations would be materially and adversely affected.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of biological products are subject to extensive regulation by the U.S. Food and Drug Administration (FDA) in the United States. We currently plan to pursue licensure for ABP-450 in the United States under the abbreviated pathway for biosimilar biological products under section 351(k) of the Public Health Service Act. Under this pathway, we must demonstrate that ABP-450 is biosimilar to a single FDA-licensed reference product under a stepwise approach, which typically relies on extensive comparative analytical and functional characterization, together with nonclinical testing and clinical investigations, to the extent warranted. The FDA has substantial discretion to determine the nature and extent of data required to support a section 351(k) BLA, including whether and to what extent additional clinical studies are necessary.

The FDA has not licensed a biosimilar or interchangeable biological product referencing Botox® to date. As a result, FDA’s expectations for demonstrating biosimilarity for a botulinum toxin product may be uncertain and may evolve during the course of development and review. The process of preparing, submitting and obtaining approval of a section 351(k) BLA is expensive, time-consuming and inherently uncertain, and can be delayed, limited, or denied for many reasons, including the following:

●	the FDA may disagree with the design, endpoints, statistical analysis plan or conduct of our clinical investigations or may identify issues during inspection of clinical sites;
●	the FDA may determine that our comparative analytical similarity package is insufficient, that observed differences are clinically meaningful, or that our assays, specifications, or control strategy are inadequate;
●	the FDA may require additional or different clinical pharmacology, immunogenicity, safety, or comparative clinical studies (including comparative clinical efficacy studies) to address residual uncertainty;
●	the FDA may not accept certain data generated outside the United States or may require additional bridging or other justification for the use of any non-U.S.-licensed comparator product;
●	the FDA may identify deficiencies in our chemistry, manufacturing, and controls (“CMC”) information or in the manufacturing processes, quality systems, or facilities of our third-party manufacturers (including through pre-licensure inspections), or may require remediation or additional process validation;
●	the FDA may approve ABP-450 only for a more limited set of indications than those sought by us (including denying or limiting extrapolation), or may impose labeling restrictions, distribution restrictions, risk management measures, or post-approval requirements; or
●	the FDA or other authorities may change applicable laws, regulations, guidance, policies, or enforcement practices.

In addition, the complexity of biological products and the scientific and technical challenges associated with demonstrating high similarity may require significant time and resources. Comparative analytical assessment for a biosimilar product typically requires sensitive, orthogonal methods and sufficient lots of both the proposed product and the reference product. Differences observed during analytical similarity assessment or functional characterization may require additional scientific justification, increased testing, manufacturing changes, new or revised specifications, additional comparability data, or other remediation, any of which could delay development, increase costs, or prevent submission or approval of a Section 351(k) BLA.

Clinical investigations are inherently uncertain and can be delayed, suspended or terminated. Prior to our strategic reprioritization to pursue a biosimilar pathway, our Phase 2 clinical trials for episodic and chronic migraine did not meet their respective primary endpoints and were discontinued. The FDA may consider our prior clinical experience in determining the clinical or other data it will require for ABP-450’s development and potential licensure, which could lead the FDA to require additional studies or other data to address residual uncertainty or other concerns. Even if we believe our planned analytical and clinical program is appropriate, the FDA may require additional pre-approval or post-approval studies, may object to elements of our development program, or may require that our program be altered.

Even if we demonstrate biosimilarity for ABP-450 and obtain approval of ABP-450 in one indication, the FDA may not permit extrapolation to additional indications approved for the reference product and may require additional data to support licensure for one or more indications. Any limitation on the indications for which ABP-450 is licensed (for example, exclusion of certain therapeutic indications or constraints on the patient populations eligible for treatment) could materially reduce the commercial opportunity for ABP-450.

In addition to nonclinical and clinical requirements, FDA licensure will depend on the adequacy of our manufacturing and quality systems and those of any third-party manufacturers. We rely on third parties, including Daewoong Pharmaceutical Co., Ltd., for manufacturing ABP-450. The FDA will evaluate whether manufacturing facilities, methods and controls comply with cGMP and are adequate to preserve identity, strength, quality, purity and potency. If the FDA identifies deficiencies during inspections or in our CMC information, it may delay, limit, or deny licensure, require additional remediation or validation work, or require other changes that could materially delay development and commercialization.

Even if we obtain regulatory approval, we may never be able to successfully commercialize ABP-450. Commercial success will depend on, among other things, physician and patient acceptance, payer coverage and reimbursement, contracting dynamics, formulary positioning, competitive responses by the reference product sponsor and other market participants, and our ability to build or access commercialization capabilities. Medicare Part B and other payor reimbursement methodologies (including those based on average sales price (ASP)) are complex and subject to change, and unfavorable coverage or reimbursement decisions, changes in reimbursement methodologies, or other policy developments could materially adversely affect the adoption, pricing, and commercial prospects for ABP-450.

If we are unable to develop and validate a robust comparative analytical similarity and CMC package for ABP-450 consistent with the FDA’s expectations for a 351(k) biosimilar BLA, we may be delayed or prevented from submitting or obtaining approval of a 351(k) BLA, and our business would be materially adversely affected.

Our ability to obtain U.S. licensure for ABP-450 under section 351(k) depends on demonstrating, that ABP-450 is highly similar to an FDA-licensed reference product notwithstanding minor differences in clinically inactive components and that there are no clinically meaningful differences in safety, purity and potency. Comparative analytical and functional characterization and a complete, robust CMC package are generally the foundation of a Section 351(k) BLA submission. If we cannot generate, interpret, or adequately justify the comparative analytical data the FDA expects, or if the FDA determines our control strategy does not assure consistent product quality, we may be required to conduct additional studies, modify our manufacturing process, delay submission of a Section 351(k) BLA, or may be unable to obtain approval.

Demonstrating analytical similarity may be particularly challenging for botulinum toxin products. The potency units of botulinum toxin products are specific to the preparation and assay method utilized and are not interchangeable across products, reflecting the importance and complexity of potency and functional assays and reference standards for this product class. Quantitating the active component and relevant impurities at very low concentrations and correlating those measurements to biological activity may require highly sensitive, validated analytical methods. Developing, qualifying, and validating a set of sensitive and specific assays, including orthogonal methods, to characterize the product and support similarity, may be technologically challenging, time-consuming and costly. The FDA may require additional method development or validation work, additional reference product lots, additional comparability analyses, alternative analytical approaches, or different acceptance criteria.

Our analytical program also depends on obtaining sufficient quantities and lots of the U.S.-licensed reference product for comparative testing, method qualification, and, if required, clinical investigations. Reference product supply constraints, controlled distribution channels, changes in list or net pricing, and other factors may limit our ability to obtain representative lots across time and within shelf life. If we cannot obtain adequate reference product supply, or if the lots we can obtain are not representative, our ability to characterize reference product variability or define appropriate similarity ranges may be compromised and the FDA may not accept our data package.

In certain circumstances, biosimilar sponsors may seek to use a comparator product approved outside the United States or non-U.S. clinical data to support aspects of development. If we pursue any such approach, the FDA may require additional scientific justification and “bridging” analyses, including three-way comparisons among ABP-450, the U.S.-licensed reference product, and any non-U.S.-licensed comparator product, and the FDA could reject the relevance of such data. Any additional bridging work may be time-consuming and expensive and could delay development and submission.

Even if we obtain adequate reference product supply, natural lot-to-lot variability, potential manufacturing changes over time by the reference product sponsor, and differences in storage, handling, or aging may contribute to variability in analytical results. We must account for such variability when establishing our comparative analytical assessment and setting specifications. If our analytical assessments identify differences that the FDA determines are clinically meaningful or otherwise raise residual uncertainty, the FDA may require additional nonclinical or clinical studies—including clinical pharmacology, immunogenicity, or comparative clinical efficacy studies—to support biosimilarity or to support extrapolation to additional indications.

Stability and comparability also present risk. Differences in stability profiles, aggregation, impurities, container closure performance, or degradation pathways—whether real or apparent based on method limitations—could require reformulation, additional stability work, new specifications, or changes to manufacturing controls. In addition, if we or our manufacturers make changes in manufacturing processes, quality systems, raw materials, sites, or equipment, we may need to generate additional comparability data to demonstrate that the product remains consistent with the material evaluated in our analytical program and any clinical investigations. These requirements could be heightened for a biosimilar program because the analytical similarity determination is a central basis for licensure.

We rely on third parties, including Daewoong Pharmaceutical Co., Ltd., for manufacturing ABP-450. Our ability to generate a consistent analytical comparability package and to support a Section 351(k) BLA also depends on the ability of our manufacturers to produce ABP-450 consistently and in compliance with cGMP, and the FDA may inspect manufacturing facilities in connection with a BLA. Manufacturing deviations, out-of-specification results, control strategy deficiencies, or inspection findings could require remediation, cause delays, result in batch failures or supply interruptions, or prevent submission or approval of a BLA.

If we cannot demonstrate satisfactory analytical similarity and CMC robustness, we may experience delays, incur substantial costs, be forced to narrow the indications or conditions of use we pursue, or be unable to obtain licensure under Section 351(k). Any such outcome could materially harm our commercialization plans and competitive position and could adversely affect coverage, reimbursement, and market adoption dynamics for ABP-450, particularly in settings where physician-administered biologics are sensitive to reimbursement and pricing methodologies.

Clinical development for a proposed biosimilar product involves a lengthy, expensive and uncertain process, including extensive comparative analytical work and potentially clinical investigations; we may incur greater costs than we anticipate or encounter substantial delays or difficulties in our studies.

We may not commercialize, market, promote or sell any product candidate, including ABP-450, in the United States unless and until we obtain regulatory approval from the FDA, and we may never receive such approval. Our current strategy is focused on pursuing a BLA for ABP-450 under the abbreviated pathway for biosimilar biological products under Section 351(k) of the Public Health Service Act. Although the biosimilar pathway differs from the stand-alone 351(a) pathway, it remains an expensive, time-consuming and uncertain process that may take several years and requires significant management attention and financial resources.

To obtain licensure under section 351(k), we must demonstrate that ABP-450 is biosimilar to a single FDA-licensed reference product. Clinical development is generally required to demonstrate biosimilarity.

Clinical investigations are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. In addition, biosimilar development depends heavily on sophisticated analytical testing and method development, including establishing and validating assays and specifications that are sufficiently sensitive to detect potentially clinically meaningful differences. We cannot guarantee that our analytical studies or clinical investigations will be conducted as planned or completed on schedule, if at all. A failure can occur at any stage, and many companies that have believed their product candidates performed satisfactorily in testing have nonetheless failed to obtain regulatory approval.

The results from preclinical studies or early clinical investigations of a product candidate may not predict the results of later investigations, and interim results are not necessarily indicative of final results. Product candidates in later stages may fail to show the desired characteristics despite having progressed through earlier testing. In particular, while we have conducted clinical studies evaluating ABP-450 in patients with cervical dystonia and migraines, we do not know whether ABP-450 will perform as expected in future clinical investigations designed to support a biosimilar submission.

Moreover, data generated during a biosimilar program may be susceptible to varying interpretations and analyses. Differences observed during comparative analytical assessment or in clinical pharmacology, immunogenicity, safety or comparative clinical studies could result in the need for additional studies, additional manufacturing work, or changes to our development strategy, any of which could delay or prevent our ability to obtain regulatory approval. For example, our Phase 2 clinical trials for episodic and chronic migraine did not meet their respective primary endpoints. As a result, in May 2024, we announced the discontinuation of our Phase 2 clinical trials for episodic and chronic migraine, in part to implement cash preservation measures. The FDA may consider our prior clinical experience in determining the clinical or other data it will require for ABP-450’s development and licensure, which could lead the FDA to require additional studies or other data to address residual uncertainty or other concerns.

We do not know whether our planned clinical investigations will be completed on schedule, if at all. We may experience numerous unforeseen events prior to, during, or as a result of analytical studies and clinical investigations that could delay or prevent our ability to receive regulatory approval or to commercialize ABP-450 or any other product candidate, including the following:

●	delays in reaching consensus with the FDA on the overall development plan, including the scope of comparative analytical testing, the adequacy of our assay strategy, and the design of clinical pharmacology, immunogenicity, and any comparative clinical studies;
●	regulators, institutional review boards (“IRBs”) and ethics committees may not allow or authorize us or our investigators to commence or continue an investigation or conduct an investigation at a prospective study site;
●	delays in identifying, recruiting and training suitable clinical investigators and clinical sites;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical sites, the terms of which can be subject to extensive negotiation and may vary significantly among CROs and sites;
●	delays or failures by our contract manufacturers, including Daewoong, to comply with cGMP or other applicable requirements, or to provide sufficient supply of ABP-450 for use in our analytical and clinical activities;
●	difficulties developing, qualifying, and validating analytical and functional methods (including potency assays), specifications, and a control strategy that the FDA considers adequate for a biosimilar submission;
●	difficulty obtaining sufficient quantities and lots of the U.S.-licensed reference product for comparative analytical testing and any required clinical studies, and potential limitations on distribution or supply that delay our work;
●	if we seek to use any non-U.S.-licensed comparator product in certain studies, the FDA may require additional “bridging” analyses or other justification to support the relevance of such data to the U.S.-licensed reference product;
●	the number of subjects required for clinical investigations may be larger than anticipated, enrollment may be slower than anticipated, participants may drop out at a higher rate than anticipated, participants may fail to return for follow-up, or we may fail to recruit suitable subjects;
●	IRBs may refuse to approve, suspend or terminate a study at an investigational site, precluding enrollment of additional subjects, or withdraw their approval;
●	changes or amendments to protocols (including those required by the FDA, IRBs, or ethics committees);
●	clinical sites may deviate from protocols, data integrity issues may arise, or sites may drop out of a study;
●	failure by CROs to perform in accordance with good clinical practice (“GCP”) requirements or applicable regulatory rules and guidelines;
●	lack of adequate funding to continue a study, or costs being greater than anticipated;
●	subjects experiencing severe or serious unexpected adverse events;
●	clinical investigations producing negative, ambiguous or inconclusive results, or results that do not adequately address residual uncertainty;
●	the FDA imposing a clinical hold due to a serious adverse event, concerns with a class of products, deficiencies in our INDs, inspection findings, or other regulatory concerns;
●	we may decide, or regulators may require us, to conduct additional analytical or clinical work, to modify our development plans, or to abandon product development programs; or
●	the impacts of any public health outbreaks (such as the COVID-19 pandemic) on our ongoing and planned analytical and clinical activities.

Any inability to successfully complete our analytical and clinical development program could result in additional costs to us or impair our ability to generate revenue from future product sales or other sources. In addition, if we make manufacturing, formulation or process changes to ABP-450, change facilities, or modify our analytical methods or specifications, we may need to generate additional comparability, stability, analytical, and/or clinical data to bridge our modified product candidate to earlier versions or to demonstrate that such changes do not adversely affect the basis for biosimilarity.

Clinical and analytical delays could also allow competitors to bring competing products to market before we do, reduce the time available for us to execute a commercial launch strategy, and otherwise impair our ability to successfully commercialize ABP-450, which may harm our business, financial condition, results of operations and prospects.

Additionally, if results of our analytical studies or clinical investigations are inconclusive or if there are safety concerns or serious adverse events associated with ABP-450, we may be delayed in obtaining regulatory approval, not obtain regulatory approval at all, obtain approval only in narrower indications or patient populations than intended, obtain approval with labeling that includes significant restrictions or safety warnings, be subject to additional post-marketing testing requirements, have regulatory authorities withdraw or suspend approval, impose restrictions on distribution in the form of a risk evaluation and mitigation strategy (REMS), be sued, or experience damage to our reputation.

Our product development costs will increase if we experience delays in analytical testing, clinical investigations, manufacturing scale-up, or obtaining regulatory approvals. Further, we, the FDA, a foreign regulatory authority (if applicable), an ethics committee or an IRB may suspend our clinical investigations at any time if it appears that we are failing to conduct a study in accordance with regulatory requirements (including GCP), that we are exposing participants to unacceptable health risks, or if the FDA finds deficiencies in our current or planned investigational new drug applications (INDs) or the conduct of these studies. Therefore, we cannot predict with certainty the schedule for commencement and completion of future analytical studies or clinical investigations, including any planned pivotal study, and delays could negatively impact the commercial prospects of ABP-450 and delay our ability to generate revenue.

Additionally, certain of our scientific advisors or consultants who receive compensation from us are likely to be investigators for our future clinical investigations. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical study site and the utility of the clinical investigation itself may be jeopardized. This could result in a delay in approval or rejection of our marketing applications and may ultimately lead to denial of regulatory approval of ABP-450.

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

In addition, it is possible that as we test ABP-450 in further clinical studies, or as use of ABP-450 becomes more widespread if it receives regulatory approval, that illnesses, injuries, discomforts and other adverse events that were not observed in earlier studies conducted by us, or, in the case of ABP-450, by others using the same botulinum toxin, as well as conditions that did not occur or went undetected in previous studies, will be reported by subjects or patients. Many times, side effects are only detectable after investigational products are tested in large-scale pivotal studies or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that ABP-450 has side effects or causes serious or life-threatening side effects, the development of ABP-450 may fail or be delayed. Additionally, there is the risk that as botulinum toxins other than ABP-450 are approved for and studied in connection with a broader range of diseases and conditions and across a more diverse population, additional safety signals and other adverse events may be identified. All botulinum toxin products are required to include a class labeling that contains a boxed warning related to safety and we could be required to include additional warnings on our product labeling, if approved.

Additionally, if ABP-450 or any other product candidate receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a REMS to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We may also be required to engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop. Other potentially significant negative consequences associated with adverse events include:

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

We announced a strategic pivot to pursue regulatory approval for ABP-450 utilizing a 351(k) biosimilar pathway. Obtaining regulatory approvals under this novel approach may prove difficult, or even impossible, for a variety of reasons.

On July 9, 2024, we announced a strategic reprioritization to pursue submission of a Section 351(k) BLA for ABP-450, using AbbVie Inc.’s product Botox® as a proposed reference product, for which we would seek approval for all of the indications for which Botox® is approved, other than the cosmetic uses. To obtain regulatory approval for the commercial sale of ABP-450 as biosimilar product, we will be required to demonstrate to the satisfaction of the FDA, among other things, that ABP-450 is highly similar to a biological reference product already licensed by the FDA pursuant to an approved BLA, notwithstanding minor differences in clinically inactive components, and that it has no clinically meaningful differences as compared to the reference product in terms of the safety, purity and potency of the product.

The potential to leverage the biosimilar pathway for a neurotoxin is untested, as no biosimilar has been approved utilizing Botox® as the reference product. Among other things, Section 351(k) BLAs must include an assessment of toxicity and a clinical study or studies sufficient to demonstrate safety, purity, and potency in one or more appropriate conditions of use for which the reference product is licensed and for which licensure is sought for the proposed biological product. The amount of toxin in a single vial of Botox® is miniscule and comparing toxicity vial-to-vial, which could be required by the FDA, may prove prohibitively difficult.

We plan to pursue the biosimilar pathway for ABP-450 because this pathway offers the potential to obtain FDA approvals for all FDA-approved indications for the reference product. If we are successful in demonstrating the biosimilarity of ABP-450 to Botox® and obtain regulatory approval with respect to one indication, we believe the FDA could also approve ABP-450 for one or more indications currently listed on Botox®’s FDA-approved labeling without our having to conduct additional clinical trials for ABP-450, provided that the FDA determines that ABP-450 relies on a similar mechanism of action to Botox® with respect to each such indication. However, even if we are able to demonstrate that ABP-450 is biosimilar to Botox® with respect to one indication, the FDA may nevertheless determine that certain of Botox® existing approved indications do not rely on a clearly established similar mechanism of action, which would limit our ability to seek approvals for ABP-450 without conducting additional trials. For example, pending FDA feedback, we plan to conduct a single pivotal clinical study in patients with cervical dystonia. And the FDA could determine that a clinical study in cervical dystonia, a muscular disorder, even if successful, will not support a Section 350(k) BLA seeking approval for ABP-450 as a biosimilar in patients with migraine, a neurological disorder, or any of the other therapeutic (non-cosmetic) indications for which Botox® is currently approved. Moreover, negative or ambiguous results from clinical trials of ABP-450 in certain patient populations, including the results from our Phase 2 trials, could adversely affect our ability to pursue certain indications in any Section 351(k) BLA. In addition, pursuant to our agreement with Daewoong, we do not have the rights to develop and commercialize ABP-450 for any of the cosmetic indications for which Botox® has been approved, which further limits the market potential for ABP-450, even if we are successful in pursuing a biosimilar pathway.

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

Due to our limited resources and access to capital, we must prioritize the regulatory approval for ABP-450 utilizing a 351(k) biosimilar pathway and evaluate the development of certain therapeutic uses of ABP-450; these decisions may prove to be wrong and may adversely affect our business.

While we have shifted our focus to the development and potential commercialization of ABP-450 as a biosimilar to Botox®, a key element of our future strategy is to identify additional conditions for which ABP-450 may warrant further development. However, there can be no assurances that we will be successful in identifying such conditions, such as gastroparesis and PTSD. Even if we are successful in identifying conditions that could potentially be treated with ABP-450, we may experience difficulties in identifying a proper treatment regimen, or we may fail to successfully develop ABP-450 or secure regulatory approval for such conditions.

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

For any regulatory approvals that we may receive for our ABP-450, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCPs for any clinical trials. In addition, manufacturers of biological products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs and other applicable regulations and standards. In addition, any regulatory approvals we may receive will require the submission of periodic reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product. Such approvals may also contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a Risk Evaluation Mitigation Strategy as a condition of approval of our product candidates, which could include requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

In addition, given the similarity of ABP-450 to Jeuveau®, any adverse developments with respect to Jeuveau®, including adverse events or changes in regulatory status, may also directly impact the development, commercialization or regulation of ABP-450, if approved.

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

Recently, CMS has commenced the third cycle of the Medicare Drug Price Negotiation Program established under the IRA, which is associated with the IPAY 2028 and, for the first time, may include drugs payable under Medicare Part B in addition to drugs covered under Medicare Part D. On January 27, 2026, CMS published the list of 15 selected drugs for IPAY 2028, which includes Botox®. CMS has stated that negotiations with participating manufacturers for this third cycle will occur during 2026 and that any negotiated MFPs will be effective beginning January 1, 2028, and CMS has issued program guidance describing the timing and milestones for the negotiation process, including the exchange of manufacturer-specific data, CMS offers and counteroffers, and publication of negotiated prices. Selection of Botox® for IPAY 2028 and any resulting MFP may affect reimbursement, utilization, contracting, pricing and access dynamics for botulinum toxin therapies, including therapies administered in physician offices and reimbursed under Medicare Part B, and could impact the size, attractiveness, and economics of the therapeutic Botox® market and related competitive markets, which could affect the pricing we may receive if approved. CMS’ Negotiation Program guidance indicates that, if CMS later determines that the statutory criteria for bona fide generic or biosimilar competition are met for a selected drug, the drug may be removed from the selected drug list and the MFP may cease to apply in subsequent years, subject to timing mechanics in CMS guidance.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 has, among other things, led to aggregate reductions of Medicare payments to providers, which, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on drug manufacturers’ Medicaid drug rebate liability, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price. These laws and any laws enacted in the future may result in additional reductions in Medicare and other health care funding, which could have a material adverse effect on our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D continue to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program. The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. The full impact of the IRA on the pharmaceutical industry cannot yet be fully determined but is likely to be significant.

Under the Medicare Drug Price Negotiation Program established under the IRA, CMS published the negotiated prices for the initial ten drugs covered under Part D, which went into effect in January 2026, and for the subsequent 15 drugs, which will first be effective in 2027. CMS has also commenced the third cycle of the Medicare Drug Price Negotiation Program, which is associated with the IPAY 2028 and, for the first time, may include drugs payable under Medicare Part B in addition to drugs covered under Medicare Part D. On January 27, 2026, CMS published the list of 15 selected drugs for IPAY 2028, which includes Botox®. CMS has stated that negotiations with participating manufacturers for this third cycle will occur during 2026 and that any negotiated MFPs will be effective beginning January 1, 2028, and CMS has issued program guidance describing the timing and milestones for the negotiation process, including the exchange of manufacturer-specific data, CMS offers and counteroffers, and publication of negotiated prices. Selection of Botox® for IPAY 2028 and any resulting MFP may affect reimbursement, utilization, contracting, pricing and access dynamics for botulinum toxin therapies, including therapies administered in physician offices and reimbursed under Medicare Part B, and could impact the size, attractiveness, and economics of the therapeutic Botox® market and related competitive markets.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

In 2026, the U.S. government also launched TrumpRx, a federal initiative to enable patients to gain access to certain prescription drugs at reduced costs based on pricing available in other countries (i.e., most-favored-nation pricing). In addition, the Trump administration is pursuing a two-fold strategy to reduce drug costs in the United States. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for ABP-450, if approved, or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards with the goal of imposing price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing.

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

Our primary competitors for ABP-450 in the injectable botulinum toxin pharmaceutical market for therapeutic use are:

●	Botox®, which is marketed by AbbVie, and since its original approval by the FDA in 1989 has been approved for multiple therapeutic indications, including migraine, cervical dystonia, upper and lower limb spasticity, strabismus, blepharospasm, overactive bladder, axillary hyperhidrosis, neurogenic detrusor overactivity and overactive bladder, and which is currently studying its botulinum toxin for therapeutic indications of episodic migraine, essential tremor and interstitial cystitis/bladder pain syndrome;
●	Dysport®, which is marketed by Ipsen Ltd. As an injectable botulinum toxin for the therapeutic indications of cervical dystonia and upper and lower limb spasticity, and which is currently studying its botulinum toxin for therapeutic indications of neurogenic detrusor overactivity and migraine (episodic and chronic);
●	Xeomin®, which is marketed by Merz Pharmaceuticals, LLC as an injectable botulinum toxin for the therapeutic indications of cervical dystonia, blepharospasm, chronic sialorrhea and upper limb spasticity; and
●	Revance Therapeutics, Inc., or Revance, which is currently studying, preparing BLA submissions for and/or has received approval for, its injectable botulinum toxin, daxibotulinumtoxinA, for the therapeutic indications of cervical dystonia and adult upper limb spasticity, and which has also entered into a collaboration and license agreement with Viatris Inc. to develop and commercialize a biosimilar to Botox®.

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

As of December 31, 2025, we had eight employees. If ABP-450 receives regulatory approval, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, development, regulatory affairs, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to operate as a public company. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. In addition, we must effectively integrate, develop and motivate a growing number of new employees, and maintain the beneficial aspects of our corporate culture. The expansion of our operations may lead to significant costs and may divert our management and business development resources. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any inability to manage growth could delay the execution of our development and strategic objectives or disrupt our operations.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management. We believe that our future success is highly dependent upon the contributions of our senior management, particularly Robert Bancroft, our Chief Executive Officer, as well as other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical studies or the commercialization of ABP-450 or any future products we develop.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by one or more 5% shareholders over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes, such as research tax credits, to offset its post- change taxable income or income tax liabilities, as applicable, may be limited. As of December 31, 2025 and 2024, the Company had federal net operating loss (“NOL”) carryforwards of $140.5 million and $112.1 million, respectively, which will begin to expire in 2036. The Company had state NOLs of $141.1 million and $140.5 million as of December 31, 2025 and 2024, respectively, which will begin to expire in 2034. As of December 31, 2025 and 2024, the Company has federal R&D credit carryforwards of $7.1 million and $6.9 million, respectively, which will begin to expire in 2039. As of December 31, 2025 and 2024, the Company also has California R&D credit carryforwards of $5.2 million and $5.0 million, respectively, which have an indefinite carryforward period. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Similar rules may apply under state tax laws. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The initial term of the Daewoong Agreement will expire on the later of December 20, 2029 or the fifth anniversary of our receipt of approval from the relevant governmental authority necessary to market and sell ABP-450 in any of the aforementioned territories. The Daewoong Agreement will renew for unlimited additional three-year terms after the expiration of the initial term. We or Daewoong may terminate the Daewoong Agreement if the other party breaches any of its duties or obligations and such breach continues without cure for ninety days, or thirty days in the case of a payment default, or, if such breach is not capable of being cured, immediately by delivery of written notice. The Daewoong Agreement will terminate without notice upon our bankruptcy or insolvency or if we assign our business or the Daewoong Agreement in whole or in part for the benefit of creditors. On March 19, 2024, we entered into a Fourth Amendment to the Daewoong Agreement (the “Daewoong Agreement Amendment”) with Daewoong, which amends the Daewoong Agreement to provide that Daewoong may terminate the Daewoong Agreement if, over any six- month period, (a) we cease to commercialize ABP-450 in each of the territories specified in the License Agreement (as defined below) and (b) we cease to advance any clinical studies of ABP-450 in any such territories. The Daewoong Agreement Amendment also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00 (the “Termination Purchase Right”). The Termination Purchase Right will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon an Automatic Conversion or Optional Conversion of the New Convertible Notes (as defined in the New Convertible Notes).

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

Additionally, in January 2019, Allergan and Medytox filed a complaint against Daewoong and Evolus with the United States International Trade Commission, or the United States ITC, alleging that the BTX strain used in Evolus’ Jeuveau® product is manufactured based on misappropriated trade secrets of Medytox and therefore its importation is an unfair act. The Administrative Law Judge issued a final determination in December 2020. The final determination concluded that a violation of Section 337 of the Tariff Act of 1930 had occurred, and the United States ITC issued a limited exclusion order forbidding entry of Jeuveau® into the United States for 21 months and a cease and desist order prohibiting Daewoong and Evolus from engaging in the importations, sale for importation, marketing, distribution, offering for sale, the sale after the importation of, or other transfers of Jeuveau® within the United States for 21 months. The 21-month ban was stayed as a result of a settlement agreement between Evolus and Medytox in February 2021.

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

Economic and health conditions in the United States and across most of the globe continue to change rapidly and may materially affect us economically. While the potential economic impact brought by, and the duration of, public health outbreaks may be difficult to assess or predict, a continuing widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from a future public health outbreak could materially affect our business and the value of our common stock. The ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material adverse effect on our business, results of operations and financial condition.

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

Under the Daewoong Agreement, we license the trademark for Nabota® associated with ABP-450 from Daewoong; however, we may ultimately pursue alternative trademarks and branding for ABP-450. Our or Daewoong’s trade secrets and other confidential proprietary information and those of our future licensors could be disclosed or competitors could otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we or any of our current or future licensors may encounter significant problems in protecting and defending our or their intellectual property both in the United States and internationally. If we or any of our current or future licensors are unable to prevent material disclosure of the non-patented intellectual property related to ABP-450 to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could adversely affect our business.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund R&D activities, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial personnel changes, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Sales of a substantial number of our securities in the public market by our existing securityholders could cause the price of our common stock to fall.

Sales of a substantial number of our shares of common stock in the public market by our existing security holders, or the perception that those sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. The sale of all the securities, particularly at high volumes over a short period of time could result in a significant decline in the public trading price of our securities.

The resale, or expected or potential resale, of a substantial number of our shares of common stock in the public market could adversely affect the market price for our shares of common stock and make it more difficult for you to sell your shares of common stock at times and prices that you feel are appropriate.

Fluctuations in our stock price may yield material changes in the valuation of the underlying derivatives securities associated with our capital structure.

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

To date, our primary sources of capital have been placements of stock and debt financing agreements. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations. If we undertake discretionary financing by issuing equity securities, our stockholders may experience substantial dilution.

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

On February 3, 2025, the Company received a written notice of non-compliance from the NYSE American stating that the Company is not in compliance with continued listing standards of Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”). The Company has been provided with a compliance period of 18 months to regain compliance. To regain compliance, the Company submitted a plan by March 5, 2025, advising of actions taken or will be taken to regain compliance with the continued listings standards of the Company Guide by August 3, 2026 (the “Plan”). The Plan was approved and subject to periodic reviews by the NYSE American to monitor compliance with the Plan. If the Company does not submit a plan or if the Plan is not accepted, or if the Plan is accepted but the Company is not in compliance with the Minimum Requirement by August 3, 2026, or if the Company does not make progress consistent with the Plan, then the NYSE American will initiate delisting proceedings as appropriate.

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

We expect to have sufficient cash to fund our operating plan into the third quarter of 2026. However, we have based these estimates on numerous assumptions that may prove to be wrong, and we could spend our available capital resources much faster than we currently expect or require more capital to fund our operations than we currently expect. Significant additional capital will be needed in the future to continue our planned operations, including further development of our product candidate ABP-450, preparing INDs or equivalent filings, conducting preclinical studies and clinical trials, commercialization efforts, expanded R&D activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner as determined from time to time. If we sell common stock, convertible securities or other equity securities, existing investors may be materially diluted by subsequent sales. New investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to the 2023 Incentive Award Plan, or “the 2023 Plan”, as may be amended from time to time, our board of directors (the “Board”) or our compensation committee (the “Compensation Committee”) is authorized to grant equity-based awards to our employees, directors and consultants. The aggregate number of shares of our common stock that may be issued pursuant to stock awards under the 2023 Plan is 17,846,923 shares. Additionally, the number of shares of our common stock reserved for issuance under the 2023 Plan will automatically increase on January 1 of each year, beginning in 2027 and ending in 2033, by an amount equal to the lesser of 5% of the number of fully-diluted number of shares outstanding (as calculated pursuant to the terms of the 2023 Plan) on the final day of the immediately preceding calendar year or such lesser number of shares as is determined by our Board.

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

Our outstanding warrants may never be in the money and they may expire worthless

We may receive up to an aggregate of approximately $75.4 million from the cash exercise of our outstanding warrants. The exercise price of the warrants ranges from $2.00 to $828.00 per warrant, and the reported sales price of our common stock on March 17, 2026 was $1.16. The likelihood that holders of warrant holders will exercise their warrants, and therefore any amount of cash proceeds that we may receive, is dependent upon the trading price of our common stock. If the trading price for our common stock does not maintain a price above the exercise price per share, then we do not expect holders to exercise their warrants for cash. If allowed by the warrant agreement, any exercise of warrants on a cashless basis would not result in proceeds to us from such exercise, even if the warrants are in-the-money. We expect to use the net proceeds from the exercise of such securities, if any, for general corporate purposes, which may include acquisitions or other strategic investments. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of the warrants when planning for our operational funding needs.

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

Item 2. Properties

Our principal executive office is located at 5 Park Plaza, Suite 1750, Irvine, California 92614. In September 2021, we entered into a lease agreement for 8,000 square feet of office space located at this facility, with a lease term of 36 months beginning in December 2021 and ending in December 2024. In March 2024, we entered into an amendment to extend the lease to an additional five years. We may look for alternate space for our operations, and we believe that suitable alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

On September 18, 2023, Odeon filed a lawsuit against us in the Supreme Court of the State of New York, alleging that we failed to pay Odeon’s deferred underwriting fee of $1.25 million, and seeking monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts, totaling approximately $1.7 million, which was recorded in other accrued expenses on the consolidated balance sheets as of December 31, 2024. On October 31, 2025, the Company entered into a settlement agreement with Odeon to settle the lawsuit in exchange for $1.0 million in cash, 267,455 shares of common stock and 125,000 warrants with exercise price of $2.00 and a three-year term. The Company recorded a gain on settlement of $0.4 million to selling, general and administrative expenses on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2025.

On November 20, 2025, Aegis filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to honor the ROFR in Aegis’s favor when AEON raised capital through a self-directed PIPE. In the complaint,

Aegis claimed that AEON misappropriated $1.59 million by not engaging Aegis as its underwriter or bookrunner in the PIPE and seeks punitive damages and attorneys' fees. Aegis was unsuccessful in its attempts to obtain both a temporary restraining order and permanent injunction. AEON filed a motion to dismiss in January 2026, relying upon New York precedent that indicates ROFRs are not operative when a company does not engage any banking partner. Oral argument with respect to the motion to dismiss is scheduled for April 2026.

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

Holders

As of March 23, 2026, there were approximately 464 holders of record of our common stock. These numbers do not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal year ended December 31, 2025, the Company did not make any unregistered issuances or sales of equity securities that were not reported in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements and the related notes and other financial information included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the sections of this Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”, actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references to “we”, “us”, “our” and “the Company” refer to the business and operations of AEON Biopharma, Inc. and its consolidated subsidiaries prior to the Merger (“Old AEON”) and to AEON Biopharma, Inc. (“AEON”) following the consummation of the Merger.

Overview

We are a biopharmaceutical company focused on developing ABP-450 as a biosimilar to Botox® (onabotulinumtoxinA) for therapeutic indications. Our strategy is to pursue regulatory approval in the United States through Section 351(k). We hold exclusive development and commercialization rights for ABP-450 in therapeutic indications across the United States, Canada, the European Union, the United Kingdom, and certain other international territories.

Building on this strategy, we are advancing ABP-450 through the 351(k) biosimilar pathway toward a potential Biologics License Application in the United States, targeting the therapeutic botulinum toxin market, which we estimate to be approximately $3.3 billion in 2025, and is projected to grow at an annual growth rate of approximately 8%. This large and continually growing market has historically been dominated by a single branded product. ABP-450 is the same botulinum toxin complex that is currently approved as a biosimilar in Mexico, India and Philippines and, in the U.S., is approved to provide temporary improvement in the appearance of moderate to severe glabellar lines for certain adult patients and marketed by Evolus, Inc. under the name Jeuveau® in the U.S. and Nuceiva® in Canada and the European Union. We have exclusive development and distribution rights for therapeutic uses of ABP-450 in the U.S., Canada, the European Union, the United Kingdom, and certain other international territories. We have established a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

ABP-450 is manufactured by Daewoong Pharmaceutical Co., Ltd. in a facility designed to be compliant with current Good Manufacturing Practice (“cGMP”) that has manufactured products approved by the U.S. Food and Drug Administration, Health Canada, and the European Commission. The same botulinum toxin complex is commercially available in multiple international markets and is approved in the United States for aesthetic use under the brand name Jeuveau®. Our development program is focused exclusively on therapeutic indications, where we believe the biosimilar pathway may enable efficient development and broad label access, subject to regulatory review.

We held an initial meeting with the FDA in the third quarter of 2024 during which we obtained feedback from the FDA on next steps to develop a Botox® biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a BPD Type 2a meeting with the FDA that was held on January 21, 2026. During the meeting, the FDA reviewed the Company’s proposed analytical similarity strategy under the 351(k) biosimilar pathway. The FDA acknowledged the scientific challenges associated with characterizing a 900 kDa botulinum neurotoxin complex, provided constructive feedback on our proposed development approach and analytical assessment plan, and noted that our analytical methodologies appeared reasonable to support advancement of the program toward a comprehensive analytical similarity package. We believe this feedback provides a clear framework for the remaining analytical components of its biosimilar development program and plans to complete the majority of its analytical comparability program in 2026. We are currently planning to request a BPD Type 2b meeting in 2026 to discuss the next phase of the development program to support approval of ABP-450 as a biosimilar to Botox® across all approved therapeutic indications.

The initial results from our analytical studies indicate a 100% amino acid sequence match confirmed between ABP-450 and Botox®, based on sequence coverage of 93% to 99% for the five proteins that comprise the 900kD botulinum toxin type A complex, using liquid chromatography/mass spectrometry (“LC/MS”) analysis of more than 3,400 amino acids across multiple lots of ABP-450 and Botox®, without any sequence deviations observed. Additionally, ABP-450 also demonstrated highly similar potency across two distinct assays (LD50 - in vivo biological activity and CBPA cell-based potency assay) to support clinical dose predictability, comparable vial to vial active ingredient composition using ELISA - further supporting dose similarity and reliability, and functional cleavage of SNAP-25, consistent with the mechanism of action. These results contribute to our assessment of analytical similarity by characterizing key structural attributes of ABP-450 relative to the reference product and are intended to reduce residual uncertainty and potentially limit the need for further clinical assessments. Additional analytical and functional studies are ongoing as part of our broader analytical similarity assessment.

Botulinum toxins represent a well-characterized class of biologic therapeutics with over 230 potential therapeutic uses documented in the published scientific literature and twelve FDA-approved indications in the United States. ABP-450 has been previously evaluated in multiple clinical and preclinical programs, including Phase 2 studies in cervical dystonia and migraine and preclinical work in gastroparesis and neuropsychiatric models. The Phase 2 cervical dystonia program met its primary and key secondary endpoints and, together with its open-label safety extension, provides human clinical data supporting the potential safety and efficacy of ABP-450. We are not currently pursuing additional 351(a) indication-specific development programs, but we retain related intellectual property and know-how that could support future collaborations or lifecycle opportunities.

We license ABP-450 from Daewoong, a South Korean pharmaceutical manufacturer, and have exclusive development and distribution rights for therapeutic indications in the U.S., Canada, the European Union, the United Kingdom, and certain other international territories. Daewoong licenses the same 900 kDa botulinum toxin to Evolus for cosmetic indications, which Evolus markets and sells under the name Jeuveau® in the United States and Nuceiva® in Canada and the European Union. Prior to licensing the botulinum toxin complex to Evolus, Daewoong conducted a broad preclinical development program for ABP-450 that was primarily focused on safety to support any clinical indication. Subsequently, Evolus completed a comprehensive clinical development program of the same botulinum toxin complex and has received approval from regulatory authorities in the United States, the European Union and Canada to market and sell Jeuveau® in the United States and Nuceiva® in Canada and the European Union for the temporary improvement in the appearance of moderate to severe glabellar, or frown, lines in adults. Over 2,100 adult subjects with moderate to severe glabellar lines at maximum frown participated in Evolus’ clinical development program, and each of Evolus’ Phase 3 clinical studies successfully met their respective primary safety and efficacy endpoints. While none of these preclinical or clinical programs specifically contemplated any therapeutic use of ABP-450, given that the FDA’s regulatory requirements are generally the same for the cosmetic or therapeutic use of a toxin, we believe that the positive data derived from these preclinical and clinical studies will support the clinical development and potential future safety labeling of ABP-450 for our 351(k) biosimilar program, across all labeled dose ranges.

We plan to pursue approval of ABP-450 by submitting a Section 351(k) BLA that exclusively contemplates therapeutic indications for ABP-450, which we believe could improve provider reimbursement for ABP-450, if approved. Existing botulinum toxins, including Botox®, are approved under a single BLA for both therapeutic and cosmetic indications. As a result, other botulinum toxins are required to include the sales prices of both therapeutic and cosmetic botulinum toxin sales when calculating the average selling price, or ASP, that is used to determine the reimbursement amount physicians receive for therapeutic usage. The inclusion of a lower cosmetic sales price in the calculation of ASP can cause physicians that inject for therapeutic applications to lose money when treating patients with existing botulinum toxins and also creates a deterrent to providing payors and/or providers with rebates or other financial incentives. If we are successful in obtaining approval of a Section 351(k) BLA for therapeutic indications of ABP-450, we believe the ASP for ABP-450 would be calculated using only therapeutic sales, which we believe would facilitate consistent and favorable product reimbursement to physicians when they choose to use ABP-450 for therapeutic treatments, as well as the ability to provide payors and/or providers with rebates and other financial incentives. This pricing model would be unique to us within the current therapeutic neurotoxin market, and we believe it would allow physicians to provide treatment with ABP-450 at a more competitive or the same net price as the market leader after rebates and discounts.

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

We have never been profitable from operations and, as of December 31, 2025, we had an accumulated deficit of $470.8 million. We have never generated revenue from ABP-450. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the third quarter of 2026, including funds of $4.2 million received from the Second Closing. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Executive Overview

On March 6, 2026, the Company’s board of directors (the “Board”) appointed John Bencich as the Company’s Chief Financial Officer, effective as of March 9, 2026 and principal financial officer, effective as of April 1, 2026. Mr. Bencich’s appointment is part of the Company’s strategic plan to strengthen its executive leadership team as it advances key regulatory and financing milestones.

Liquidity and Capital Resources and Going Concern

As disclosed further below in the section titled "Liquidity and Capital Resources", we have incurred operating losses and negative cash flows from operating activities since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2025, we had reported cash and cash equivalents of $3.0 million and an accumulated deficit of $470.8 million. As a result of these conditions, management has concluded that substantial doubt about our ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that the financial statements included in this Report are issued. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure sources of financing and ultimately attain profitable operations.

Notice of Noncompliance

On February 3, 2025, the Company received a written notice of non-compliance (the “Notice”) from the NYSE American stating that the Company is not in compliance with continued listing standards of Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”), which requires stockholders’ equity of $2.0 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years (the “Minimum Requirement”), as defined in Section 1003(a)(i) of the Company Guide. Pursuant to the Notice, the Company reported a stockholders’ deficit of $32.1 million at September 30, 2024 and losses in the two most recent fiscal years ended December 31, 2023 based on the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission on May 14, 2024, and the Company is not currently eligible for any exemption from the stockholders’ equity requirement in Section 1003(a) of the Company Guide, and as such, the NYSE American deems the Company below compliance with the Minimum Requirement.

The Notice has no immediate effect on the listing of the Company’s listing on the NYSE American. The Company has been provided with a compliance period of 18 months to regain compliance with the Minimum Requirement. The Company submitted a plan advising of actions taken or will be taken to regain compliance with the continued listings standards of the Company Guide by August 3, 2026 (the “Plan”). The Plan has been approved and is subject to periodic reviews by the NYSE American to monitor compliance with the Plan. If the Company does not make progress consistent with the Plan, or if the Company is not in compliance with the Minimum Requirement by August 3, 2026, then the NYSE American may initiate delisting proceedings as appropriate. The Company intends to consider available options to resolve the non-compliance with the Minimum Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Requirement.

Public Offering

On January 6, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (“Aegis” or the “Underwriter”) pursuant to which the Company agreed to sell and issue, in an underwritten public offering (the “Offering”) 555,571 Common Units, each consisting of (i) one (1) share of common stock, (ii) one (1) Series A Registered common warrant to purchase one (1) share of common stock per warrant at an exercise price of $45.00 (the “Series A Warrants”) and (iii) one (1) Series B Registered common warrant to purchase one (1) share of common stock per warrant at an exercise price of $45.00 (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”). Additionally, the Company granted Aegis a 45-day option to purchase additional shares of common stock and/or Warrants of (i) up to 15.0% of the number of shares of common stock sold in the offering, (ii) up to 15.0% of the number of Series A Warrants sold in the offering and (iii) up to 15.0% of the number of Series B Warrants sold in the offering. The purchase price per additional share of common stock was equal to the public offering price of one Common Unit (less $0.01 allocated to each full Warrant), less the underwriting discount. The purchase price per additional

Warrant is $0.01. On January 7, 2025, Aegis exercised its over-allotment option with respect to 83,334 Series A Warrants and 83,334 Series B Warrants.

 The closing of the Offering occurred on January 7, 2025. The Company received net proceeds of approximately $18.3 million from the Offering, after deducting the offering expenses payable by the Company, including the Underwriter’s fees and expenses. The Company intends to use the net proceeds from the Offering for general corporate purposes, including working capital. As of March 23, 2026, approximately 98.3% of the Series B Warrants, which can be exercised on a cashless three-shares-per-warrant basis, have been exercised.

Private Placement Financing

On November 12, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) whereby the Company agreed to issue and sell to the Investors in a private placement (the “PIPE Financing”): (i) shares (the “PIPE Shares”) of its common stock, par value $0.0001 per share, (ii) pre-funded warrants (the “PIPE Pre-Funded Warrants”) to purchase shares of common stock, (iii) warrants (the “PIPE Warrants”) to purchase shares of common stock, and (iv) True-Up Warrants (as defined below) to purchase shares of common stock. The purchase price paid by the Investors was $0.9116 per Share (or $0.9115 per pre-funded warrant in lieu of shares), the closing price of the Company’s stock on November 12, 2025.

The first closing of the PIPE Financing occurred on November 18, 2025 (the “First Closing”). At the First Closing, we issued 1,964,905 PIPE Pre-Funded Warrants, and received gross proceeds of $1.8 million. Following the approval of the PIPE Financing at the special shareholder meeting on January 21, 2026, and the consummation of the Exchange, the second closing of the PIPE Financing occurred on January 27, 2026 (the “Second Closing”). Upon the Second Closing and the consummation of the Exchange, the Company issued to each Investor pursuant to the Securities Purchase Agreement, a warrant (the “True-Up Warrant)” to purchase the number of shares of common stock necessary for the Investor’s Post-Exchange Investment Percentage (as defined in the Securities Purchase Agreement) following the issuance of the Exchange Shares (as defined below) to be equal to the Investor’s Pre-Exchange Investment Percentage (as defined in the Securities Purchase Agreement) (rounded down to the nearest whole share of common stock), provided, however, that in no event shall the number of shares of common stock issuable under an Investor’s True-Up Warrant exceed the total number of PIPE Shares or PIPE Pre-Funded Warrant Shares issued or issuable to an Investor pursuant to the Securities Purchase Agreement. At the Second Closing, we issued 4,616,924 PIPE Pre-Funded Warrants, 6,581,829 PIPE Warrants and 6,581,829 True-Up Warrants to the Investors, and the Company received gross proceeds of $4.2 million. The Company intends to use the net proceeds from the PIPE Financing for general corporate purposes, including working capital.

Subject to the terms and conditions therein, the Securities Purchase Agreement also granted to the Investors, until such time as the earlier of (i) the date that no PIPE Warrants remain outstanding and (ii) the 18-month anniversary of the Second Closing, a right to participate in any financing not registered under the Securities Act and involving the issuance by the Company of common stock or common stock equivalents for cash.

Terms of the PIPE Pre-Funded Warrants, PIPE Warrants and True-Up Warrants

The PIPE Pre-Funded Warrants were offered in lieu of shares of common stock and each PIPE Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The PIPE Pre-Funded Warrants are immediately exercisable after issuance and may be exercised at any time until all of the PIPE Pre-Funded Warrants are exercised in full.

Each PIPE Warrant is exercisable for the number of PIPE Shares or PIPE Pre-Funded Warrants purchased by each Investor under the Securities Purchase Agreement (but excluding any shares issuable upon the exercise of the True-Up Warrants), at an exercise price of $1.09392 per share and may only be exercised for cash. The PIPE Warrants are immediately exercisable after issuance and may be able to be exercised at any time until the five-year anniversary of the Second Closing.

Each True-Up Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The True-Up Warrants are immediately exercisable after issuance and may be able to be exercised at any time until all of the True-Up Warrants are exercised in full.

The exercise prices and the number of shares issuable upon exercise of the PIPE Pre-Funded Warrants, PIPE Warrants and True-Up Warrants are subject to customary adjustments in the case of stock dividends, stock splits, pro rata distributions, and similar events in respect of the common stock. In addition, the number of shares of the common stock underlying, and the exercise price of, the PIPE Warrants is subject to full ratchet antidilution protection and standard adjustments in the event of a share split, reverse share split, share dividend, share combination recapitalization or other similar transaction involving the common stock; provided, however, that in no event will the exercise price of the PIPE Warrants equal less than $0.30387 per share of common stock.

Convertible Note Subscription

In March 2024, we entered into a subscription agreement with Daewoong (the “Subscription Agreement”) relating to our sale and issuance of the convertible notes in the principal amount of up to $15.0 million, which are convertible into shares of common stock, subject to certain conditions and limitations set forth in each Convertible Note. Each Convertible Note contains customary events of default, accrues interest at an annual rate of 15.79% and has a maturity date that is three years from the funding date (the “Existing Maturity Date”), unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. Pursuant to the terms of the Subscription Agreement, we issued and sold to Daewoong convertible notes in the principal amount of $5.0 million and $10.0 million in March 2024 and April 2024, respectively (the “Existing Notes”).

On November 12, 2025, we entered into a binding term sheet (the “Term Sheet”) with Daewoong relating to the exchange (the “Exchange”) of the Existing Notes. On December 15, 2025, we entered into an Exchange Agreement (the “Exchange Agreement”) with Daewoong consistent with the terms of the Term Sheet pursuant to which the Existing Notes held by Daewoong were exchanged for (i) newly issued shares of common stock of the Company equal to (x) the principal and accrued interest of the Existing Notes as of the closing of the Exchange less (y) the principal amount of the New Convertible Note (as defined below), divided by $1.00, and then multiplied by 1.3 (and rounded down to the nearest whole share of common stock) and/or pre-funded warrants to purchase shares of common stock (the “Daewoong Pre-Funded Warrants”) in lieu of any shares of common stock that would result in Daewoong’s beneficial ownership of common stock exceeding 49.99% (the “Exchange Shares”), (ii) a new senior secured convertible note for $1.5 million (the “New Convertible Note”), and (iii) warrants to purchase up to 8 million shares of common stock at an exercise price of $1.09392 per share (the “Daewoong Warrant”).

The Daewoong Warrants, which are on the same terms as the Warrants issued in connection with the PIPE Financing, are exercisable at an exercise price of $1.09392 per share and may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be able to be exercised at any time until the five-year anniversary of the Second Closing. The Exchange Agreement provides that the Company nominate one designee of Daewoong to the Company’s board of directors to serve as a Class III director at the 2026 annual meeting of stockholders, of which the director designee is currently Seongsoo Park. Mr. Park currently serves on the Company’s board of directors and is scheduled for renomination at the 2026 annual meeting of stockholders. The Exchange was approved at the special meeting of shareholders on January 21, 2026.

Pursuant to the terms of the Exchange Agreement, for the full satisfaction of all obligations under the Existing Notes, the Company issued to Daewoong (i) 11,918,380 newly issued shares of common stock and 11,236,631 Daewoong Pre-Funded Warrants to purchase shares of common stock (the “Exchange Shares”), (ii) a new senior secured convertible note in a principal amount of $1.5 million (the “New Convertible Note”), and (iii) warrants to purchase up to 8 million shares of common stock at an exercise price of $1.09392 per share, which resulted in Daewoong becoming a related party. Prior to this transaction, Daewoong’s beneficial ownership was approximately 1%. Management continues to evaluate related-party transactions to ensure they are conducted in the best interests of the Company and on terms that management believes are reasonable and appropriate under the circumstances.

New Convertible Note

The New Convertible Note contain customary events of default, accrue interest at an annual rate of 15.79% payable in cash at maturity and has a maturity date of April 12, 2030 (the “Maturity Date”), unless earlier converted or redeemed in accordance with its terms prior to such date. The Company may not prepay the New Convertible Note or accrued interest prior to the New Maturity Date.

If, prior to the New Maturity Date, the Company consummates a bona-fide third-party financing after the issuance of the New Convertible Note in the form of common stock or any securities convertible into, or exchangeable or exercisable for, common stock (subject to certain exceptions as described in the New Convertible Note), in one or more transactions or a series of related and substantially similar and simultaneous transactions at the same purchase price from third parties unaffiliated with Daewoong and its affiliates, for aggregate gross cash proceeds to the Company of at least $30.0 million (a “Qualified Financing”), then, upon written notice thereof to Daewoong by the Company, on the closing date of such Qualified Financing, the New Convertible Note will automatically convert in whole, without any further action by Daewoong, into a number of shares of common stock or pre-funded warrants equal to: (i) one and three tenths (1.3) multiplied by (ii) the quotient of (a) the principal amount of the New Convertible Note and all accrued and unpaid interest to be converted divided by (b) the per share price of the common stock sold in the Qualified Financing.

If, prior to the New Maturity Date, the Company provides (i) written notice to Daewoong that it has publicly announced the submission of a Biologics License Application filing for ABP-450 as a biosimilar to Botox® (onabotulinumtoxinA) or (ii) a written notice that the Company has consummated a Change of Control (as defined in the New Convertible Note), Daewoong will have the right for thirty (30) days following receipt of either such notice, at Daewoong’s option (the “Optional Conversion”), to convert all (but not less than all) of the remaining outstanding portion of the New Convertible Note (subject to any limitations under the rules of NYSE American) into an amount of shares of common stock or pre-funded warrants equal to: (i) one and three tenths (1.3) multiplied by (ii) the quotient of (a) the principal amount of the New Convertible Note and all accrued and unpaid interest to be converted divided by (b) the volume-weighted average trading per share price of common stock over the five (5) trading days prior to the Company’s receipt of Daewoong’s written notice of exercise of the Optional Conversion.

The New Convertible Note included a covenant that restrict the Company’s and AEON Biopharma Sub Inc.’s (the “AEON Sub”) ability to issue debt securities senior or pari passu to such New Convertible Note without Daewoong’s prior written consent. The New Convertible Note also included a covenant that restricts the Company and AEON Sub’s ability to issue debt securities junior to such New Convertible Note except as expressly permitted under a security agreement to be entered into between the Company, AEON Sub and Daewoong in connection with Closing.

In connection with issuing the New Convertible Note, the Company and AEON Sub granted a first-priority security interest on substantially all of their respective assets, other than certain permitted liens described in the New Convertible Note. Upon the occurrence and continuation of an event of default, Daewoong will be entitled to, among other things, foreclose on the assets that are the subject of the security interest.

The Daewoong Pre-Funded Warrants and Daewoong Warrants

Under the Exchange Agreement and the New Convertible Note, Daewoong Pre-Funded Warrants may be issued in lieu of shares of common stock and each Daewoong Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The Daewoong Pre-Funded Warrants are immediately exercisable after issuance and may be exercised at any time until all of the Daewoong Pre-Funded Warrants are exercised in full.

The Daewoong Warrants are substantially identical to the warrants to purchase common stock to be issued pursuant to the PIPE Financing, which are exercisable at an exercise price of $1.09392 per share and may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be exercisable at any time until the five-year anniversary of issuance.

The exercise prices and the number of shares issuable upon exercise of the Daewoong Pre-Funded Warrants and the Daewoong Warrants are subject to customary adjustments in the case of stock dividends, stock splits, pro rata distributions, and similar events in respect of the common stock. In addition, the number of shares of the common stock underlying, and the exercise price of, the Daewoong Warrants are subject to full ratchet antidilution protection and standard adjustments in the event of a share split, reverse share split, share dividend, share combination recapitalization or other similar transaction involving the common stock.

Amendment to License Agreement

In connection with the Exchange, on January 21, 2026, the Company entered into a Fifth Amendment to the License and Supply Agreement (the “License Agreement Amendment”) with Daewoong, which amends the License and Supply Agreement, by and between the Company and Daewoong, dated December 20, 2019, as amended on July 29, 2022, January 8, 2023, April 24, 2023 and March 19, 2024. Pursuant to the terms of the License Agreement Amendment, the definition of “Notes” reflects the Exchange and the Termination Purchase Right (as defined in the License Agreement Amendment) will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon conversion of the New Convertible Note. The License Agreement, as amended from time to time, also provides that the License Agreement will terminate if, over any six-month period, (a) we cease to commercialize ABP-450 in certain territories specified in the License Agreement and (b) we cease to advance any clinical studies of ABP-450 in such territories. Additionally, the License Agreement also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00 (the “Termination Purchase Right”).

ATM Offering of Common Stock

From January 1, 2026 through March 27, 2026, the Company issued 1,278,776 shares under the ATM for net proceeds of $1.7 million, approximately $47.9 million of common stock remained available to be sold under the ATM.

Reverse Stock Split

On February 24, 2025, following a special meeting of shareholders, the Board approved the filing of a Certificate of Amendment to the Certificate of Incorporation to effect a reverse stock split at a split ratio of 1-for-72 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 72 pre-split shares of common stock outstanding was automatically combined into one new share of common stock without any action on the part of the holders. The Reverse Stock Split affected all of the Company’s stockholders uniformly and did not affect any stockholder’s percentage ownership interests in the Company. No fractional shares were issued in connection with the Reverse Stock Split. In lieu of fractional shares, any person who would otherwise be entitled to a fractional share of common stock as a result of the reclassification and combination following the effective time of the Reverse Stock Split (after taking into account all fractional shares of common stock otherwise issuable to such holder) instead received a number of shares rounded up to the nearest whole share. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s outstanding equity awards and warrants, as well as the applicable exercise price, except in cases where the applicable agreement provides otherwise. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Components of Our Results of Operations

Revenue

We have generated no revenue from the sale of products and do not anticipate deriving any product revenue unless and until we receive regulatory approval for, and are able to successfully commercialize, ABP-450.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) expenses, consist primarily of compensation for personnel, including stock-based compensation, management, finance, legal, and regulatory functions. Other SG&A expenses include travel expenses, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. We anticipate that our SG&A expenses will increase in the future to support our continued R&D, activities. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of the NYSE American and the SEC, insurance, and investor relations costs. We expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If ABP-450 obtains United States regulatory approval for any indication, we expect that we would incur significantly increased expenses associated with building a sales and marketing team and funding commercial activities.

Research and Development Expenses

Our R&D expenses are primarily attributed to the development of ABP-450 as a biosimilar to the reference product under the 351(k) pathway. Due to the stage of our development and our ability to use resources across all of our programs, most of our R&D costs are not recorded on a program-specific basis. We expect our R&D expenses to continue to increase as we, subject to raising additional capital, develop and seek regulatory approval of ABP-450 as a biosimilar product in the United States through a Section 351(k) BLA, using AbbVie Inc.’s product Botox® as a proposed reference product for all of the indications for which Botox® is approved, other than the cosmetic uses for which we do not hold development or commercialization rights, which may include initiating a Phase 3 study of ABP-450 in cervical dystonia. R&D expenses associated with these activities may include third-party costs such as expenses incurred under agreements with CROs, the cost of consultants who assist with the development of ABP-450 on a program-specific basis, investigator grants, sponsored research, product costs in connection with acquiring ABP-450 from Daewoong and Botox® for use in conducting analytical, preclinical and clinical studies, and other third-party expenses attributable to the development of our product candidates.

R&D activities will be critical to achieving our business strategy. The biosimilar pathway will require greater costs in the beginning stages in order to procure the necessary toxin for the analytical studies. Any clinical studies, such as Phase 3 for cervical dystonia, will generally incur greater development costs than those programs incurred in the earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical studies. We expect our R&D expenses to be significant over the next years as we pursue the development of ABP-450 as a biosimilar and seek regulatory approval using Botox® as the reference product. As a result, we are unable to determine the duration and completion costs of our programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our priorities and available resources.

Change in Fair Value of Contingent Consideration

The Company determined that the contingent consideration would be classified as a liability on the Company’s consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the Company’s consolidated statements of operations and comprehensive (loss) income.

The Company recognized gains of $3.5 million and $100.8 million for the years ended December 31, 2025 and 2024, respectively, related to the change in the fair value of the contingent consideration related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares. The gains were primarily due to impact of stock price fluctuation from $38.88 as of December 31, 2024 to $1.10 as of December 31, 2025 and changes in the milestone probabilities in the second quarter of 2024 following the announcement of the Company’s topline Phase 2 migraine results, respectively.

Other Loss, Net

Other loss, net primarily consist of gains and losses resulting from the remeasurement of the fair value of our convertible notes and warrant liabilities, issuance of warrants, issuance of derivative liability and termination of forward purchase agreements, each described below.

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

Loss on issuance of warrants – The Company issued warrants in the first quarter of 2025 related to the Offering in that had grant date fair values of $94.0 million on January 7, 2025 and was recorded as a liability as of grant date. Proceeds were allocated to the warrant liabilities based on the fair value as of grant date of the warrants of $94.0 million. As the fair value of the warrants issued were greater than the proceeds received, the Company recognized a loss on issuance of warrants of $75.6 million.

Change in fair value of warrants – Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive (loss) income. The significant unobservable input assumptions that can significantly change the fair value included (i) stock price, (ii) risk-free rate, (iii) volatility and (iv) term of warrant.

Loss on derivative liability – In connection with the First Closing of the PIPE Financing occurring in the fourth quarter of 2025 and the Second Closing occurring in the first quarter of 2026, the Company determined that the PIPE Financing included derivative liabilities to issue a variable number of warrants at a future date, and as such, recorded derivative liability for the tranche right obligation, PIPE Warrants and True-up Warrants on the consolidated balance sheets as of December 31, 2025. For the First Closing, proceeds were allocated to the derivative liability based on the fair value as of grant date of $12.4 million. As the fair value of the derivatives issued are greater than the proceeds received, the Company recognized a loss on derivative liability issued of $10.6 million. Additionally, the subsequent changes in fair value of the derivative liability was a loss of $2.5 million and was recorded in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2025.

Loss on embedded forward purchase agreements – the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which were bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value. Subsequent changes in the bifurcated derivatives are recorded in the consolidated statements of operations and comprehensive (loss) income. Upon termination of the forward purchase agreements in the second quarter of fiscal 2024, the Company recorded a charge to the consolidated statement of operations and comprehensive (loss) income of $20.3 million to reverse the related subscription receivable and derivative liability on the accompanying consolidated balance sheet.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024
Operating expenses:
Selling, general and administrative	$12,208	$13,643
Research and development	4,094	14,181
Change in fair value of contingent consideration	(3,499)	(100,809)
Total operating costs and expenses	12,803	(72,985)
(Loss) income from operations	(12,803)	72,985
Other (loss) income:
Change in fair value of convertible notes	(22,911)	3,311
Change in fair value of warrants	84,934	(14,719)
Loss on issuance of warrants	(75,644)	—
Loss on embedded forward purchase agreements	—	(19,667)
Loss on derivative liability	(13,088)	—
Other income, net	290	95
Total other loss, net	(26,419)	(30,980)
(Loss) income before taxes	(39,222)	42,005
Income taxes	—	—
Net (loss) income	$(39,222)	$42,005
Basic net (loss) income per share	$(3.95)	$77.74
Diluted net (loss) income per share	(3.95)	72.93
Weighted average shares of common stock outstanding used to compute basic net (loss) income per share	9,921,587	540,360
Weighted average shares of common stock outstanding used to compute diluted net (loss) income per share	9,921,587	575,945

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $12.2 million for the year ended December 31, 2025, a decrease of $1.4 million, or 11%, compared to $13.6 million for the year ended December 31, 2024. The decrease in SG&A expenses was primarily attributable to a decrease in professional and legal fees including lack of registration statement filing, gain related to reversal of share-based compensation expense related to RSU with earnout criteria determined to be improbable in the third quarter of 2025, gain on the settlement with Odeon in the third quarter of 2025, and decrease in business insurance expenses; partially offset by increases in stock-based compensation primarily from cash-settled RSU’s issued in second quarter of 2025 and increases in payroll-related expenses including bonuses achieved in the current year compared to prior year.

Research and Development (R&D) Expenses

R&D expenses were $4.1 million for the year ended December 31, 2025, a decrease of $10.1 million, or 71%, compared to $14.2 million for the year ending December 31, 2024. The decrease was primarily attributable to decreases in R&D expenses to wind down of Phase 2 clinical trials related to chronic and episodic migraine and cervical dystonia, including settlement of outstanding liabilities with the Company’s clinical research organization; offset by increases in biosimilar R&D consulting and payroll-related expenses including bonuses achieved in the current year compared to prior year.

Change in Fair Value of Contingent Consideration

The Company recognized gains of $3.5 million and $100.8 million for years ended December 31, 2025 and 2024, respectively, related to the change in the fair value of the contingent consideration related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares. The gains were primarily due to impact of stock price fluctuation from $38.88 as of December 31, 2024 to $1.10 as of December 31, 2025 and changes in the milestone probabilities in the second quarter of 2024 following the announcement of the Company’s topline Phase 2 migraine results, respectively.

Other Loss, Net

Other loss, net primarily consist of gains and losses resulting from the remeasurement of the fair value of our convertible notes and warrant liabilities, issuance of warrants, issuance of derivative liability and termination of forward purchase agreements, each described below.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the consolidated statement of operations and comprehensive (loss) income. The Company recognized loss of $22.9 million and gain of $3.3 million for the years ended December 31, 2025 and 2024, respectively, primarily due to changes in conversion probabilities of the Daewoong convertible notes and changes in the Company’s stock price.

Loss on issuance of warrants – The Company issued warrants in the first quarter of 2025 related to the Offering in that had grant date fair values of $94.0 million on January 7, 2025 and was recorded as a liability as of grant date. Proceeds were allocated to the warrant liabilities based on the fair value as of grant date of the warrants of $94.0 million. As the fair value of the warrants issued were greater than the proceeds received, the Company recognized a loss on issuance of warrants of $75.6 million.

Change in fair value of warrants – Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive (loss) income. For the year ended December 31, 2025 the Company recognized gain of $84.9 million primarily related to change in fair value of the Series A and Series B warrants, compared to a loss of $14.7 million for the year ended December 31, 2024 related to warrants issued at the Closing, primarily due to decrease in stock price from $38.88 per share as of December 31, 2024 to $1.10 per share as of December 31, 2025.

Loss on derivative liability – In connection with the First Closing of the PIPE Financing occurring in the fourth quarter of 2025 and the Second Closing occurring in the first quarter of 2026, the Company determined that the PIPE Financing included derivative liabilities to issue a variable number of warrants at a future date, and as such, recorded derivative liability for the tranche right obligation, PIPE Warrants and True-up Warrants on the consolidated balance sheets as of December 31, 2025. For the First Closing, proceeds were allocated to the derivative liability based on the fair value as of grant date of $12.4 million. As the fair value of the derivatives issued are greater than the proceeds received, the Company recognized a loss on derivative liability issued of $10.6 million. Additionally, the subsequent changes in fair value of the derivative liability was a loss of $2.5 million and was recorded in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2025.

Loss on embedded forward purchase agreements – the Company has determined that each of its forward purchase agreements entered in connection with the Merger is a freestanding hybrid financial instrument comprising a subscription receivable and embedded features, which were bifurcated and accounted for separately as derivative instruments. The Company recorded the derivatives as liabilities and measured them at fair value. Subsequent changes in the bifurcated derivatives are recorded in the consolidated statements of operations and comprehensive (loss) income. Upon termination of the forward purchase agreements in the second quarter of fiscal 2024, the Company recorded a charge to the consolidated statement of operations and comprehensive (loss)

income of $20.3 million to reverse the related subscription receivable and derivative liability on the accompanying consolidated balance sheet.

Liquidity and Capital Resources

Our primary sources of capital have been debt financing and equity financing. We have experienced recurring losses from operations and have had a net capital deficiency and negative cash flows from operations since our inception. As of December 31, 2025, we had reported cash and cash equivalents of $3.0 million and an accumulated deficit of $470.8 million.

On January 6, 2025, we entered into the Underwriting Agreement with Aegis pursuant to which the Company agreed to sell and issue shares of common stock and certain Series A and Series B Warrants. The closing of the Offering occurred on January 7, 2025, and the Company received net proceeds of approximately $18.3 million from the Offering.

On November 12, 2025, we entered into the Securities Purchase Agreement with certain Investors whereby the Company issued and sold to the Investors certain PIPE Shares, PIPE Pre-Funded Warrants, PIPE Warrants and True-up Warrants for total gross proceeds of $6.0 million. The Company received gross proceeds of $1.8 million and $4.2 million upon the First Closing on November 18, 2025 and the Second Closing on January 27, 2026, respectively.

On November 12, 2025, we entered into the Term Sheet with Daewoong relating to the Exchange of the Subscription Agreement with Daewoong relating to the Existing Notes of $5.0 million and $10.0 million in principal with maturity dates of March 2027 and April 2027, respectively.

On December 15, 2025, we entered into the Exchange Agreement with Daewoong consistent with the terms of the Term Sheet pursuant to which the Existing Notes held by Daewoong would be exchanged for (i) newly issued shares of common stock of the Company equal to (x) the principal and accrued interest of the Existing Notes as of the closing of the Exchange less (y) the principal amount of the New Convertible Note, divided by $1.00, and then multiplied by 1.3 (and rounded down to the nearest whole share of common stock) and/or pre-funded warrants to purchase shares of common stock (the “Daewoong Pre-Funded Warrants”) in lieu of any shares of common stock that would result in Daewoong’s beneficial ownership of common stock exceeding 49.99% (the “Exchange Shares”), (ii) a new senior secured convertible note for $1.5 million (the “New Convertible Note”), and (iii) warrants to purchase up to 8 million shares of common stock at an exercise price of $1.09392 per share (the “Daewoong Warrant”). The Daewoong Warrants, which contain the same terms as the PIPE Warrants, are exercisable at an exercise price of $1.09392 per share and may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be able to be exercised at any time until the five-year anniversary of the Second Closing.

In connection with the Exchange, on January 21, 2026, the Company entered into a Fifth Amendment to the License Agreement Amendment with Daewoong, which amends the License and Supply Agreement, by and between the Company and Daewoong, dated December 20, 2019, as amended on July 29, 2022, January 8, 2023, April 24, 2023 and March 19, 2024. Pursuant to the terms of the License Agreement Amendment, the definition of “Notes” reflects the Exchange and the Termination Purchase Right (as defined in the License Agreement Amendment) will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon conversion of the New Convertible Note. The License Agreement, as amended from time to time, also provides that the License Agreement will terminate if, over any six-month period, (a) we cease to commercialize ABP-450 in certain territories specified in the License Agreement and (b) we cease to advance any clinical studies of ABP-450 in such territories. Additionally, the License Agreement also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00 (the “Termination Purchase Right”).

We are a biopharmaceutical company seeking accelerated and full-label U.S. market entry by developing our ABP-450 as a biosimilar through submission of a BLA under Section 351(k), using AbbVie Inc.’s product Botox® as a proposed reference product for all of the indications for which Botox® is approved, other than the cosmetic uses for which we do not hold development or commercialization rights. We held an initial meeting with the FDA in the third quarter of 2024 during which we obtained feedback from the FDA on next steps to develop a Botox® biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a BPD Type 2a meeting with the FDA that was held on January 21, 2026. During the meeting, the FDA reviewed the Company’s proposed analytical similarity strategy under the 351(k) biosimilar pathway. The FDA acknowledged the scientific challenges associated with characterizing a 900 kDa botulinum neurotoxin complex, provided constructive feedback on our proposed development approach and analytical assessment plan, and noted that our analytical methodologies appeared reasonable to support advancement of the program toward a comprehensive analytical similarity package. We believe this feedback provides a clear framework for the remaining analytical components of its biosimilar development program and plans to complete the majority of its analytical comparability program in 2026. We are currently planning to request a BPD Type 2b meeting in 2026 to discuss the next phase of the development program to support approval of ABP-450 as a biosimilar to Botox® across all approved therapeutic indications. However, the commencement of additional studies, preparation for the potential BPD meeting and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders.

As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the third quarter of 2026. We will actively attempt to secure additional capital to fund our operations. However, we cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all.

We have incurred operating losses and negative cash flows from operating activities since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. Our primary use of cash is to fund operating expenses, which consist of R&D expenditures, including development and execution of our analytical plan, possible clinical trials, as well as SG&A expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay or prepay these expenses. We expect to continue to incur substantial costs in order to conduct R&D activities necessary to develop and commercialize our product candidates. Until such time, if ever, as we can generate substantial product revenue from sales of ABP-450, we will need additional capital to undertake these activities and commercialization efforts, and, therefore, we intend to raise such capital through the issuance of additional equity, borrowings, and potentially strategic alliances with other companies. However, if such financing is not available at adequate levels or on acceptable terms, we could be required to reduce the scope of or eliminate some of our development programs or commercialization efforts, out-license intellectual property rights to our product candidates or sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations.

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

We may receive additional capital from the cash exercise of the Private Placement Warrants related to the Closing, Series A and Series B warrants, Odeon warrants, PIPE Warrants and Daewoong Warrants. However, the exercise price of such warrants range from $1.09 to $828.00 per warrant and the last reported sales price of our common stock on March 17, 2026 was $1.16. The likelihood that holders of the Private Placement Warrants related to the Closing, Series A and Series B warrants, Odeon warrants, PIPE Warrants and Daewoong Warrants will exercise their respective warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our common stock after effectiveness of the registration statement related thereto registering the issuance of common stock underlying such warrants. If the trading price for our common stock does not maintain a price above the exercise price per share, we do not expect holders to exercise their respective warrants for cash. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of such warrants when planning for our operational funding needs. Additionally, the Private Placement Warrants and Series B Warrants may be exercised on a cashless basis at any time and we will not receive any proceeds from such exercise, even if such warrants are in-the-money.

To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, royalty agreements, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product licenses on terms that may not be favorable to us. If these sources are insufficient to satisfy our liquidity requirements, we will seek to raise additional funds through future equity or debt financings. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. There can be no assurance that our efforts to procure additional financing will be successful or that, if they are successful, the terms and conditions of such financing will be favorable to us or our stockholders. If we are unable to raise additional financing when needed, we may be required to delay, reduce, or terminate the development, commercialization and marketing of our products and scale back our business and operations.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $17.3 million, consisting primarily of net loss of $39.2 million and non-cash charges of $28.9 million, consisting primarily of $75.6 million related to loss on issuance of warrants in the first quarter of 2025, $22.9 million related to the change in fair value of the convertible notes, $13.1 million related to loss on derivatives from the fourth quarter of 2025, $5.3 million non-cash expense related to stock-based compensation for our executives and directors, offset by $(84.9) million related to change in fair value of warrants, $(3.5) million related to change in fair value of contingent consideration; and a decrease in accounts payable of $5.0 million due to timing of payments and a decrease in accrued expenses and other liabilities of $2.2 million primarily due to settlement of the Odeon matter.

Net cash used in operating activities for the year ended December 31, 2024 was $20.3 million, consisting primarily of a net income of $42.0 million and non-cash charges of $(63.0) million, consisting primarily of $(100.8) million related to change in fair value of contingent consideration and $(3.3) million related to the change in fair value of the convertible notes, offset by $19.7 million related to loss on forward purchase agreement and derivative liabilities, $14.7 million related to change in fair value of warrants and $6.3 million non-cash expense related to stock-based compensation for our executives and directors; and an increase in accounts payable of $2.5 million and a decrease in accrued expenses and other liabilities of $1.4 million due to timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2025 and 2024 were a de minimus amount and zero, respectively, related to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $20.3 million, primarily related the Offering in first quarter of 2025 and First Closing related to the PIPE Financing in the fourth quarter of 2025.

Net cash provided by financing activities for the year ended December 31, 2024 was $15.1 million, primarily related to the issuance of convertible notes.

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

Derivative Liability

The Company accounts for its derivative liabilities as either equity-classified or liability-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company identified that the First Closing of the PIPE contained pre-funded warrants, a tranche right obligation and a true up warrant obligation, and the Second Closing contained pre-funded warrants, PIPE Warrants and True-Up Warrants.

The pre-funded warrants and true-up warrants were determined to be equity classified under ASC 815 upon their issuance. The PIPE Warrants and the tranche right obligation (which encompasses the obligation to issue pre-funded warrants, PIPE Warrants, and the True-Up Warrants as of the Second Closing) were determined to not be indexed to the Company’s own stock under ASC 815, and as such were classified as liabilities.

Accordingly, for the First Closing, the Company allocated the fair value of the PIPE to the tranche right obligation. As the fair value of the tranche right obligation is greater than the proceeds received, the Company recognized a loss on derivative liability issued of $10.6 million. For the Second Closing, the Company first allocated fair value to the PIPE Warrants, and any residual value was allocated between the pre-funded warrants and the true-up warrants based on relative fair value.

The PIPE Warrants were initially measured at fair value using a Black-Scholes calculation and recorded as a liability on the issuance date on the consolidated balance sheets, and remeasured at each reporting period with changes to fair value recorded to the consolidated statements of operations and comprehensive (loss) income. The valuation is subject to inputs and assumptions that have variability, including stock price, risk-free rate and volatility. As stock price, risk-free rate and/or volatility increases or decreases, this may result in an increase or decrease, respectively, in the liability. The Company recognized the pre-funded warrants and true-up warrants based on their relative fair values in additional paid-in capital on the issuance date, net of issuance costs.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and remeasured at each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive (loss) income. Prior to the public warrant redemptions, the Company utilized the publicly reported market price of the public warrants to value the warrant liabilities. After the redemption, the Company uses the Black-Scholes model to value all warrant liabilities. The valuation is subject to inputs and assumptions that have variability, including stock price, risk free rate and volatility. As the stock price, risk free rate and/or volatility increases or decreases, this may result in an increase or decrease, respectively, in the liabilities.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

AEON Biopharma, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AEON Biopharma, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 30, 2026

AEON BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$3,006	$13
Prepaid expenses and other current assets	392	1,577
Total current assets	3,398	1,590
Property and equipment, net	162	235
Operating lease right-of-use asset	1,052	1,288
Other assets	948	29
Total assets	$5,560	$3,142
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$942	$5,910
Accrued clinical trials expenses	1,426	3,571
Accrued compensation	2,872	1,068
Other accrued expenses	1,657	3,600
Total current liabilities	6,897	14,149
Convertible notes at fair value, including related party amount of $34,600 and $11,689, at December 31, 2025 and 2024, respectively	34,600	11,689
Operating lease liability	893	1,145
Derivative liability	14,879	—
Warrant liabilities	3,276	1,187
Contingent consideration liability	42	3,541
Total liabilities	60,587	31,711
Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Class A common stock, $0.0001 par value; 1,040,000,000 and 500,000,000 shares authorized at December 31, 2025 and 2024, and 12,105,902 and 555,511 shares issued and outstanding at December 31, 2025 and 2024, respectively	9	4
Additional paid-in capital	415,783	403,024
Accumulated deficit	(470,819)	(431,597)
Total stockholders' deficit	(55,027)	(28,569)
Total liabilities and stockholders' deficit	$5,560	$3,142

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Operating expenses:
Selling, general and administrative	$12,208	$13,643
Research and development	4,094	14,181
Change in fair value of contingent consideration	(3,499)	(100,809)
Total operating costs and expenses	12,803	(72,985)
(Loss) income from operations	(12,803)	72,985
Other (loss) income:
Change in fair value of convertible notes	(22,911)	3,311
Change in fair value of warrants	84,934	(14,719)
Loss on issuance of warrants	(75,644)	—
Loss on embedded forward purchase agreements	—	(19,667)
Loss on derivative liability	(13,088)	—
Other income, net	290	95
Total other loss, net	(26,419)	(30,980)
(Loss) income before taxes	(39,222)	42,005
Income taxes	—	—
Net (loss) income	$(39,222)	$42,005
Basic net (loss) income per share	$(3.95)	$77.74
Diluted net (loss) income per share	(3.95)	72.93
Weighted average shares of common stock outstanding used to compute basic net (loss) income per share	9,921,587	540,360
Weighted average shares of common stock outstanding used to compute diluted net (loss) income per share	9,921,587	575,945

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivables	Deficit	Deficit
Balance as of January 1, 2025	555,511	$4	$403,024	$—	$(431,597)	$(28,569)
Net loss	—	—	—	—	(39,222)	(39,222)
Issuance of shares and reclassification of liability related to cashless warrant exercises	11,064,517	5	7,039	—	—	7,044
Issuance of shares related to at-the-market offering, net	218,419	—	168	—	—	168
Issuance of common stock	267,455	—	235	—	—	235
Stock-based compensation expense	—	—	5,317	—	—	5,317
Balance as of December 31, 2025	12,105,902	$9	$415,783	$—	$(470,819)	$(55,027)

Balance as of January 1, 2024	516,404	$4	$381,264	$(60,710)	$(473,602)	$(153,044)
Net income	—	—	—	—	42,005	42,005
Termination of Forward Purchase Agreements	—	—	—	60,710	—	60,710
Issuance of shares and reclassification of liability related to cashless warrant exercises	27,310	—	14,979	—	—	14,979
Issuance of shares related to at-the-market offering, net	2,241	—	147	—	—	147
Issuance of common stock	5,556	—	384	—	—	384
Stock-based compensation expense	4,000	—	6,250	—	—	6,250
Balance as of December 31, 2024	555,511	$4	$403,024	$—	$(431,597)	$(28,569)

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(39,222)	$42,005
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	78	97
Stock-based compensation expense	5,317	6,250
Non-cash issuance of common stock	250	384
Loss on issuance of warrants	75,644	—
Change in fair value of convertible notes	22,911	(3,311)
Change in fair value of warrants	(84,934)	14,719
Change in fair value of embedded forward purchase agreements	—	19,667
Loss on derivative liability	13,088	—
Change in fair value of contingent consideration	(3,499)	(100,809)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,185	(513)
Accounts payable	(4,968)	2,522
Accrued expenses and other liabilities	(2,206)	(1,423)
Other assets and liabilities	(952)	120
Net cash used in operating activities	(17,308)	(20,292)
Cash flows from investing activities:
Purchases of property and equipment	(4)	—
Net cash used in investing activities	(4)	—
Cash flows from financing activities:
Proceeds from issuance of convertible notes	—	15,000
Proceeds from issuance of at-the-market shares, net	168	147
Proceeds from issuance of public offering shares, net	18,346	—
Proceeds from PIPE financing	1,791	—
Net cash provided by financing activities	20,305	15,147
Net increase (decrease) in cash	2,993	(5,145)
Cash and cash equivalent at beginning of period	13	5,158
Cash and cash equivalent at end of period	$3,006	$13
Supplemental disclosure of cash flow information:
Non-cash operating activities
Settlement of liability with common shares	$235	$—
Non-cash financing activities:
Cashless warrant exercises	$7,041	$—

See accompanying notes to the consolidated financial statements

AEON BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization

Description of Business

AEON Biopharma, Inc. is a biopharmaceutical company advancing its proprietary botulinum toxin complex, ABP-450 (prabotulinumtoxinA) injection (“ABP-450”) as a biosimilar to Botox® (onabotulinumtoxinA) to achieve accelerated and full-label United States (“U.S.”) market entry for debilitating medical conditions. The Company is headquartered in Irvine, California.

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

On July 21, 2023 (the “Closing Date”), the parties consummated the transactions contemplated by the BCA (collectively referred to as the “Merger” or “Business Combination”) in connection with the closing of the Merger (the “Closing”). On the Closing Date, Old AEON merged with Priveterra Merger Sub, Inc., with Old AEON surviving the merger as a wholly owned subsidiary of the Company; and the Company changed its name from “Priveterra Acquisition Corp.” to “AEON Biopharma, Inc.”; and Old AEON changed its name to AEON Biopharma Sub, Inc. The post-Merger Company is referred to herein as “AEON,” or the “Company.”

The Company’s Class A common stock is trading on NYSE American under the symbol “AEON.”

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of December 31, 2025, the Company reported cash and cash equivalents of $3.0 million and an accumulated deficit of $470.8 million. The Company expects to incur losses and use cash in its operations for the foreseeable future.

The Company is seeking accelerated and full-label U.S. market entry by developing its ABP-450 as a biosimilar through submission of a BLA under Section 351(k), using AbbVie Inc.’s product Botox® as a proposed reference product for all of the indications for which Botox® is approved, other than the cosmetic uses for which the Company does not hold development or commercialization rights. The Company held an initial meeting with the FDA in the third quarter of 2024 during which it aligned with the FDA on next steps to develop a Botox® biosimilar. The Company commenced analytical studies in the fourth quarter of 2024 to prepare for a BPD Type 2a meeting with the FDA that was held on January 21, 2026. During the meeting, the FDA reviewed the Company’s proposed analytical similarity strategy under the 351(k) biosimilar pathway, and acknowledged the scientific challenges associated with characterizing a 900 kDa botulinum neurotoxin complex, provided constructive feedback on the Company’s proposed development approach and analytical assessment plan, and noted that the analytical methodologies appeared reasonable to support advancement of the program toward a comprehensive analytical similarity package. The Company believes this feedback provides a clear framework for the remaining analytical components of its biosimilar development program and plans to complete the majority of its analytical comparability program in 2026. The Company is currently planning to request a BPD Type 2b meeting in 2026 to discuss the next phase of the development program to support approval of ABP-450 as a biosimilar to Botox® across all approved therapeutic indications.

On August 14, 2024, the Company entered into an “at-the-market” sales agreement with Leerink Partners LLC (“Leerink Partners”) relating to an at-the-market offering program (the “ATM”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock, registered pursuant to a shelf registration statement on Form S-3 that the Securities and Exchange Commission (the “SEC”) declared effective on August 21, 2024, having aggregate gross proceeds of up to $50.0 million through Leerink Partners as sales agent. As of December 31, 2025, the Company issued 218,419 shares under the ATM for net proceeds of $0.2 million and approximately $49.7 million of common stock remained available to be sold under the ATM. See Note 9 Common Stock for additional information.

On January 6, 2025, the Company entered into the Underwriting Agreement with Aegis pursuant to which the Company agreed to sell and issue shares of common stock and certain Series A and Series B Warrants. The closing of the Offering occurred on January 7, 2025, and the Company received net proceeds of approximately $18.3 million from the Offering. See Note 3 Public Offering for additional information.

On November 12, 2025, the Company entered into the Securities Purchase Agreement with certain investors whereby the Company issued and sold to the investors certain PIPE Shares, PIPE Pre-Funded Warrants, PIPE Warrants and True-up Warrants for total gross proceeds of $6.0 million. The Company received gross proceeds of $1.8 million and $4.2 million upon the First Closing on November 18, 2025 (the “First Closing”) and the Second Closing on January 27, 2026 (the “Second Closing”), respectively. See Note 4 Private Placement for additional information.

On November 12, 2025, the Company entered into the Term Sheet with Daewoong relating to the Exchange of the Subscription Agreement with Daewoong relating to the Existing Notes of $5.0 million and $10.0 million in principal with maturity dates of March 2027 and April 2027, respectively. On December 15, 2025, the Company entered into the Exchange Agreement with Daewoong consistent with the terms of the Term Sheet pursuant to which the Existing Notes held by Daewoong would be exchanged for (i) newly issued shares of common stock of the Company equal to (x) the principal and accrued interest of the Existing Notes as of the closing of the Exchange less (y) the principal amount of the New Convertible Note, divided by $1.00, and then multiplied by 1.3 (and rounded down to the nearest whole share of common stock) and/or pre-funded warrants to purchase shares of common stock (the “Daewoong Pre-Funded Warrants”) in lieu of any shares of common stock that would result in Daewoong’s beneficial ownership of common stock exceeding 49.99% (the “Exchange Shares”), (ii) a new senior secured convertible note for $1.5 million (the “New Convertible Note”), and (iii) warrants to purchase up to 8 million shares of common stock at an exercise price of $1.09392 per share (the “Daewoong Warrant”). The Daewoong Warrants, which contain the same terms as the PIPE Warrants, may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be able to be exercised at any time until the five-year anniversary of the Second Closing. See Note 5 Daewoong Convertible Notes for additional information.

The commencement of additional studies, preparation for the potential BPD meeting and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders. As a result of these conditions, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that these consolidated financial statements are issued.

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

The Company’s future operations are highly dependent on a combination of factors, including (1) the success of its research and development programs; (2) the timely and successful completion of any additional financings; (3) the development of competitive therapies by other biotechnology and pharmaceutical companies; (4) the Company’s ability to manage growth of the organization; (5) the Company’s ability to protect its technology and products; and, ultimately (6) regulatory approval and successful commercialization and market acceptance of its product candidates.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its controlled subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. The Company’s most significant estimates relate to the research and development accruals, valuation of stock-based compensation, and the fair values of contingent consideration, warrant liabilities, convertible notes, and derivative liability, among others. Although the Company bases estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments over the carrying values of assets and liabilities, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

Segment Reporting

The Company determined that it operates and manages its business as one operating segment, focused on the research and development of ABP-450. The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who reviews its consolidated operating results for the purpose of assessing liquidity needs, allocating resources and evaluating financial performance. Asset information, including monitoring of its cash and cash equivalents, provided to the CODM is consistent with those reported on the consolidated balance sheets. The key measure of the Company’s single segment profit and loss that the CODM uses to allocate resources and assess performance is the Company’s operating (loss) income as reported on the consolidated statement of operations and comprehensive (loss) income.

The table below shows a reconciliation of the Company’s net (loss) income, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under US GAAP to the Company’s total consolidated net (loss) income as reported in the consolidated statement of operations and comprehensive (loss) income:

	Year Ended
	December 31,
	2025	2024

Segment operating expenses:
Compensation and benefits	$10,431	$9,153
Professional and legal fees	3,868	6,233
Office and travel	1,017	1,533
Research and development	986	10,905
Total selling, general and administrative, and research and development	16,302	27,824
Change in fair value of contingent consideration	(3,499)	(100,809)
Total operating costs and expenses	12,803	(72,985)
(Loss) income from operations	(12,803)	72,985
Other segment items:
Change in fair value of convertible notes	(22,911)	3,311
Change in fair value of warrants	84,934	(14,719)
Loss on issuance of warrants	(75,644)	—
Loss on embedded forward purchase agreements	—	(19,667)
Loss on derivative liability	(13,088)	—
Other income, net	290	95
Total other segment items, net	(26,419)	(30,980)
(Loss) income before taxes	(39,222)	42,005
Income taxes	—	—
Segment net (loss) income	$(39,222)	$42,005

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. The cost of property and equipment is depreciated over the estimated useful lives of the respective assets. The Company’s furniture and fixtures are depreciated on a straight-line basis over a period of seven years. Equipment is depreciated over a useful life of five years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the related lease term. Property and equipment, net, as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,	December 31,
	2025	2024
Furniture and fixtures	$199	$199
Equipment	241	237
Leasehold improvements	66	66
Property and equipment	506	502
Accumulated depreciation	(344)	(267)
Property and equipment, net	$162	$235

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	December 31,	December 31,
	2025	2024
Legal expenses	$244	$2,455
Excise tax liability	569	569
Operating lease liability - short term portion	252	121
Daewoong vial usage	228	—
Remaining other accrued expenses	364	455
Total other accrued expenses	$1,657	$3,600

Convertible Notes

The Company elected to account for its convertible promissory notes at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating (loss) income in the consolidated statements of operations or as a component of other comprehensive (loss) income for changes related to instrument-specific credit risk. As a result of electing the fair value option, direct costs and fees related to the convertible promissory notes are expensed as incurred.

Contingent Consideration

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the contingent consideration specific terms (as further defined in Note 7) and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the contingent consideration would be classified as a liability on the consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the consolidated statements of operations and comprehensive (loss) income.

Derivative Liability

The Company accounts for its derivative liabilities as either equity-classified or liability-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The Company identified that the First Closing of the PIPE contained pre-funded warrants, a tranche right obligation and a True-Up Warrant obligation, and the Second Closing contained pre-funded warrants, PIPE Warrants and True-Up Warrants. The pre-funded warrants and True-Up Warrants were determined to be equity classified under ASC 815 upon their issuance. The PIPE Warrants and the tranche right obligation (which encompasses the obligation to issue pre-funded warrants, PIPE Warrants, and the True-Up Warrants as of the Second Closing) were determined to not be indexed to the Company’s own stock under ASC 815, and as such are classified as liabilities. Accordingly, for the First Closing, the Company allocated the proceeds from the PIPE to the tranche right obligation at fair value. As the fair value of the tranche right obligation exceeded the proceeds received, the Company recognized a loss of $10.6 million as of the First Closing. The tranche right obligation was valued based on the excess of the fair value of the pre-funded warrants, PIPE Warrants, and True-Up Warrants to be issued as of the Second Closing over the proceeds to be received in the Second Closing. For the Second Closing, the Company will first allocate the proceeds to the PIPE Warrants at fair value, and any residual value will be allocated between the pre-funded Warrants and the True-Up Warrants based on relative fair value. The PIPE Warrants will be initially measured at fair value using a Black-Scholes calculation and recorded as a liability on the issuance date on the consolidated balance sheets, and remeasured at each reporting period with changes to fair value recorded to the consolidated statements of operations and comprehensive (loss) income. The valuation is subject to inputs and assumptions that have variability, including stock price, risk-free rate and volatility. As stock price, risk-free rate and/or volatility increases or decreases, this may result in an increase or decrease, respectively, in the liability.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and remeasured at each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized in the Company’s consolidated statements of operations and comprehensive (loss) income. The valuation is subject to inputs and assumptions that have variability, including stock price, risk free rate and volatility. As the stock price, risk free rate and/or volatility increases or decreases, this may result in an increase or decrease, respectively, in the liability.

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

The Company accrues the expenses for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services. Payments made to outside service providers in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. There have been no material adjustments to the Company’s estimates for clinical trial expenses through December 31, 2025.

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

On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), was enacted in the United States. The legislation includes a broad range of tax reform provisions, including extension and modification of certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions permitting accelerated tax deductions for qualified property and research expenditures. The legislation contains multiple effective dates, with certain provisions that became effective in 2025 and others to be implemented through 2027. The enactment of the OBBBA did not have a material impact on the Company’s effective income tax rate or cash tax position.

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

Since the Company was in a loss position for the year ended December 31, 2025, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive shares of common stock was anti-dilutive, while the year ended December 31, 2024, contained dilutive securities that were included in the calculation of diluted net income per share.

Basic and diluted net loss per share for the year ended December 31, 2025 was calculated as follows (in thousands, except share and per share amounts):

Year ended December 31, 2025
Net loss	$(39,222)
Weighted average shares of common stock outstanding, basic and diluted	9,921,587
Net loss per share, basic and diluted	$(3.95)

Basic and diluted net income per share for the year ended December 31, 2024 were calculated as follows (in thousands, except share and per share amounts):

Year ended December 31, 2024
Net income	$42,005
Weighted average shares of common stock outstanding, basic	540,360
Net income per share, basic	77.74
Weighted average shares of common stock outstanding, diluted	575,945
Net income per share, diluted	$72.93

The following potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive impact (in shares):

	Year Ended
	December 31,
	2025	2024
Warrants	3,807,911	55,403
Common stock options and restricted stock units	853,712	88,999
Convertible notes	23,155,011	399,128
	27,816,634	543,530

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of ASU 2023-09 for the year ended December 31, 2025, and applied the amendments prospectively. See Note 8 Income Taxes for more information.

Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU No. 2025-11 Interim Reporting (Topic 270), which clarifies interim disclosure requirements and enhances clarity in the application of Topic 270. ASU No. 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The amendments of this ASU can be applied prospectively or retrospectively. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 3.     Public Offering

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

The Series A Warrants were exercisable beginning on February 24, 2025, the date of approval by stockholders of the Company (the “Stockholder Approval Date” or the “Initial Exercise Date”), and expire in February 2030, the sixty (60) month anniversary of the Initial Exercise Date. The Series B Warrants were exercisable beginning on the Initial Exercise Date and expire in August 2027, on the thirty (30) month anniversary of the Initial Exercise Date.

Upon issuance, the Warrants had an initial exercise price of $45.00, which was reset on the eleventh trading date after the Stockholder Approval Date (the “Reset Date”). Prior to the Stockholder Approval Date, the Warrants had a floor price of $20.23, and following stockholder approval, the Warrants had a floor price of $8.06. The reset price was the greater of (i) the lowest single trading day volume-weighted average price (“VWAP”) of the Company’s common stock during the reset period and (ii) the floor price, as defined in the agreement.

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

During the year ended December 31, 2025, certain holders of the Series B Warrants exercised 3,502,982 Series B Warrants, in accordance with the alternative cashless exercise provision in the Series B Warrants, resulting in the issuance of 10,508,946 shares of common stock of the Company. There were no exercises of Series A Warrants for the year ended December 31, 2025. The fair value of the warrants exercised on the respective exercise dates for the year ended December 31, 2025 was $7.0 million. There were no Series A Warrants exercised during the year ended December 31, 2025. As of December 31, 2025, there were 3,565,245 and 62,263 units of Series A and Series B Warrants outstanding, respectively.

On the date of issuance, the Company recognized a loss on issuance of $75.6 million, which reflects the fair value of the warrants in excess of the proceeds received. For the year ended December 31, 2025, the Company recognized $65.0 million of income related to the change in fair value of the exercised Series B Warrants. For the year ended December 31, 2025, the Company recognized $17.7 million of income related to the change in fair value of the remaining outstanding Series A Warrants, $1.1 million of income related to the change in fair value of the remaining outstanding Series B Warrants, and $1.2 million of income due to the decrease in fair value related to private warrants primarily from the decrease in stock price used in the fair value calculation. Refer to Note 6 Fair Value Measurements for additional information.

Note 4.    Private Placement Financing

Securities Purchase Agreement

On November 12, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) whereby the Company agreed to issue and sell to the Investors in a private placement (the “PIPE Financing”): (i) shares (the “PIPE Shares”) of its common stock, par value $0.0001 per share, (ii) pre-funded warrants (the “PIPE Pre-Funded Warrants”) to purchase shares of common stock, (iii) warrants (the “PIPE Warrants”) to purchase shares of common stock, and (iv) True-Up Warrants (as defined below) to purchase shares of common stock. The purchase price paid by the Investors was $0.9116 per Share (or $0.9115 per pre-funded warrant in lieu of shares), the closing price of the Company’s stock on November 12, 2025.

The first closing of the PIPE Financing occurred on November 18, 2025 (the “First Closing”). At the First Closing, the Company issued 1,964,905 PIPE Pre-Funded Warrants in exchange for cash of $1.8 million. The Second Closing of the PIPE Financing occurred on January 27, 2026.

Following the Second Closing and the consummation of the Exchange, the Company has agreed to issue to each Investor that purchases all securities contemplated to be purchased by it pursuant to the Securities Purchase Agreement, a warrant (the “True-Up Warrant)” to purchase the number of shares of common stock necessary for the Investor’s Post-Exchange Investment Percentage (as defined in the Securities Purchase Agreement) following the issuance of the Exchange Shares (defined below) to be equal to the Investor’s Pre-Exchange Investment Percentage (as defined in the Securities Purchase Agreement) (rounded down to the nearest whole share of common stock), provided, however, that in no event shall the number of shares of common stock issuable under an Investor’s True-Up Warrant exceed the total number of shares or pre-funded warrant shares (as defined below) issued or issuable to an Investor pursuant to the Securities Purchase Agreement.

Subject to the terms and conditions therein, the Securities Purchase Agreement also grants to the Investors, until such time as the earlier of (i) the date that no Warrants remain outstanding and (ii) the 18-month anniversary of the Second Closing, a right to participate in any financing not registered under the Securities Act and involving the issuance by the Company of common stock or common stock equivalents for cash.

Terms of the Pre-Funded Warrants, Warrants and True-Up Warrants

The pre-funded warrants are being offered in lieu of shares of common stock and each pre-funded warrants is exercisable for one share of common stock at an exercise price of $0.0001 per share. The pre-funded warrants are immediately exercisable after issuance and may be exercised at any time until all of the pre-funded warrants are exercised in full.

Each Warrant is exercisable for the number of shares or pre-funded warrants purchased by each Investor under the Securities Purchase Agreement (but excluding any shares issuable upon the exercise of the True-Up Warrants), at an exercise price of $1.09392 per share and may only be exercised for cash. The warrants are immediately exercisable after issuance and may be exercised at any time until the five-year anniversary of the Second Closing.

Each True-Up Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The True-Up Warrants are immediately exercisable after issuance and may be exercised at any time until all of the True-Up Warrants are exercised in full.

The exercise prices and the number of shares issuable upon exercise of the pre-funded warrants, Warrants and True-Up Warrants are subject to customary adjustments in the case of stock dividends, stock splits, pro rata distributions, and similar events in respect of the common stock. In addition, the number of shares of the common stock underlying, and the exercise price of, the Warrants is subject to full ratchet antidilution protection and standard adjustments in the event of a share split, reverse share split, share dividend, share combination recapitalization or other similar transaction involving the common stock; provided, however, that in no event will the exercise price of the Warrants equal less than $0.30387 per share of common stock.

Following approval of the PIPE Financing at the special meeting of the shareholders and the consummation of the Exchange, the Second Closing occurred on January 27, 2026 (the “Second Closing”). At the Second Closing, the Company issued 4,616,924 PIPE Pre-Funded Warrants, 6,581,829 PIPE Warrants and 6,581,829 True-Up Warrants to the Investors for gross proceeds of $4.2 million.

In connection with the First Closing, the Company determined that the PIPE Financing included derivative liabilities to issue a variable number of warrants at a future date, and as such, recorded a derivative liability for the tranche right obligation to issue pre-funded warrants, PIPE Warrants, and True-Up Warrants with a fair value in excess of the cash proceeds to be received upon the Second Closing. For the First Closing, proceeds were allocated to the derivative liability based on the fair value as of grant date of $12.4 million. As the fair value of the tranche right obligation is greater than the proceeds received, the Company recognized a loss on derivative liability issued of $10.6 million. Additionally, the subsequent changes in fair value of the derivative liability was a loss of $2.5 million and was recorded in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2025.

Note 5.    Daewoong Convertible Notes

On March 19, 2024, the Company entered into a subscription agreement with Daewoong (the “Subscription Agreement”) relating to the sale and issuance by the Company of senior secured convertible notes (each, a “2024 Convertible Note” and together, the “Existing Notes”) in the principal amount of up to $15.0 million, which are convertible into shares of the Company’s common stock, subject to certain conditions and limitations set forth in each Convertible Note. Each Convertible Note contains customary events of default, accrues interest at an annual rate of 15.79% and has a maturity date that is three years from the funding date, unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. Pursuant to the terms of the Subscription Agreement, on March 24, 2024, the Company issued and sold to Daewoong one Convertible Note in the principal amount of $5.0 million, and on April 12, 2024, the Company issued and sold to Daewoong one Convertible Note in the principal amount of $10.0 million.

On March 19, 2024, the Company entered into a Fourth Amendment to the License Agreement (the “License Agreement Amendment”) with Daewoong, which amends that certain License and Supply Agreement, by and between the Company and Daewoong, dated December 20, 2019, as previously amended on July 29, 2022, January 8, 2023 and April 24, 2023 (the “License Agreement”). Pursuant to the terms of the License Agreement Amendment, the License Agreement will terminate if, over any six month period, (a) the Company ceases to commercialize ABP-450 in certain territories specified in the License Agreement and (b) the Company ceases to advance any clinical studies of ABP-450 in such territories. The License Agreement Amendment also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00 (the “Termination Purchase Right”). The Termination Purchase Right will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon an Automatic Conversion or Optional Conversion (as defined in the Existing Notes).

On November 12, 2025, the Company entered into a binding term sheet (the “Term Sheet”) with Daewoong relating to the exchange (the “Exchange”) of the outstanding senior secured convertible notes of the Company held by Daewoong (the “Existing Notes”). On December 15, 2025, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Daewoong consistent with the terms of the Term Sheet pursuant to which the Existing Notes held by Daewoong would be exchanged for (i) newly issued shares of common stock of the Company equal to (x) the principal and accrued interest of the Existing Notes as of the closing of the Exchange less (y) the principal amount of the New Convertible Note (as defined below), divided by $1.00, and then multiplied by 1.3 (and rounded down to the nearest whole share of common stock) and/or pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”) in lieu of any shares of common stock that would result in Daewoong’s beneficial ownership of common stock exceeding 49.99% (the “Exchange Shares”), (ii) a new senior secured convertible note for $1.5 million (the “New Convertible Note”), and (iii) warrants to purchase up to 8 million shares of common stock at an exercise price of $1.09392 per share (the “Daewoong Warrant”). At the closing of the Exchange, the number of Exchange Shares issued was 11,918,380 shares of common stock and 11,236,631 Daewoong Pre-Funded Warrants. Upon the closing of the Exchange, the Existing Notes were immediately and automatically terminated. The Daewoong Warrants, which contain the same terms as the PIPE Warrants, are exercisable at an exercise price of $1.09392 per share and may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be exercised at any time until the five-year anniversary of the Second Closing. The Exchange was approved at the special meeting of shareholders on January 21, 2026.

The Exchange Agreement provided that the Company nominate one designee of Daewoong to the Company’s board of directors to serve as a Class III director at the 2026 annual meeting of stockholders, of which the director designee is currently Seongsoo Park. Mr. Park currently serves on the Company’s board of directors and is scheduled for renomination at the 2026 annual meeting of stockholders.

During the year ended December 31, 2025, the Company recognized $22.9 million of loss related to the increase in the fair value of the 2024 Daewoong Convertible Note. As of December 31, 2025, the principal amount outstanding under the 2024 Daewoong Convertible Note was $15.0 million, with an estimated fair value of $34.6 million.

New Convertible Note

The New Convertible Note issued on January 21, 2026, contains customary events of default, accrue interest at an annual rate of 15.79% payable in cash at maturity and has a maturity date of April 12, 2030 (the “New Maturity Date”), unless earlier converted or redeemed in accordance with its terms prior to such date. The Company may not prepay the New Convertible Note or accrued interest prior to the New Maturity Date.

If, prior to the New Maturity Date, the Company consummates a bona-fide third-party financing after the issuance of the New Convertible Note in the form of common stock or any securities convertible into, or exchangeable or exercisable for, common stock (subject to certain exceptions as described in the New Convertible Note), in one or more transactions or a series of related and substantially similar and simultaneous transactions at the same purchase price from third parties unaffiliated with Daewoong and its affiliates, for aggregate gross cash proceeds to the Company of at least $30.0 million (a “Qualified Financing”), then, upon written notice thereof to Daewoong by the Company, on the closing date of such Qualified Financing, the New Convertible Note will automatically convert in whole, without any further action by Daewoong, into a number of shares of common stock or pre-funded warrants equal to: (i) one and three tenths (1.3) multiplied by (ii) the quotient of (a) the principal amount of the New Convertible Note and all accrued and unpaid interest to be converted divided by (b) the per share price of the common stock sold in the Qualified Financing.

If, prior to the New Maturity Date, the Company provides (i) written notice to Daewoong that it has publicly announced the submission of a Biologics License Application filing for ABP-450 as a biosimilar to Botox® (onabotulinumtoxinA) or (ii) a written notice that the Company has consummated a Change of Control (as defined in the New Convertible Note), Daewoong will have the right for thirty (30) days following receipt of either such notice, at Daewoong’s option (the “Optional Conversion”), to convert all (but not less than all) of the remaining outstanding portion of the New Convertible Note (subject to any limitations under the rules of NYSE American) into an amount of shares of common stock or pre-funded warrants equal to: (i) one and three tenths (1.3) multiplied by (ii) the quotient of (a) the principal amount of the New Convertible Note and all accrued and unpaid interest to be converted divided by (b) the volume-weighted average trading per share price of common stock over the five (5) trading days prior to the Company’s receipt of Daewoong’s written notice of exercise of the Optional Conversion.

The New Convertible Note includes a covenant that restrict the Company and AEON Sub’s ability to issue debt securities senior or pari passu to such New Convertible Note without Daewoong’s prior written consent. The New Convertible Note also include a covenant that restricts the Company and AEON Sub’s ability to issue debt securities junior to such New Convertible Note except as expressly permitted under a security agreement to be entered into between the Company, AEON Sub and Daewoong in connection with closing of the Exchange.

In connection with issuing the New Convertible Note, the Company and AEON Sub granted a first-priority security interest on substantially all of their respective assets, other than certain permitted liens described in the New Convertible Note. Upon the occurrence and continuation of an event of default, Daewoong will be entitled to, among other things, foreclose on the assets that are the subject of the security interest.

The Pre-Funded Warrants and common stock Warrants

Under the Exchange Agreement and the New Convertible Note, pre-funded warrants may be issued in lieu of shares of common stock and each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The pre-funded warrants are immediately exercisable after issuance and may be exercised at any time until all of the pre-funded warrants are exercised in full.

The Daewoong Warrants are substantially identical to the PIPE Warrants, which are exercisable at an exercise price of $1.09392 per share and may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be exercisable at any time until the five-year anniversary of issuance.

The exercise prices and the number of shares issuable upon exercise of the pre-funded warrants and the common stock warrant are subject to customary adjustments in the case of stock dividends, stock splits, pro rata distributions, and similar events in respect of the common stock. In addition, the number of shares of the common stock underlying, and the exercise price of, the Daewoong Warrants will be subject to full ratchet antidilution protection and standard adjustments in the event of a share split, reverse share split, share dividend, share combination recapitalization or other similar transaction involving the common stock.

Note 6.    Fair Value Measurements

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying value of cash, cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short-term nature of those instruments. The following are other financial assets and liabilities that are measured at fair value on a recurring basis.

Convertible Notes at Fair Value

Due to certain embedded features within the convertible notes, the Company elected the fair value option to account for its convertible notes, including any paid-in-kind principal and interest, and the embedded features.

During the years ended December 31, 2025 and 2024, the Company recognized $22.9 million and $(3.3) million, respectively, of expense (income) related to the increase (decrease) in fair value of the convertible notes. As of December 31, 2025, the principal amount outstanding under the convertible notes was $15.0 million, with an estimated fair value of $34.6 million. See Note 5 Daewoong Convertible Notes for more information.

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

At December 31, 2025, the significant assumptions applied in the valuation of the convertible notes included discount rates ranging from 15% to 53%, an underlying stock price of $1.10, and probability weightings of 95% for approval of the Exchange transaction and 5% for a hold-to-maturity scenario. At December 31, 2024, the valuation of the convertible notes was based on significant assumptions, including a 60% discount rate and probability-weighted outcomes for the hold-to-maturity, qualified financing, and change-in-control scenarios.

Contingent Consideration and Contingent Founder Shares

As part of the Merger, each share of Priveterra Class B common stock (“Founder Shares”), par value $0.0001 per share, issued and outstanding immediately prior to the Merger converted into one share of common stock totaling 95,842 common shares. In addition, at the Merger, certain holders of common stock in Old AEON (the “Participating Stockholders”) will be issued a portion of up to 222,653 additional shares of common stock. Therefore, the Contingent Founder Shares and Participating Stockholder shares (together, “Contingent Consideration Shares”) contain certain contingent provisions as further discussed below.

Pursuant to the terms of the amended Sponsor Support Agreement, 50% of the Founder Shares (i.e., 47,921 Founder Shares) (the “Contingent Founder Shares”) were unvested and subject to the restrictions and forfeiture provisions set forth in this Sponsor Support Agreement, of which 13,980 of such Contingent Founder Shares were forfeited in the second quarter of 2025 as the result of a vesting event not occurring. The remaining 50% of the Founder Shares were not subject to such restrictions and forfeiture provisions. The remaining Contingent Founder Shares shall vest, and shall become free of the provisions as follows:

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

The Company classifies the Contingent Consideration as a liability on the consolidated balance sheets and remeasures at each reporting period with changes to fair value recorded to the consolidated statements of operations and comprehensive (loss) income.

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the years ended December 31, 2025 and 2024, the Company recognized $3.5 million and $100.8 million, respectively, of income related to the change in fair value of contingent consideration on the consolidated statements of operations and comprehensive (loss) income, and relates to the change in probabilities of achieving certain scenarios following the clinical results released in the second quarter of 2024 and changes in the Company’s stock price during the period. As of December 31, 2025 and 2024, the contingent consideration liability was $42 thousand and $3.5 million, respectively.

Warrants

Public and Private Placement Warrants related to the Closing

Upon the Merger, 201,112 warrants consisting of 127,788 public warrants sold in Priveterra’s initial public offering and 73,334 warrants issued in a concurrent private placement, were outstanding.

Public warrants related to the Closing

Each whole public warrant entitles the holder to purchase one share of the Company’s common stock at a price of $828.00 per share. The public warrants became exercisable 30 days after the completion of the Merger, and will expire on July 21, 2028, the five-year anniversary of the completion of the Merger, or earlier upon redemption or liquidation. Warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exception. When exercised on a cashless basis, the number of shares received per warrant is capped at 1.0.

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

During the year ended December 31, 2024, an aggregate of 142,829 warrants were exercised on a cashless basis for 27,310 shares of common stock, with an impact to additional paid in capital of $15.0 million. Additionally, the Company paid $21,000 in April 2024 related to the cancellation of the remaining 2,881 public warrants on the redemption date.

A summary of activity of the Company’s issued and outstanding public warrants for the year ended December 31, 2025 is as follows:

	Public	Private

Issued and Outstanding, January 1, 2025	—	55,403
Number of warrants issued	—	—
Number of warrants exercised	—	—
Number of warrants cancelled	—	—
Issued and Outstanding, December 31, 2025	—	55,403

Issued and Outstanding, January 1, 2024	127,778	73,334
Number of warrants exercised	(124,897)	(17,931)
Number of warrants cancelled	(2,881)	—
Issued and Outstanding, December 31, 2024	—	55,403

The warrants are accounted for as a liability with changes in the fair value recorded to the consolidated statement of operations and comprehensive (loss) income. The fair value of the warrants using the Black-Scholes model (Level 3) was de minimus as of December 31, 2025 and $1.2 million as of December 31, 2024. For the years ended December 31, 2025 and 2024, the income from the change in fair value was $1.2 million and $0.3 million, respectively.

Series A and Series B Warrants

The measurement of fair value for the Series A and Series B Warrants were determined utilizing a Black-Scholes model considering all relevant assumptions at the date of issuance of January 7, 2025 and at December 31, 2025. The fair value on grant date was recorded as a liability on the consolidated balance sheets and changes in fair value are recognized at each reporting period on the consolidated statement of operations and comprehensive (loss) income.

The table below summarizes the significant assumptions:

	December 31,		January 7
	2025		2025
	Series A	Series B	Series A	Series B
	(Level 3)	(Level 3)	(Level 3)	(Level 3)
Stock Price	$1.10	$1.10	$15.91	$15.91
Exercise Price	8.06	8.06	45.00	45.00
Expected volatility	160.00%	200.00%	99.00%	130.00%
Risk-free interest rate	3.60%	3.50%	4.36%	4.22%
Expected life (in years)	4.02	1.52	5.00	2.50
Expected dividend yield	—	—	—	—

The grant date fair values for these warrants were $94.0 million, comprised of $20.7 million and $73.3 million for Series A and Series B Warrants, respectively, on January 7, 2025 and was recorded as a liability as of the grant date due to certain exercise price adjustment provisions occurring in connection with future events. Proceeds were allocated to the warrant liabilities based on the fair value as of grant date of the warrants of $94.0 million. As the fair value of the warrants issued were greater than the proceeds received, the Company recognized a loss on issuance of common shares and the warrants of $75.6 million.

A summary of activity for the Company’s issued and outstanding Series A and Series B Warrants for the year ended December 31, 2025 is as follows:

	Series A	Series B

Issued and Outstanding, January 1, 2025	—	—
Number of warrants issued	3,565,245	3,565,245
Number of warrants exercised	—	(3,502,982)
Issued and Outstanding, December 31, 2025	3,565,245	62,263

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value on the consolidated balance sheets as of December 31, 2025 (in thousands):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Derivative Liability
	(Level 3)	(Level 3)	(Level 3)	(Level 3)

Balance, January 1, 2025	$11,689	$1,187	$3,541	$—
Issuance of derivative liability	—	—	—	12,438
Issuance of warrants	—	94,064	—	—
Change in fair value	22,911	(84,934)	(3,499)	2,441
Warrant cashless exercise	—	(7,041)	—	—
Termination of forward purchase agreements	—	—	—	—
Balance, December 31, 2025	$34,600	$3,276	$42	$14,879

The following details the Company’s recurring measurements for assets and liabilities at fair value on the consolidated balance sheets as of December 31, 2024 (in thousands):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Embedded Forward Purchase Agreement and Make Whole Derivative
	(Level 3)	(Level 3)	(Level 3)	(Level 3)

Balance, January 1, 2024	$—	$1,447	$104,350	$41,043
Issuance of convertible notes	15,000	—	—	—
Change in fair value	(3,311)	14,719	(100,809)	(663)
Warrant cashless exercise	—	(14,979)	—	—
Termination of forward purchase agreements	—	—	—	(40,380)
Balance, December 31, 2024	$11,689	$1,187	$3,541	$—

Note 7.    Commitments and Contingencies

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

The following table summarizes supplemental balance sheet information related to the operating lease as of December 31, 2025 (in thousands):

Minimum lease payments by fiscal year
2026	$297
2027	307
2028	318
2029	329
Thereafter	—
Total future minimum lease payments	1,251
Less: Imputed interest	(106)
Present value of lease payments	1,145
Less: Current portion (included in other accrued expenses)	(252)
Noncurrent operating lease liability	$893
Operating lease right-of-use asset	$1,052
Remaining lease term in years	4.0
Discount rate	4.3%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,
	2025	2024
Cost of operating leases	$289	$260
Cash paid for operating leases	175	319

Daewoong License and Supply Agreement

On December 20, 2019, the Company entered the Daewoong Agreement, pursuant to which Daewoong agreed to manufacture and supply ABP-450 and grant the Company an exclusive license for therapeutic indications to import, distribute, promote, market, develop, offer for sale and otherwise commercialize and exploit ABP-450 in the United States, the European Union, the United Kingdom, Canada, Australia, Russia, the Commonwealth of Independent States and South Africa (collectively the “covered territories”).

Pursuant to the terms of the Exchange Agreement, for the full satisfaction of all obligations under the Existing Notes, in January 2026 after approval of the Exchange by stockholders, the Company issued to Daewoong (i) 11,918,380 newly issued shares of common stock and 11,236,631 Daewoong Pre-Funded Warrants to purchase shares of common stock (the “Exchange Shares”), (ii) a new senior secured convertible note in a principal amount of $1.5 million (the “New Convertible Note”), and (iii) warrants to purchase up to 8 million shares of common stock at an exercise price of $1.09392 per share, which resulted in Daewoong becoming a related party. Prior to this transaction, Daewoong’s beneficial ownership was approximately 1%.

In connection with the Exchange, on January 21, 2026, the Company entered into a Fifth Amendment to the License and Supply Agreement (the “License Agreement Amendment”) with Daewoong, which amends the License and Supply Agreement, by and between the Company and Daewoong, dated December 20, 2019, as amended on July 29, 2022, January 8, 2023, April 24, 2023 and March 19, 2024. Pursuant to the terms of the License Agreement Amendment, the definition of “Notes” reflects the Exchange and the Termination Purchase Right (as defined in the License Agreement Amendment) will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon conversion of the New Convertible Note.

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

The Company has recorded $0.4 million and $0.3 million as liabilities in accrued expenses and accounts payable on the consolidated balance sheets as of December 31, 2025 and 2024, respectively, for ABP-450 supplies and analytical testing performed by Daewoong. For the years ended December 31, 2025 and 2024, the Company recorded $0.2 million and $0.3 million, respectively, of research and development expenses on the consolidated statement of operations and comprehensive (loss) income.

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

On September 18, 2023, Odeon Capital Group LLC (“Odeon”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to pay Odeon’s deferred underwriting fee of $1.25 million, and seeking monetary damages for the full amount of its claimed underwriting fee, punitive damages, attorneys’ fees and other amounts, totaling approximately $1.7 million, which was recorded in other accrued expenses on the consolidated balance sheets as of December 31, 2024. On October 31, 2025, the Company entered into a settlement agreement with Odeon to settle the lawsuit in exchange for $1.0 million in cash, 267,455 shares of common stock and 125,000 warrants to purchase shares of common stock with an exercise price of $2.00 and a three-year term. The Company recorded a gain on settlement of $0.4 million to selling, general and administrative expenses on the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2025.

On November 20, 2025, Aegis Capital Corp. (“Aegis”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to honor a right of first refusal (the “ROFR”) in Aegis’s favor when AEON raised capital through a self-directed private placement in public equity (“PIPE”). In the complaint, Aegis claimed that AEON misappropriated $1.59 million by not engaging Aegis as its underwriter or bookrunner in the PIPE and seeks punitive damages and attorneys' fees. Aegis was unsuccessful in its attempts to obtain both a temporary restraining order and permanent injunction. AEON filed a motion to dismiss in January 2026, relying upon New York precedent that indicates ROFRs are not operative when a company does not engage any banking partner. Oral argument with respect to the motion to dismiss is scheduled for April 2026.

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

Note 8.    Income Taxes

The Company’s (loss) income before income taxes for the periods presented in the statement of operations was entirely generated from its U.S. operations. As a result of its continuing taxable losses, the Company had no provision for income taxes for the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company had federal net operating loss (“NOL”) carryforwards of $140.5 million and $112.1 million, respectively, of which $48.4 million and $48.4 million, respectively, which will begin to expire in 2036, and $92.1 million and $63.7 million, respectively, have indefinite lives. The Company had state NOLs of $141.1 million and $140.5 million as of December 31, 2025 and 2024, respectively, which will begin to expire in 2034. As of December 31, 2025 and 2024, the Company

has federal research and development (“R&D”) credit carryforwards of $7.1 million and $6.9 million, respectively, which will begin to expire in 2039. As of December 31, 2025 and 2024, the Company also has California R&D credit carryforwards of $5.2 million and $5.0 million, respectively, which have an indefinite carryforward period.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards and the R&D credit carryforwards is subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state laws. The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change, subject to certain adjustments, by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards and R&D credit carryforwards before utilization and may be material. As of December 31, 2025, the Company has not determined to what extent a potential ownership change will impact the annual limitation that may be placed on the Company’s utilization of its NOL carryovers and R&D credit carryforwards. Due to the existence of the valuation allowance, limitations created by ownership changes, if any, will not impact the Company’s effective tax rate.

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accrued compensation	$256	$283
Accrued other expense	153	469
Stock compensation	2,022	1,941
Start-up costs and other intangibles	6,643	10,834
Net operating losses	41,973	35,966
Lease liability	240	378
Other deferred assets	18	24
Capitalized research and development expenses	8,087	11,090
	59,392	60,985
Less: valuation allowance	(59,137)	(59,560)
Total deferred tax assets	255	1,425
Deferred tax liabilities:
Depreciation	(34)	(53)
ROU Asset	(221)	(384)
Convertible notes	—	(988)
Total deferred tax liabilities	(255)	(1,425)
Net deferred income taxes	$—	$—

The table below provides the updated requirements of ASU 2023-09 for 2025. The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows:

	December 31,
	2025
Tax expense (benefit) at statutory federal rate	$(8,237)	21.0%
State and local income tax, net of federal income tax effect	—	—
Foreign tax effects	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	—	—
Tax credits	—	—
Changes in valuation allowance	3,238	(8.3)
Nontaxable and nondeductible Items
Stock compensation	261	(0.7)
Officers compensation	468	(1.2)
Contingent consideration	(1,951)	4.9
Forward purchase agreements	(735)	1.9
Private placement liabilities	2,748	(7.0)
Convertible notes	4,116	(10.5)
Other	92	(0.1)
Total tax provision and effective tax rate	$—	—%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

2024
Income tax at statutory rate	21.0%
Convertible notes	—
Contingent consideration	(50.4)
Forward purchase agreements	9.8
Private placement liabilities	—
Warrants	7.4
Stock compensation	1.0
Officers compensation	1.4
Transaction costs	0.5
Change in valuation allowance	9.3
Other	—
Effective tax rate	0.0%

A reconciliation of unrecognized tax benefits at the beginning and end of 2025 and 2024 is as follows (in thousands):

	December 31,
	2025	2024
Balance, beginning of year	$16,115	$14,670
Increases due to current year tax positions	297	1,445
Decreases due to prior year tax positions	—	—
Balance, end of year	$16,412	$16,115

The Company has considered the amounts and probabilities of the outcomes that can be realized upon ultimate settlement with the tax authorities and determined unrecognized tax benefits should be established of $16.4 million and $16.1 million as of December 31, 2025 and 2024, respectively. The Company’s effective income tax rate would not be impacted if the unrecognized tax benefits are recognized.

The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2025. The Company’s tax returns for all years since inception are open for audit.

For the year ended December 31, 2025, the amount of income taxes paid, net of refunds received, to the State of California was $3 thousand. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States, introducing a wide array of tax reform measures. These include extensions and modifications to certain provisions originally enacted under the Tax Cuts and Jobs Act. Key changes include the immediate expensing of domestic research and development costs and the reinstatement of 100 percent bonus depreciation. For the year ending December 31, 2025, the impact from the OBBBA provisions did not impact the effective tax rate. The Company will continue to evaluate the OBBBA provisions for their potential impact on future periods.

Note 9.    Common stock

On February 24, 2025, the Company held a special stockholder meeting, at which stockholders voted, among other matters, to amend the Company’s Certificate of Incorporation, as amended and restated, to increase the number of authorized common stock from 500,000,000 to 1,040,000,000 shares of common stock at par value of $0.0001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of December 31, 2025, there have been no cash dividend declared to date. Each share of common stock is entitled to one vote.

On February 24, 2025, following a special stockholder meeting, the board of directions of the Company (the “Board”) approved the filing of a Certificate of Amendment to the Certificate of Incorporation to effect a reverse stock split at a split ratio of 1-for-72 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 72 pre-split shares of common stock outstanding was automatically combined into one new share of common stock without any action on the part of the holders. The Reverse Stock Split affected all of the Company’s stockholders uniformly and did not affect any stockholder’s percentage ownership interests in the Company. No fractional shares were issued in connection with the Reverse Stock Split. In lieu of fractional shares, any person who would otherwise be entitled to a fractional share of common stock as a result of the reclassification and combination following the effective time of the Reverse Stock Split (after taking into account all fractional shares of common stock otherwise issuable to such holder) instead received a number of shares rounded up to the nearest whole share. Proportional adjustments were made to the number of shares of common stock issuable upon exercise or conversion of the Company’s outstanding equity awards and warrants, as well as the applicable exercise price, except in cases where the applicable agreement provides otherwise. All share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Common Stock Reserved

The table below summarizes the Company’s reserved common stock for further issuance as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024

Stock options issued and outstanding	158,005	98,971
Restricted stock units (unvested)	695,707	25,613
Shares available for future issuance under the stock incentive plans and employee stock purchase plan	328,642	25,818
Warrants	3,807,911	55,403
Pre-funded warrants	1,964,905	—
Contingent consideration	208,657	222,653
Convertible notes	23,155,011	399,128
Total common stock reserved	30,318,838	827,586

ATM Offering of Common Stock

On August 14, 2024, the Company entered into an “at-the-market” sales agreement with Leerink Partners relating to the ATM, pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock, registered pursuant to a shelf registration statement on Form S-3 (No. 333-281562) (as amended and supplemented, the “Registration Statement”) that the SEC declared effective on August 21, 2024, having aggregate gross proceeds of up to $50.0 million through Leerink Partners as sales agent. Any sales by us pursuant to the Registration Statement, including any sales pursuant to the ATM, are subject to any limits imposed under applicable law, including General Instructions I.B.1 and I.B.6 of Form S-3. Under the ATM, Leerink Partners is entitled to commission at a rate equal to 3.0% of the gross proceeds from sales of shares of common stock under the ATM. For the years ended December 31, 2025 and 2024, there were 218,419 shares and 2,241 shares issued under the ATM for net proceeds of approximately $0.2 million and $0.2 million, respectively. As of December 31, 2025, the cumulative shares issued under the ATM were 220,660 shares net proceeds of approximately $0.3 million and approximately $49.7 million of common stock remains available to be sold under the ATM. The Company may cancel its at-the-market program at any time upon prior notice, pursuant to its terms.

2023 Employee Stock Purchase Plan (“ESPP”)

The 2023 ESPP assists eligible employees in acquiring a stock ownership interest of the Company’s common stock in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 6,780 shares initially reserved for issuance under the 2023 ESPP, which shall automatically increase on January 1 of each calendar year beginning and including January 1, 2024 and ending on and including January 1, 2033, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on January 1 of the year in which such increase is to occur, or (ii) such smaller number of shares of common stock as may be established by the Board of Directors. As of December 31, 2025, there were 19,419 shares available for issuance. There have been no shares issued under the 2023 ESPP.

Note 10.    Share-based Compensation Stock Incentive Plans

2019 Incentive Award Plan

In June 2019, Old AEON established the 2019 Incentive Award Plan (the “2019 Incentive Award Plan”), as amended from time to time, that provides for the granting of incentive and nonqualified stock options, restricted stock units (“RSU”), restricted stock and stock appreciation rights to its employees, members of the Board of Directors and non-employee consultants. Stock options granted generally expire ten years after their original date of grant and generally vest between three years to four years with 25% vesting on the first anniversary of the date of grant and then monthly vesting after that. Stock options granted to a 10% stockholder are exercisable up to five years from the date of grant. Restricted stock awards granted generally become fully vested between one to three years.

In connection with the Merger, the Company assumed the 2019 Incentive Award Plan and all options and RSU awards that were outstanding immediately prior to the Merger were converted into substantially similar awards covering shares of the Company’s common stock based on a conversion ratio of approximately 1.078 to 1 share. Additionally, the exercise price for the awards were repriced to $720.00 for all options. The fair value of the replacement awards that were vested based on the value immediately prior to the Merger were included as purchase consideration. The remaining value of the replacement awards is recognized as compensation expense over the remaining vesting period.

Prior to the consummation of the Merger, a total of 237,500 shares of ABP Sub Inc. common stock were available for issuance under the 2019 Incentive Award Plan. Following the effective date of the 2023 Plan, in the event that an outstanding award expires or is cancelled for any reason, the shares allocable to the unexercised or cancelled portion of such award from the 2019 Incentive Award Plan will be added back to the shares of common stock available for issuance under the 2023 Plan.

Certain RSU awards contain performance-based vesting criteria based on the achievement of the same milestones as the contingent consideration (see Note 6 Fair Value Measurements for additional information). Upon designation of a probable milestone, the Company expenses the proportionate RSU’s over the vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone.

The following table summarizes stock option activity in 2025 under 2019 Incentive Award Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, January 1, 2025	47,955	$720.00
Options granted	—	—
Options forfeited	—	—
Outstanding, December 31, 2025	47,955	$720.00
Exercisable, December 31, 2025	44,707	$720.00

As of December 31, 2025 and 2024, the weighted average remaining contractual life of options outstanding and options exercisable was 5.0 years and 6.0 years.

During the years ended December 31, 2025 and 2024, the Company recognized $1.6 million and $2.9 million, respectively, of share-based compensation expense related to stock options granted.

As of December 31, 2025, total unrecognized compensation expense related to nonvested stock options was $0.2 million, which is expected to be recognized over the weighted-average remaining requisite service period of 1 month.

The following table summarizes restricted stock units activity in 2025 under the 2019 Incentive Award Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2025	11,398	$780.48
Granted	—	—
Vested	(1,639)	—
Forfeited	(408)	—
Outstanding, December 31, 2025	9,351	$780.48

During the year ended December 31, 2025 and 2024, the Company recognized $1.3 million and $1.3 million, respectively, of share-based compensation expense related to restricted stock units granted, excluding restricted stock units with earnout vesting criteria. For the restricted stock units with earnout vesting criteria, the Company recognized $(0.7) million and $0.3 million of (gain) expense for the years ended December 31, 2025 and 2024, respectively. During the third quarter of 2025, the Company determined that the earnout vesting criteria was no longer probable, as such, the Company reversed $1.0 million of share-based compensation expense related to the restricted stock units with earnout criteria.

As of December 31, 2025, total unrecognized compensation expense related to nonvested restricted stock units, excluding restricted stock units with earnout vesting criteria, was $1.7 million, which is expected to be recognized over the weighted-average remaining requisite service period of 12 months. As of December 31, 2025, the unrecognized compensation expense related to the restricted stock units with the earnout criteria, due to the vesting criteria not being probable, was $4.7 million, and will be recognized when the milestones are determined to be probable over the RSUs vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone. As of December 31, 2025, there were 408 restricted stock units with earnout vesting criteria that were forfeited due to milestone deadline not achieved.

AEON Biopharma Inc. 2023 Incentive Award Plan

In connection with the Merger, the Company’s Board adopted, and its stockholders approved, the 2023 Plan, which became effective upon the consummation of the Merger, that provides for the granting of nonqualified stock options, restricted stock and stock appreciation rights to employees, members of the Board and non-employee consultants. On December 2, 2025, the Company’s Board adopted an amendment and restatement of the 2023 Incentive Award Plan (as amended and restated, the “2023 Plan”), and on January 21, 2026, our stockholders approved the 2023 Plan. The 2023 Plan will remain in effect until January 21, 2036, the tenth anniversary of the date the Company’s stockholders approved the 2023 Plan, unless earlier terminated. Stock options granted generally expire ten years after their original date of grant and generally vest between three years to four years with equal installments vesting on each anniversary of the grant date, subject to continued service through the applicable vesting date.

The aggregate number of shares of the Company’s common stock available for issuance under the 2023 Incentive Award Plan is equal to (a) 17,846,923 shares of common stock and (b) any shares which, as of the original effective date of the 2023 Incentive Award Plan, are subject to an award outstanding under the 2019 Incentive Award Plan (each, a “Prior Plan Award”), and which, on or following the original effective date of the 2023 Incentive Award Plan, become available for issuance under the 2023 Plan as provided in the 2023 Plan. In addition, the number of shares of common stock available for issuance under the 2023 Plan will be annually increased on January 1 of each calendar year beginning in 2027 and ending in 2033 by an amount equal to the lesser of (i) 5% of the number of fully-diluted number of shares outstanding on the final day of the immediately preceding calendar year or (ii) such other number of shares as is determined by the Board. Any shares issued pursuant to the 2023 Plan may consist, in whole or in part, of authorized and unissued common stock, treasury common stock or common stock purchased on the open market. As of December 31, 2025, there were 40,398 shares of common stock available for issuance under the 2023 Plan.

The following table summarizes stock options activity in 2025 under the 2023 Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2025	51,016	$242.14
Options granted	—	—
Options forfeited	—	—
Outstanding, December 31, 2025	51,016	$242.14
Exercisable, December 31, 2025	38,748	$—

There were no options granted in 2025. The weighted average per share fair value of options granted in 2024 was $135.50. The weighted average remaining contractual life of options outstanding and options exercisable as of December 31, 2025 and 2024 was 8.5 years and 9.5 years, respectively.

During the years ended December 31, 2025 and 2024, the Company recognized $2.7 million and $1.6 million, respectively, of share-based compensation expense related to stock options granted.

As of December 31, 2025 total unrecognized compensation expense related to nonvested stock options was $2.6 million, which is expected to be recognized over the weighted-average remaining requisite service period of 7 months.

The following table summarizes restricted stock units activity in 2025 under the 2023 Plan:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, January 1, 2025	14,215	$60.05
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, December 31, 2025	14,215	$60.05

During the years ended December 31, 2025 and 2024, the Company recognized $0.4 and $0.1 million, respectively of share-based compensation expense related to restricted stock units granted.

As of December 31, 2025, total unrecognized compensation expense related to nonvested restricted stock units was $0.3 million which is expected to be recognized over the weighted-average remaining requisite service period of 8 months.

AEON Biopharma Inc. 2025 Employment Inducement Incentive Award Plan

Effective April 19, 2025, the Board adopted the 2025 Employment Inducement Incentive Award Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 1,000,000 shares of the Company’s Class A common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares and performance stock units, and its terms are substantially similar to the 2023 Plan. In accordance with the Company Guide, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non employment with the Company), as an inducement material to the individuals’ entry into employment with the Company or being rehired following a bona fide period of interruption of employment by the Company. The Inducement Plan was adopted without stockholder approval pursuant to the applicable provisions of the Company Guide. As of December 31, 2025, there were 268,825 shares of common stock available for issuance under the Inducement Plan.

For the year ended December 31, 2025 there were 59,034 stock options issued, with weighted average exercise price of $0.41 per share. The weighted average fair value of options granted as of December 31, 2025 was $0.37 per share. The weighted average remaining contractual life of options outstanding and options exercisable as of December 31, 2025 was 9.3 years. During the year ended December 31, 2025, the Company recognized de minimus amounts of share-based compensation expense related to stock options granted. As of December 31, 2025, total unrecognized compensation expense related to nonvested stock options was $18 thousand, which is expected to be recognized over the weighted average remaining requisite service period of 40 months.

For the year ended December 31, 2025, there were 672,141 restricted stock units issued, with weighted averaged grant date fair value of $0.65 per share. During the year ended December 31, 2025, the Company recognized de minimus amounts of share-based compensation expense related to restricted stock units granted. As of December 31, 2025, total unrecognized compensation expense related to nonvested restricted stock units was $0.4 million, which is expected to be recognized over the weighted-average remaining requisite service period of 44 months.

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

During the years ended December 31, 2025 and 2024, the Company recognized $5.3 million and $4.7 million, respectively, of share-based compensation expense in selling, general and administrative expenses, and $1.6 million and $1.5 million, respectively, in research and development expenses in the accompanying consolidated statements of operations and comprehensive (loss) income.

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

Note 11.    Subsequent Events

The Company has evaluated subsequent events for recognition and remeasurement purposes as of and for the year ended December 31, 2025. After review and evaluation, management has concluded that there were no material subsequent events as of the date that the financial statements were available to be issued, except as discussed below.

Special Meeting of Shareholders

On January 21, 2026, the following proposals were approved at a special meeting of shareholders:

●
the shares to be issued in connection with the Second Closing of the PIPE Financing, specifically the (i) issuance and sale of 4,616,924 shares of common stock, or pre-funded warrants to purchase common stock in lieu of the shares, (ii) warrants to purchase an aggregate of 6,581,829 shares of common stock and (iii) shares issuable upon exercise of True-Up Warrants.
●
the Exchange of the outstanding senior secured convertible notes of the Company held by Daewoong pursuant to an exchange agreement, dated December 15, 2025, by and between the Company and Daewoong for (i) Exchange Shares, (ii) a new senior secured convertible note in a principal amount of $1.5 million and (iii) a warrant to purchase 8 million shares of common stock.
●
the amendment of the 2023 Plan to increase the number of shares of common stock authorized for issuance thereunder.

Exchange Agreement

Following the approval of the Exchange in the special shareholder meeting on January 21, 2026, and pursuant to the terms of the Exchange Agreement, for the full satisfaction of all obligations under the Existing Notes, the Company issued to Daewoong (i) 11,918,380 newly issued shares of common stock and 11,236,631 pre-funded warrants to purchase shares of common stock (the “Exchange Shares”), (ii) a new senior secured convertible note in a principal amount of $1.5 million (the “New Convertible Note”), and (iii) warrants to purchase up to 8 million shares of common stock at an exercise price of $1.09392 per share. The New Convertible Note contains customary events of default, accrue interest at an annual rate of 15.79% payable in cash at maturity and will have a maturity date of April 12, 2030, unless earlier converted or redeemed in accordance with its terms prior to such date. The Company may not prepay the New Convertible Note or accrued interest prior to the New Maturity Date.

Amendment to License Agreement

In connection with the Exchange, on January 21, 2026, the Company entered into the License Agreement Amendment with Daewoong, which amends the License and Supply Agreement, by and between the Company and Daewoong, dated December 20, 2019, as amended on July 29, 2022, January 8, 2023, April 24, 2023 and March 19, 2024. Pursuant to the terms of the License Agreement Amendment, the definition of “Notes” reflects the Exchange and the Termination Purchase Right (as defined in the License Agreement Amendment) will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon conversion of the New Convertible Note.

Second Closing of the PIPE Financing

Following the approval of the shares to be issued in the Second Closing and completion of the Exchange in January 2026, the Company received gross proceeds of $4.2 million and issued 4,616,924 PIPE Pre-Funded Warrants, 6,581,829 PIPE Warrants and 6,581,829 True-Up Warrants to the investors of the PIPE Financing.

ATM Offering of Common Stock

From January 1, 2026 through March 27, 2026, the Company issued 1,278,776 shares under the ATM for net proceeds of $1.7 million, approximately $47.9 million of common stock remained available to be sold under the ATM.

Cash-Settled Restricted Stock Unit

In March 2026, the Company’s board of directors approved the modification of all cash-settled restricted stock units awards that were issued in May 2025 to be converted into stock-settled restricted stock units. The Company will assess the modification in accordance with ASC 718 Stock-based Compensation for the first quarter of 2026, the period in which the awards were modified.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Our Chief Executive Officer and Chief Accounting Officer (“certifying officers”), in their role as Principal Executive and Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2025. Our certifying officers concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

In prior years, our certifying officer concluded that the Company did not have an effective risk assessment over complex transactions due to the lack of sufficient and qualified resources, which led to a deficiency in the design and implementation of controls over in-process research and development and valuation of financial instruments. In addition, the lack of sufficient resources resulted in a material weakness related to the lack of segregation of duties in the financial reporting process. In order to remediate such material weaknesses, we enhanced our processes by designing and implementing controls to review the results of valuations and estimates, including the completeness and accuracy of relevant data elements included in the valuation or estimate. Additionally, we enhanced processes and/or engaged qualified resources to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements, providing enhanced access to accounting literature, research materials and documents, and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

We also hired additional staff to ensure these incremental controls are properly implemented and to ensure proper segregation of duties around the review of manual journal entries.

We believe these actions remediated our material weaknesses during the year ended December 31, 2025.

Changes in Internal Control over Financial Reporting

Other than described above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the year to which this Report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information regarding director, officers and corporate governance is incorporated by reference to the information under the caption “Corporate Governance” that will be included in the AEON Biopharma, Inc. Proxy Statement for our 2026 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information regarding executive compensation is incorporated by reference to the information under the caption “Executive and Director Compensation” that will be included in the AEON Biopharma, Inc. Proxy Statement for our 2026 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership and related stockholder matters are incorporated by reference to the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” that will be included in the AEON Biopharma, Inc. Proxy Statement for our 2026 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information regarding related party transactions and director independence are incorporated by reference to the information under the captions “Certain Relationships and Related Person Transactions” and “Director Independence” that will be included in the AEON Biopharma, Inc. Proxy Statement for our 2026 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information regarding principal accountant fees and services is incorporated by reference to the information under the caption “Audit, Audit-Related, Tax and All Other Fees” that will be included in the AEON Biopharma, Inc. Proxy Statement for our 2026 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Form 10-K.
(1)	Financial Statements: See Item 8, “Financial Statements and Supplementary Data” for a list of financial statements.
(2)	Financial Statement Schedules: All schedules omitted are inapplicable or the information required is shown in the consolidated financial statements or notes thereto.
(3)	Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is set forth in Item 15(b) below.
(b)	Exhibits: See Exhibit Index

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description
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

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on January 7, 2025)
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company with the SEC on January 7, 2025)
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on November 13, 2025)
4.7	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company with the SEC on November 13, 2025)
4.8	Form of True-Up Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Company with the SEC on November 13, 2025)
4.9	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on December 15, 2025)
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company with the SEC on December 15, 2025)
4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Form 8-K filed by the Company with the SEC on December 15, 2025)
10.1+	AEON Biopharma, Inc. Amended and Restated 2019 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
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

10.2+	AEON Biopharma, Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Form S-1/A filed by the Company with the SEC on April 2, 2024)
10.3+	AEON Biopharma, Inc. Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Company with the SEC on July 27, 2023)

10.4+

Amended and Restated Employment Agreement, by and between AEON Biopharma, Inc. and Marc Forth (incorporated by reference to Exhibit 10.11 to the Form 8-K filed by the Company with the SEC on July 27, 2023)

10.5+	Employment Agreement, by and between AEON Biopharma, Inc. and Chad Oh (incorporated by reference to Exhibit 10.12 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.6+	Employment Agreement, by and between AEON Biopharma, Inc. and Alex Wilson (incorporated by reference to Exhibit 10.13 to the Form 8-K filed by the Company with the SEC on July 27, 2023)
10.7+

Consulting Agreement, by and between AEON Biopharma, Inc. and Eric Carter, M.D., dated January 30, 2020, and amended on January 30 2020 and September 30, 2020 (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by the Company with the SEC on March 29, 2024)

10.8

Amended and Restated Registration Rights Agreement, dated as of July 21, 2023, by and between AEON Biopharma, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.20 to the Form 8-K filed by the Company with the SEC on July 27, 2023)

10.9

Termination Agreement, dated March 18, 2024, by and between AEON Biopharma, Inc. and ACM ARRT J LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.10

Termination Agreement, dated March 18, 2024, by and between AEON Biopharma, Inc. and Polar Multi-Strategy Fund (incorporated by reference to Exhibit 10.6 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.11

Subscription Agreement, dated March 19, 2024, by and between AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.12

Security Agreement, dated March 19, 2024, by and among AEON Biopharma, Inc., Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.13

Guaranty, dated March 19, 2024, by and between Daewoong Pharmaceutical Co., LTD. and AEON Biopharma Sub, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.14

License and Supply Agreement, dated as of December 20, 2019, by and between Daewoong Pharmaceutical Co., LTD. and AEON Biopharma, Inc. (incorporated by reference to Exhibit 10.15 to the Form S-4 filed by Priveterra Acquisition Corp. with the SEC on December 27, 2022)

10.14(a)

Amendment to License and Supply Agreement, dated as of July 29, 2022, by and between Daewoong Pharmaceutical Co., LTD. and AEON Biopharma, Inc. (incorporated by reference to Exhibit 10.15(a) to the Form S-4 filed by Priveterra Acquisition Corp. with the SEC on December 27, 2022)

10.14(b)

Second Amendment to the License and Supply Agreement, dated as of January 8, 2023, by and between AEON Biopharma, Inc. and Daewoong Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.17(b) to the Form S-1/A filed by the Company with the SEC on April 2, 2024)

10.14(c)

Third Amendment to License and Supply Agreement, dated April 24, 2023, by and between Daewoong Pharmaceutical Co. (incorporated by reference to Exhibit 10.17(c) to the Form S-1/A filed by the Company with the SEC on April 2, 2024)

10.14(d)

Fourth Amendment to License and Supply Agreement, dated March 19, 2024, by and between AEON Biopharma, Inc. and Daewoong Pharmaceutical Co., LTD. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Company with the SEC on March 19, 2024)

10.15

Settlement and License Agreement dated as of June 21, 2021, by and between AEON Biopharma, Inc. and Medytox, Inc. (incorporated by reference to Exhibit 10.16 to the Form S-4 filed by Priveterra Acquisition Corp. with the SEC on December 27, 2022)

10.15(a)

Amendment to Settlement and License Agreement, dated as of May 5, 2022, by and between AEON Biopharma, Inc. and Medytox, Inc. (incorporated by reference to Exhibit 10.16(a) to the Form S-4 filed by Priveterra Acquisition Corp. with the SEC on December 27, 2022)

10.16

Sponsor Support Agreement, dated as of December 12, 2022, by and among Priveterra Sponsor, LLC, Priveterra Acquisition Corp., and the other parties thereto (incorporated by reference to Exhibit 10.18 to the Form S-1/A filed by the Company with the SEC on November 24, 2023)

10.16(a)

Amendment No. 1 to Sponsor Support Agreement, dated as of April 27, 2023, by and among Priveterra Sponsor, LLC, Priveterra Acquisition Corp., and the other parties thereto (incorporated by reference to Exhibit 10.17 to the Form S-4/A filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)

10.17

Underwriting Agreement, dated January 6, 2025, by and between AEON Biopharma, Inc. and Aegis Capital Corp (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on January 7, 2025)

10.18+	Employment Agreement, by and between AEON Biopharma, Inc. and Robert Bancroft (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on April 21, 2025)

10.19+

AEON Biopharma, Inc. 2025 Employment Inducement Incentive Award Plan and form of award agreements thereto (incorporated by reference to Exhibit 99.1 to the Form S-8 filed by the Company with the SEC on May 14, 2025)

10.20

Securities Purchase Agreement, dated November 12, 2025, by and among AEON Biopharma, Inc. and the several investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on November 13, 2025)

10.21

Form of Registration Rights Agreement to be entered by and among AEON Biopharma, Inc. and the several investors signatory thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on November 13, 2025)

10.22	Odeon Settlement Agreement October 2025 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed by the Company with the SEC on November 14, 2025)
10.23	Form of Odeon Warrants October 2025 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed by the Company with the SEC on November 14, 2025)
10.24

Exchange Agreement, dated as of December 15, 2025, by and among AEON Biopharma, Inc., AEON Biopharma Sub, Inc., and Daewoong Pharmaceutical Co. Ltd (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on December 15, 2025)

10.25+	AEON Biopharma, Inc. Amended and Restated 2023 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on January 21, 2026)
10.25(a)+

Form of Stock Option Agreement under AEON Biopharma, Inc. 2023 Incentive Award Plan (incorporated by reference to Exhibit 10.6 to the Form S-4/A filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)

10.25(b)+

Form of Restricted Stock Unit Agreement under AEON Biopharma, Inc. 2023 Incentive Award Plan (incorporated by reference to Exhibit 10.7 to the Form S-4/A filed by Priveterra Acquisition Corp. with the SEC on May 1, 2023)

10.26

Fifth Amendment to the License and Supply Agreement, dated as of January 21, 2026, by and between the Company and Daewoong Pharmaceutical Co., Ltd (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on January 21, 2026)

10.27+	Employment Agreement, by and between AEON Biopharma, Inc. and John Benich (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the SEC on March 9, 2026)
10.28+	Employment Agreement, by and between AEON Biopharma, Inc. and Jennifer Sy (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Company with the SEC on March 9, 2026)
10.29+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Form S-4 on May 1, 2023)
19†	Insider Trading Policy
21.1†	List of Subsidiaries of AEON Biopharma, Inc.
23.1†	Consent of Independent Registered Public Accounting Firm
24.1†	Power of Attorney (included on signature page)
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

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Date: March 30, 2026

AEON BIOPHARMA, INC.

By:	/s/ Robert Bancroft
Name:	Robert Bancroft
Title:	President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jennifer Sy
Name:	Jennifer Sy
Title:	Chief Accounting Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Bancroft as such individual’s true and lawful attorney in fact and agent with full power of substitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K (including post-effective amendments), and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney in fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney in fact, proxy and agent, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Bancroft	President, Chief Executive Officer	March 30, 2026
Robert Bancroft	(Principal Executive Officer)

/s/ Jennifer Sy	Chief Accounting Officer	March 30, 2026
Jennifer Sy	(Principal Financial and Accounting Officer)

/s/ Jost Fischer	Chairman of the Board	March 30, 2026
Jost Fischer

/s/ Shelley Thunen	Director	March 30, 2026
Shelley Thunen

/s/ Robert Palmisano	Director	March 30, 2026
Robert Palmisano

/s/ Eric Carter	Director	March 30, 2026
Eric Carter

/s/ Seongsoo Park	Director	March 30, 2026
Seongsoo Park

/s/ Marc Forth	Director	March 30, 2026
Marc Forth