Form 10-Q
period 2026-03-31
AEON Biopharma, Inc.
filed 2026-05-14
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, there were 26,307,211 of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,243	$3,006
Prepaid expenses and other current assets	382	392
Total current assets	6,625	3,398
Property and equipment, net	142	162
Operating lease right-of-use asset	992	1,052
Other assets	871	948
Total assets	$8,630	$5,560
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,481	$942
Accrued clinical trials expenses	1,173	1,426
Accrued compensation	1,832	2,872
Other accrued expenses	2,183	1,657
Total current liabilities	6,669	6,897
Convertible notes at fair value, including related party amount of $1,542 and $34,600 at March 31, 2026 and December 2025, respectively	1,542	34,600
Operating lease liability	825	893
Derivative liability	—	14,879
Warrant liabilities	16,308	3,276
Contingent consideration liability	38	42
Total liabilities	25,382	60,587
Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Class A common stock, $0.0001 par value; 1,040,000,000 and 500,000,000 shares authorized at March 31, 2026 and December 31, 2025, and 25,303,058 and 12,105,902 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	10	9
Additional paid-in capital	465,850	415,783
Accumulated deficit	(482,612)	(470,819)
Total stockholders' deficit	(16,752)	(55,027)
Total liabilities and stockholders' deficit	$8,630	$5,560

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Selling, general and administrative	$3,903	$3,125
Research and development	2,034	825
Change in fair value of contingent consideration	(4)	(3,488)
Total operating costs and expenses	5,933	462
Loss from operations	(5,933)	(462)
Other (loss) income:
Change in fair value of convertible notes	(8,727)	(1,631)
Change in fair value of warrants	4,656	86,729
Loss on issuance of warrants	—	(75,644)
Loss on extinguishment of debt	(76)	—
Loss on derivative liability	(1,743)	—
Other income, net	30	103
Total other (loss) income, net	(5,860)	9,557
(Loss) income before taxes	(11,793)	9,095
Income taxes	—	—
Net (loss) income	$(11,793)	$9,095
Basic and diluted net (loss) income per share	$(0.29)	$2.28
Weighted average shares of common stock outstanding used to compute basic and diluted net (loss) income per share	40,614,087	3,984,876

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	12,105,902	$9	$415,783	$(470,819)	$(55,027)
Net loss	—	—	—	(11,793)	(11,793)
Issuance of pre-funded warrants related to PIPE financing	—	—	13,437	—	13,437
Issuance of shares related to at-the-market offering, net	1,278,776	—	1,665	—	1,665
Issuance of shares related to exchange of convertible notes	11,918,380	1	31,488	—	31,489
Modification of cash-settled restricted stock units	—	—	1,952	—	1,952
Stock-based compensation expense	—	—	1,525	—	1,525
Balance as of March 31, 2026	25,303,058	$10	$465,850	$(482,612)	$(16,752)

Balance as of January 1, 2025	555,511	$4	$403,024	$(431,597)	$(28,569)
Net income	—	—	—	9,095	9,095
Issuance of shares and reclassification of liability related to cashless warrant exercises	9,983,104	5	6,417	—	6,422
Stock-based compensation expense	—	—	1,729	—	1,729
Balance as of March 31, 2025	10,538,615	$9	$411,170	$(422,502)	$(11,323)

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data) (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(11,793)	$9,095
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	19	19
Stock-based compensation expense	1,932	1,729
Loss on issuance of warrants	—	75,644
Loss on extinguishment of debt	76	—
Change in fair value of convertible notes	8,727	1,631
Change in fair value of warrants	(4,656)	(86,729)
Loss on derivative liability	1,743	—
Change in fair value of contingent consideration	(4)	(3,488)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	10	(298)
Accounts payable	539	(3,473)
Accrued expenses and other liabilities	700	(2,036)
Other assets and liabilities	71	(3)
Net cash used in operating activities	(2,636)	(7,909)
Cash flows from investing activities:
Purchases of property and equipment	—	(4)
Net cash used in investing activities	—	(4)
Cash flows from financing activities:
Proceeds from PIPE financing	4,208	—
Proceeds from issuance of at-the-market shares, net	1,665	—
Proceeds from issuance of public offering shares, net	—	18,346
Net cash provided by financing activities	5,873	18,346
Net increase in cash	3,237	10,433
Cash and cash equivalents at beginning of period	3,006	13
Cash and cash equivalents at end of period	$6,243	$10,446
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Settlement of convertible notes with common shares	$31,489	$—
Reclassification of derivative liability to equity and warrant liabilities in connection with PIPE financing	16,622	—
Modification of cash-settled restricted stock units	1,952	—
Cashless warrant exercises	$—	$6,418

See accompanying notes to the condensed consolidated financial statements

AEON BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Description of Business

AEON Biopharma, Inc. (“AEON” or the “Company”) is a biopharmaceutical company advancing its botulinum toxin complex, ABP-450, as a biosimilar to Botox® (onabotulinumtoxinA) to achieve full-label United States (“U.S.”) market entry for debilitating medical conditions. The Company is headquartered in Irvine, California.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of March 31, 2026, the Company reported cash and cash equivalents of $6.2 million and an accumulated deficit of $482.6 million. The Company expects to incur losses and use cash in its operations for the foreseeable future.

The Company is seeking full-label U.S. market entry by developing its ABP-450 as a biosimilar through submission of a BLA under Section 351(k), using AbbVie Inc.’s product Botox® as a proposed reference product for all of the indications for which Botox® is approved, other than the cosmetic uses for which the Company does not hold development or commercialization rights. The Company held an initial meeting with the FDA in the third quarter of 2024 during which it aligned with the FDA on next steps to develop a Botox® biosimilar. The Company commenced analytical studies in the fourth quarter of 2024 to prepare for a BPD Type 2a meeting with the FDA that was held in January 2026. During the meeting, the FDA reviewed the Company’s proposed analytical similarity strategy under the 351(k) biosimilar pathway, acknowledged the scientific challenges associated with characterizing a 900 kDa botulinum neurotoxin complex, provided constructive feedback on the Company’s proposed development approach and analytical assessment plan, and noted that the analytical methodologies appeared reasonable to support advancement of the program toward a comprehensive analytical similarity package. The Company believes this feedback provides a clear framework for the remaining analytical components of its biosimilar development program and plans to complete the majority of its analytical comparability program in 2026. The Company is currently planning to request a BPD Type 2b meeting in 2026 to discuss the next phase of the development program to support approval of ABP-450 as a biosimilar to Botox® across all approved therapeutic indications.

On August 14, 2024, the Company entered into an “at-the-market” sales agreement with Leerink Partners LLC (“Leerink Partners”) relating to an at-the-market offering program (the “ATM”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock, registered pursuant to a shelf registration statement on Form S-3 (No. 333-281562) (as amended and supplemented, the “Registration Statement”) that the Securities and Exchange Commission (the “SEC”) declared effective on August 21, 2024, having aggregate gross proceeds of up to $50.0 million through Leerink Partners as sales agent. Any sales by us pursuant to the Registration Statement, including any sales pursuant to the ATM, will be subject to any limits imposed under applicable law, including General Instructions I.B.1 and I.B.6 of Form S-3. Under the ATM, Leerink Partners is entitled to commission at a rate equal to 3.0% of the gross proceeds from sales of shares of common stock under the ATM. For the three months ended March 31, 2026, there were 1,278,776 shares issued under the ATM for net proceeds of approximately $1.7 million. As of March 31, 2026, the cumulative shares issued under the ATM were 1,657,786 shares, net proceeds were received of approximately

$2.0 million, and approximately $47.9 million of common stock remains available to be sold under the ATM. The Company may cancel its at-the-market program at any time upon prior notice, pursuant to its terms.

On November 12, 2025, the Company entered into a Securities Purchase Agreement with certain investors whereby the Company issued and sold to the investors certain PIPE Shares, PIPE Pre-Funded Warrants, PIPE Warrants and True-up Warrants (each, as defined below) for total gross proceeds of $6.0 million. The Company received gross proceeds of $1.8 million and $4.2 million upon the First Closing on November 18, 2025 (the “First Closing”) and the Second Closing on January 27, 2026 (the “Second Closing”), respectively. See Note 4 Private Placement Financing for additional information.

On November 12, 2025, the Company entered into a Term Sheet with Daewoong (the “Term Sheet”) relating to the exchange of the outstanding senior secured convertible notes of the Company held by Daewoong of $5.0 million and $10.0 million in principal with maturity dates of March 2027 and April 2027, respectively (the “Exchange”). On December 15, 2025, the Company entered into an Agreement with Daewoong (the “Exchange Agreement”) consistent with the terms of the Term Sheet pursuant to which the Existing Notes (as defined below) held by Daewoong would be exchanged for (i) newly issued shares of common stock of the Company equal to (x) the principal and accrued interest of the Existing Notes as of the closing of the Exchange less (y) the principal amount of the New Convertible Note (as defined below), divided by $1.00, and then multiplied by 1.3 (and rounded down to the nearest whole share of common stock) and/or pre-funded warrants to purchase shares of common stock (the “Daewoong Pre-Funded Warrants”) in lieu of any shares of common stock that would result in Daewoong’s beneficial ownership of common stock exceeding 49.99% (the “Exchange Shares”), (ii) a new senior secured convertible note for $1.5 million (the “New Convertible Note”), and (iii) warrants to purchase up to 8.0 million shares of common stock at an exercise price of $1.09392 per share (the “Daewoong Warrants”). The Daewoong Warrants, which contain the same terms as the PIPE Warrants (as defined below), may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be exercised at any time until the five-year anniversary of the Second Closing. See Note 5 Daewoong Convertible Notes for additional information.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheets as of March 31, 2026, condensed consolidated statements of operations and comprehensive (loss) income and stockholders’ deficit for the three months ended March 31, 2026 and 2025, condensed consolidated statement of cash flows for the three months ended March 31, 2026 and 2025, and the related note disclosures are unaudited. The balance sheet information as of December 31, 2025 is derived from the audited financial statements. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, on a basis consistent with the audited financial statements and reflect all adjustments which only include normal recurring adjustments necessary for the fair presentation of the Company’s financial position as of March 31, 2026 and its results of operations and comprehensive (loss) income for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. The Company’s most significant estimates relate to the research and development accruals, valuation of stock-based compensation, and the fair values of warrant liabilities, convertible notes, and derivative liability, among others. Although the Company bases estimates on historical experience, knowledge of current events and actions it may undertake in the future, and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments over the carrying values of assets and liabilities, this process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements.

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

The table below shows a reconciliation of the Company’s net (loss) income, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total consolidated net (loss) income as reported in the condensed consolidated statement of operations and comprehensive (loss) income:

	Three Months Ended
	March 31,
	2026	2025

Segment operating expenses:
Compensation and benefits	$3,129	$2,388
Professional and legal fees	1,442	1,215
Office and travel	302	234
Research and development	1,064	113
Total selling, general and administrative, and research and development	5,937	3,950
Change in fair value of contingent consideration	(4)	(3,488)
Total operating costs and expenses	5,933	462
Loss from operations	(5,933)	(462)
Other segment items:
Change in fair value of convertible notes	(8,727)	(1,631)
Change in fair value of warrants	4,656	86,729
Loss on issuance of warrants	—	(75,644)
Loss on extinguishment of debt	(76)	—
Loss on derivative liability	(1,743)	—
Other income, net	30	103
Total other segment items, net	(5,860)	9,557
(Loss) income before taxes	(11,793)	9,095
Income taxes	—	—
Segment net (loss) income	$(11,793)	$9,095

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

The Company relies on Daewoong, a South Korean pharmaceutical manufacturer, as an exclusive and sole supplier to manufacture the Company’s source material for product candidates. Any termination or loss of significant rights, including exclusivity, under the Company’s license and supply agreement with Daewoong would materially and adversely affect the Company’s commercialization of its products. See Note 7 Commitments and Contingencies for a discussion of the Daewoong Agreement.

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

Property and equipment, net, as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Furniture and fixtures	$199	$199
Equipment	241	241
Leasehold improvements	66	66
Property and equipment	506	506
Accumulated depreciation	(364)	(344)
Property and equipment, net	$142	$162

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Legal expenses	$186	$244
Excise tax liability	569	570
Operating lease liability - short term portion	258	252
Daewoong supplies & analytical testing	204	424
SG&A consulting expenses	428	9
R&D consulting expenses	455	80
Remaining other accrued expenses	83	78
Total other accrued expenses	$2,183	$1,657

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

The PIPE Pre-Funded Warrants and True-Up Warrants were determined to be equity classified under ASC 815 upon their issuance. The PIPE Warrants and the tranche right obligation (which encompasses the obligation to issue PIPE Pre-Funded Warrants,

PIPE Warrants, and the True-Up Warrants as of the Second Closing) were determined to not be indexed to the Company’s own stock under ASC 815, and as such were classified as liabilities.

The PIPE Warrants were initially measured at fair value using a Black-Scholes calculation and recorded as a liability on the issuance date on the condensed consolidated balance sheets, and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive (loss) income. The valuation is subject to inputs and assumptions that have variability, including stock price, risk free rate and volatility. As stock price, risk-free rate and/or volatility increases or decreases, this may result in an increase or decrease, respectively, in the liability. The Company recognized the PIPE Pre-Funded Warrants and True-Up Warrants based on their relative fair values in additional paid-in capital on the issuance date, net of issuance costs.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and remeasured at each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The valuation is subject to inputs and assumptions that have variability, including stock price, risk free rate and volatility. As the stock price, risk free rate and/or volatility increases or decreases, this may result in an increase or decrease, respectively, in the liabilities.

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

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs associated with the Company’s biosimilar analyses and clinical studies including clinical trial design, clinical site reimbursement, data management, travel expenses and the cost of products used for biosimilar studies and clinical trials, consulting and internal and external costs associated with the Company’s regulatory compliance and quality assurance functions, including the costs of outside consultants and contractors that assist in the process of submitting and maintaining regulatory filings, and overhead costs. Additionally, research and development expenses include employee compensation, including stock-based compensation, supplies, consulting, prototyping, testing, materials, travel expenses and an allocation of facility overhead expenses. Costs incurred in obtaining technology licenses are charged to acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

The Company accrues the expenses for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services. Payments made to outside service providers in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. There have been no material adjustments to the Company’s estimates for clinical trial expenses through March 31, 2026.

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

Net (Loss) Income Per Share

The Company only has one class of shares. Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of common stock outstanding during the period, without consideration for potentially dilutive shares of common stock. Due to their nominal exercise price, the shares underlying outstanding pre-funded warrants are also included in the calculation of basic net (loss) income per share. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted-average shares of common stock and potentially dilutive securities outstanding during the period using the treasury stock and if-converted methods, unless their inclusion would have been anti-dilutive. For purposes of the diluted net loss per share calculation, warrants, convertible notes and common stock options were considered as potentially dilutive securities.

Since the Company was in a loss position for the three months ended March 31, 2026, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive shares of common stock was anti-dilutive, while for the three months ended March 31, 2025, there were no dilutive shares.

Basic and diluted net (loss) income per share for the three months ended March 31, 2026 and 2025 were calculated as follows (in thousands, except share and per share amounts):

Three months ended March 31, 2026
Net loss	$(11,793)
Weighted average shares of common stock outstanding, basic and diluted	40,614,087
Net loss per share, basic and diluted	$(0.29)

Three months ended March 31, 2025
Net income	$9,095
Weighted average shares of common stock outstanding, basic and diluted	3,984,876
Net income per share, basic and diluted	$2.28

The following unweighted potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive impact:

	Three Months Ended
	March 31,
	2026	2025
Warrants	18,389,740	4,043,382
Common stock options and restricted stock units	11,781,771	124,584
Convertible notes	2,039,609	399,128
	32,211,120	4,567,094

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

Note 3. Public Offering

On January 6, 2025, the Company entered into an underwriting agreement with Aegis Capital Corp. (“Aegis” or the “Underwriter”) pursuant to which the Company agreed to sell and issue, in an underwritten public offering (the “Offering”) 555,571 units, each consisting of (i) one (1) share of common stock, (ii) one (1) Series A Registered common warrant to purchase one (1) share of common stock per warrant (the “Series A Warrant”) at an exercise price of $45.00 (the “Exercise Price”) and (iii) one (1) Series B Registered common warrant to purchase one (1) share of common stock per warrant (the “Series B Warrant”) at an Exercise Price of $45.00. The closing of the Offering occurred on January 7, 2025. The Company received net proceeds of approximately $18.3 million from the Offering, after deducting the offering expenses payable by the Company, including the Underwriter’s fees and expenses.

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

Upon issuance, the Series A Warrants and Series B Warrants had an initial exercise price of $45.00, which was reset on the eleventh trading date after the Stockholder Approval Date (the “Reset Date”). Prior to the Stockholder Approval Date, the Series A Warrants and Series B Warrants had a floor price of $20.23, and following stockholder approval, the Series A Warrants and Series B Warrants had a floor price of $8.06. The reset price was the greater of (i) the lowest single trading day volume-weighted average price (“VWAP”) of the Company’s common stock during the reset period and (ii) the floor price, as defined in the agreement. The stock price on the Reset Date was below the floor price following the Stockholder Approval Date, and as such, the exercise price was reset to $8.06.

Additionally, the Company granted Aegis a 45-day option to purchase additional shares of common stock and/or Series A Warrants and Series B Warrants of (i) up to 15.0% of the number of shares of common stock sold in the offering, (ii) up to 15.0% of the number of Series A Warrants sold in the offering and (iii) up to 15.0% of the number of Series B Warrants sold in the offering. The purchase price per additional share of common stock is equal to the public offering price of one unit (less $0.01 allocated to each full Series A Warrant and Series B Warrant), less the underwriting discount. The purchase price per additional Series A Warrant or Series B Warrant is $0.01. On January 7, 2025, Aegis exercised its over-allotment option with respect to 83,334 Series A Warrants and 83,334 Series B Warrants.

The holders of Series A Warrants can effect a cashless exercise if there is no effective registration statement at the time of exercise. The number of common shares to be issued would be calculated as VWAP minus exercise price of the Series A Warrants multiplied by the number of Series A Warrants to be cashlessly exercised. The holders of Series B Warrants may effect an alternative cashless exercise whether or not an effective registration statement is available for the issuance of shares. In such event, the number of shares to be issued would be calculated as the number of Series B Warrants multiplied by a factor of 3.0.

There were no exercises of Series A Warrants and Series B Warrants during the three months ended March 31, 2026. During the three months ended March 31, 2025, there were 3,142,511 Series B Warrants exercised in accordance with the alternative cashless exercise provision, resulting in the issuance of 9,427,533 shares of common stock. The fair value of the Series B warrants exercised on the respective exercise dates for the three months ended March 31, 2025 was $6.4 million. There were no Series A Warrants exercised during the three months ended March 31, 2025. As of March 31, 2026, there were 3,565,245 units and 62,263 units of Series A Warrants and Series B Warrants outstanding, respectively.

The Company recognized a loss on issuance of warrants in the first quarter of 2025 of $75.6 million, which reflects the fair value of the Series A Warrants and Series B Warrants in excess of the proceeds received. For the three months ended March 31, 2026 and 2025, the Company recognized $0.3 million and $19.4 million of income related to the change in fair value of the outstanding Series A Warrants, respectively, and $21 thousand and $7.9 million of income related to the change in fair value of the remaining outstanding Series B Warrants, respectively. Refer to Note 6 Fair Value Measurements for additional information.

Note 4. Private Placement Financing

Securities Purchase Agreement

On November 12, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain investors (the “Investors”) whereby the Company agreed to issue and sell to the Investors in a private placement (the “PIPE Financing”): (i) shares (the “PIPE Shares”) of its common stock, par value $0.0001 per share, (ii) pre-funded warrants (the “PIPE Pre-Funded Warrants”) to purchase shares of common stock, (iii) warrants (the “PIPE Warrants”) to purchase shares of common stock, and (iv) True-Up Warrants (as defined below) to purchase shares of common stock. The purchase price paid by the Investors was

$0.9116 per Share (or $0.9115 per PIPE Pre-Funded Warrant in lieu of shares), the closing price of the Company’s stock on November 12, 2025.

At the First Closing, the Company issued 1,964,905 PIPE Pre-Funded Warrants in exchange for cash of $1.8 million. At the Second Closing, the Company issued 4,616,924 PIPE Pre-Funded Warrants, 6,581,829 PIPE Warrants and 6,581,829 True-Up Warrants in exchange for cash of $4.2 million.

Following the Second Closing and the consummation of the Exchange, the Company issued to each Investor who purchased the securities contemplated in the Securities Purchase Agreement, a warrant (the “True-Up Warrant”) to purchase the number of shares of common stock necessary for the Investor’s Post-Exchange Investment Percentage (as defined in the Securities Purchase Agreement) following the issuance of the Exchange Shares to be equal to the Investor’s Pre-Exchange Investment Percentage (as defined in the Securities Purchase Agreement) (rounded down to the nearest whole share of common stock), provided, however, that in no event shall the number of shares of common stock issuable under an Investor’s True-Up Warrants exceed the total number of shares or PIPE Pre-Funded Warrants (as defined below) issued or issuable to an Investor pursuant to the Securities Purchase Agreement.

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

Terms of the PIPE Pre-Funded Warrants, PIPE Warrants and True-Up Warrants

The PIPE Pre-Funded Warrants are being offered in lieu of shares of common stock and each PIPE Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The PIPE Pre-Funded Warrants are immediately exercisable after issuance and may be exercised at any time until all of the PIPE Pre-Funded Warrants are exercised in full.

Each of the PIPE Warrants are exercisable for the number of shares, or pre-funded warrants in lieu of shares, purchased by each Investor under the Securities Purchase Agreement (but excluding any shares issuable upon the exercise of the True-Up Warrants), at an exercise price of $1.09392 per share and may only be exercised for cash. The PIPE Warrants are immediately exercisable after issuance and may be exercised at any time until the five-year anniversary of the Second Closing.

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

In connection with the First Closing, the Company determined that the PIPE Financing included derivative liabilities to issue a variable number of warrants at a future date, and as such, recorded a derivative liability for the tranche right obligation to issue the PIPE Pre-Funded Warrants, PIPE Warrants, and True-Up Warrants with fair value in excess of the cash proceeds received in the Second Closing. For the First Closing, proceeds were allocated to the derivative liability based on the fair value as of grant date of $12.4 million. As the fair value of the tranche right obligation was greater than the proceeds received, the Company recognized a loss on derivative liability issued of $10.6 million in the fourth quarter of 2025. As of December 31, 2025, the derivative liability was $14.9 million. For the three months ended March 31, 2026, the Company recognized change in fair value of derivative liability of $1.7 million.

Upon the Second Closing, the Company satisfied the obligations underlying the derivative liability, and the fair value of the derivative liability upon the Second Closing of $16.6 million plus the proceeds of $4.2 million received in the Second Closing were allocated to the PIPE Warrants at grant date fair value of $7.4 million, and the residual value of $13.4 million was allocated between the PIPE Pre-Funded Warrants and the True-Up Warrants based on relative fair value to additional paid in capital on the condensed consolidated balance sheets.

The PIPE Warrants were initially measured at fair value using a Black-Scholes calculation and recorded as a liability on the issuance date, and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive (loss) income. The changes in fair value of the derivative liability was a loss of $1.7 million and was recorded in the condensed consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2026. Refer to Note 6 Fair Value Measurements for additional information.

Note 5. Daewoong Convertible Notes

On March 19, 2024, the Company entered into a subscription agreement with Daewoong (the “Subscription Agreement”) relating to the sale and issuance by the Company of senior secured convertible notes (each, a “Convertible Note” and together, the “Convertible Notes”) in the principal amount of $15.0 million, which are convertible into shares of the Company’s common stock, subject to certain conditions and limitations set forth in each Convertible Note. Pursuant to the terms of the Subscription Agreement, on March 24, 2024, the Company issued and sold to Daewoong one Convertible Note in the principal amount of $5.0 million, and on April 12, 2024, the Company issued and sold to Daewoong one Convertible Note in the principal amount of $10.0 million.

On November 12, 2025, the Company entered into the Term Sheet with Daewoong relating to the Exchange of the Convertible Notes. On December 15, 2025, the Company entered into the Exchange Agreement to which the Convertible Notes held by Daewoong would be exchanged for (i) newly issued shares of common stock of the Company equal to (x) the principal and accrued interest of the Convertible Notes as of the closing of the Exchange, less (y) the principal amount of the New Convertible Note, divided by $1.00, and then multiplied by 1.3 (and rounded down to the nearest whole share of common stock) and/or Daewoong Pre-Funded Warrants in lieu of any shares of common stock that would result in Daewoong’s beneficial ownership of common stock exceeding 49.99%, (ii) the New Convertible Note of $1.5 million, and (iii) the Daewoong Warrants to purchase up to 8.0 million shares of common stock at an exercise price of $1.09392 per share. At the closing of the Exchange, the number of Exchange Shares issued was 11,918,380 shares of common stock and 11,236,631 Daewoong Pre-Funded Warrants. Upon the closing of the Exchange, the Convertible Notes were immediately and automatically terminated. The Daewoong Warrants, which contain the same terms as the PIPE Warrants, are immediately exercisable after issuance at an exercise price of $1.09392 per share, may be exercised at any time until the five-year anniversary of the Second Closing and may only be exercised for cash. The Exchange was approved and executed upon approval at the special meeting of shareholders on January 21, 2026. The Exchange is accounted for as an extinguishment of debt and a loss on extinguishment of $76 thousand was recognized upon the closing of the Exchange.

The Exchange Agreement provided that the Company nominate one designee of Daewoong to the Company’s board of directors to serve as a Class III director at the 2026 annual meeting of stockholders, of which the director designee is currently Seongsoo Park. Mr. Park currently serves on the Company’s board of directors and is scheduled for renomination at the 2026 annual meeting of stockholders.

During the three months ended March 31, 2026 and March 31, 2025, the Company recognized $8.7 million and $1.6 million, respectively, of expense related to the increase in the fair value of the Convertible Notes.

New Convertible Note

The New Convertible Note issued on January 21, 2026, contains customary events of default, accrues interest at an annual rate of 15.79% payable in cash at maturity and has a maturity date of April 12, 2030 (the “New Maturity Date”), unless earlier converted or redeemed in accordance with its terms prior to such date. The Company may not prepay the New Convertible Note or accrued interest prior to the New Maturity Date.

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

If, prior to the New Maturity Date, the Company provides (i) written notice to Daewoong that it has publicly announced the submission of a BLA filing for ABP-450 as a biosimilar to Botox® (onabotulinumtoxinA) or (ii) a written notice that the Company has consummated a Change of Control (as defined in the New Convertible Note), Daewoong will have the right for thirty (30) days following receipt of either such notice, at Daewoong’s option (the “Optional Conversion”), to convert all (but not less than all) of the remaining outstanding portion of the New Convertible Note (subject to any limitations under the rules of NYSE American) into an amount of shares of common stock or pre-funded warrants equal to: (i) one and three tenths (1.3) multiplied by (ii) the quotient of (a) the principal amount of the New Convertible Note and all accrued and unpaid interest to be converted divided by (b) the volume-weighted average trading per share price of common stock over the five (5) trading days prior to the Company’s receipt of Daewoong’s written notice of exercise of the Optional Conversion.

The New Convertible Note includes a covenant that restricts the Company and AEON Sub’s ability to issue debt securities senior or pari passu to such New Convertible Note without Daewoong’s prior written consent. The New Convertible Note also includes a covenant that restricts the Company and AEON Sub’s ability to issue debt securities junior to such New Convertible Note except as expressly permitted under a security agreement to be entered into between the Company, AEON Sub and Daewoong in connection with closing of the Exchange.

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

The New Convertible Note was recognized at its fair value of $1.5 million on January 21, 2026. During the three months ended March 31, 2026, the Company recognized $42 thousand of expense related to the increase in the fair value of the new Convertible Note. As of March 31, 2026, the principal amount outstanding under the new Convertible Note was $1.5 million, with an estimated fair value of $1.5 million.

The Daewoong Pre-Funded Warrants and Daewoong Warrants

Under the Exchange Agreement, 11,236,631 Daewoong Pre-Funded Warrants were issued in lieu of shares of common stock and each Daewoong Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The Daewoong Pre-Funded Warrants are immediately exercisable after issuance and may be exercised at any time until all of the Daewoong Pre-Funded Warrants are exercised in full.

The 8.0 million Daewoong Warrants are substantially identical to the PIPE Warrants, which are exercisable at an exercise price of $1.09392 per share and may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be exercisable at any time until the five-year anniversary of issuance. The Daewoong Warrants are liability classified and were recognized at their fair value of $10.3 million on January 21, 2026. As of March 31, 2026, the fair value of the Daewoong Warrant liability was $7.3 million. During the three months ended March 31, 2026, the Company recognized $3.0 million of gain related to the decrease in the fair value of the Daewoong Warrants.

The exercise prices and the number of shares issuable upon exercise of the Daewoong Pre-Funded Warrants and the Daewoong Warrants are subject to customary adjustments in the case of stock dividends, stock splits, pro rata distributions, and similar events in respect of the common stock. In addition, the number of shares of the common stock underlying, and the exercise price of the Daewoong Warrants will be subject to full ratchet antidilution protection and standard adjustments in the event of a share split, reverse share split, share dividend, share combination recapitalization or other similar transaction involving the common stock.

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

The fair value of the convertible notes was determined based on Level 3 inputs using a scenario-based analysis that estimated the fair value of the convertible notes based on the probability-weighted present value of multiple settlement scenarios and expected future investment returns, considering each of the possible outcomes available to the noteholders, including repayment at maturity, mandatory conversion upon future financing events, and optional conversion upon achievement of certain milestones or a change in control. The probabilities assigned to each scenario consider the timing and likelihood of potential triggering events as of the measurement date. The significant unobservable input assumptions that can significantly change the fair value included (i) the discount rates, (ii) the timing of payments, and (iii) the probability of certain settlement scenarios. Although the convertible notes were issued to a related party, the Company estimated fair value using a market participant framework as required under ASC 820.

In determining the discount rate, management considered the note’s secured status, senior priority relative to other indebtedness, long contractual maturity, and the Company’s pre-revenue operating profile, and concluded that a discount rate in the range of 15.5% to 16.5% appropriately reflects market participant return requirements as of March 31, 2026.

On December 15, 2025, the Company entered into an Exchange Agreement with Daewoong pursuant to which the $15.0 million Existing Notes held by Daewoong would be exchanged for (i) newly issued shares of common stock of the Company equal to (x) the principal and accrued interest of the Existing Notes as of the closing of the Exchange less (y) the principal amount of the New Convertible Note, divided by $1.00, and then multiplied by 1.3 (and rounded down to the nearest whole share of common stock) and/or Daewoong Pre-Funded Warrants, (ii) a new senior secured convertible note for $1.5 million, and (iii) warrants to purchase up to 8.0 million shares of common stock. At the closing of the Exchange, the number of Exchange Shares issued was 11,918,380 shares of common stock and 11,236,631 Daewoong Pre-Funded Warrants. Upon the closing of the Exchange, the Existing Notes were immediately and automatically terminated. As of December 31, 2025, the principal amount outstanding under the Existing Notes was $15.0 million, with an estimated fair value of $34.6 million.

The New Convertible Note was recognized at its fair value of $1.5 million on January 21, 2026. During the three months ended March 31, 2026, the Company recognized $42 thousand of expense related to the increase in the fair value of the new Convertible Note. As of March 31, 2026, the principal amount outstanding under the new Convertible Note was $1.5 million, with an estimated fair value of $1.5 million. See Note 5 Daewoong Convertible Notes for more information.

Contingent Consideration and Contingent Founder Shares

As part of the Merger, each share of Priveterra Class B common stock (“Founder Shares”), par value of $0.0001 per share, issued and outstanding immediately prior to the Merger converted into one share of common stock totaling 95,842 common shares. In addition, certain holders of common stock in Old AEON (the “Participating Stockholders”) will be issued a portion of up to 222,653 additional shares of common stock. Therefore, the Contingent Founder Shares and Participating Stockholder shares (together, “Contingent Consideration Shares”) contain certain contingent provisions as further discussed below.

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

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the three months ended March 31, 2026 and 2025, the Company recognized a de minimis, and $3.5 million of income, respectively, related to the change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive (loss) income, and relates to the changes in the Company’s stock price during the period. As of March 31, 2026 and December 31, 2025, the contingent consideration liability was $38 thousand and $42 thousand, respectively.

Warrants

Private Placement Warrants related to the Closing

As of March 31, 2026 and December 31, 2025, there were 55,403 private placement warrants outstanding related to the closing of the Merger (“SPAC Warrants”). There were no SPAC Warrants exercised during the three months ended March 31, 2026 and 2025.

The SPAC Warrants are accounted for as a liability with changes in the fair value recorded to the condensed consolidated statement of operations and comprehensive (loss) income. The Company utilized the Black-Scholes option pricing model (Level 3), which requires the input of subjective assumptions, including the Company’s stock price, expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected remaining life. The fair value of the SPAC Warrants as of March 31, 2026 and December 31, 2025 were de minimis. For the three months ended March 31, 2026 and 2025, the change in fair value of the SPAC Warrants were de minimis.

Series A Warrants and Series B Warrants

The measurement of fair value for the Series A Warrants and Series B warrants were determined utilizing a Black-Scholes model considering all relevant assumptions as of each reporting period. The fair value on grant date was recorded as a liability on the condensed consolidated balance sheets, and changes in fair value are recognized at each reporting period on the condensed consolidated statement of operations and comprehensive (loss) income.

The table below summarizes the significant assumptions as of each reporting period:

	March 31,		December 31,
	2026		2025
	Series A	Series B	Series A	Series B
	(Level 3)	(Level 3)	(Level 3)	(Level 3)
Stock Price	$0.99	$0.99	$1.10	$1.10
Exercise Price	8.06	-	8.06	8.06
Expected volatility	164.1%	198.3%	160.0%	200.0%
Risk-free interest rate	3.9%	3.7%	3.6%	3.5%
Expected life (in years)	3.91	1.27	4.02	1.52
Expected dividend yield	—	—	—	—

The grant date fair values for the Series A Warrants and Series B Warrants were $94.0 million, comprised of $20.7 million and $73.3 million for Series A Warrants and Series B Warrants, respectively, on January 7, 2025 and was recorded as a liability as of the grant date due to certain exercise price adjustment provisions occurring in connection with future events. Proceeds were allocated to the warrant liability based on the fair value as of grant date of the warrants of $94.0 million. As the fair value of the warrants issued was greater than the proceeds received, the Company recognized a loss on issuance of common shares and the warrants of $75.6 million.

For the three months ended March 31, 2026 and 2025, the Company recognized $0.3 million and $19.4 million of income related to the change in fair value of the outstanding Series A Warrants, respectively, and $21 thousand and $7.9 million of income related to the change in fair value of the remaining outstanding Series B Warrants, respectively.

A summary of activity for the Company’s issued and outstanding Series A Warrants and Series B Warrants for the three months ended March 31, 2026 and 2025 are as follows:

	Series A	Series B

Issued and Outstanding, January 1, 2026	3,565,245	62,263
Number of warrants issued	—	—
Number of warrants exercised	—	—
Issued and Outstanding, March 31, 2026	3,565,245	62,263

	Series A	Series B

Issued and Outstanding, January 1, 2025	—	—
Number of warrants issued	3,565,245	3,565,245
Number of warrants exercised	—	(3,142,511)
Issued and Outstanding, March 31, 2025	3,565,245	422,734

Odeon Warrants

In October 2025, the Company entered into a settlement agreement with Odeon Capital Group LLC to settle a lawsuit filed against the Company in exchange for $1.0 million in cash, $0.3 million shares of common stock and 125,000 warrants (the “Odeon Warrants”) with exercise price of $2.00 and a three year term. The Company recorded a gain on settlement of $0.4 million to selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive (loss) income in the third quarter of 2025.

The Odeon Warrants were initially measured at fair value using a Black-Scholes calculation and recorded as a liability on the issuance date and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive (loss) income. The Company utilized the Black-Scholes option pricing model (Level 3), which requires the input of subjective assumptions, including the Company’s stock price, expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected remaining life.

As of March 31, 2026, there were 125,000 Odeon Warrants outstanding with a fair value of $0.1 million. There were no exercises during the three months ended March 31, 2026. During the three months ended March 31, 2026, the Company recognized a de minimis gain related to the decrease in the fair value of the Odeon Warrants.

PIPE Warrants and Daewoong Warrants

The PIPE Warrants and Daewoong Warrants were initially measured at fair value using a Black-Scholes calculation and recorded as a liability on the issuance date, and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive (loss) income. The PIPE Warrants and Daewoong Warrants had a grant date fair value of $7.4 million and $10.3 million, respectively

As of March 31, 2026, there were 6.5 million PIPE Warrants and 8.0 million Daewoong Warrants outstanding. There were no exercises during the three months ended March 31, 2026. During the three months ended March 31, 2026, the Company recognized $1.4 million of gain related to the decrease in the fair value of the PIPE Warrants. During the three months ended March 31, 2026, the Company recognized $3.0 million of gain related to the decrease in the fair value of the Daewoong Warrants.

The table below summarizes the significant assumptions as of March 31, 2026 and respective issuance dates of the warrants:

	March 31,		January 27,	January 21,
	2026		2026	2026
	PIPE	Daewoong	PIPE	Daewoong
	(Level 3)	(Level 3)	(Level 3)	(Level 3)
Stock Price	$0.99	$0.99	$1.20	$1.36
Exercise Price	1.09	1.09	1.09	1.09
Expected volatility	164.1%	164.1%	160.0%	164.1%
Risk-free interest rate	3.9%	3.9%	3.6%	3.9%
Expected life (in years)	4.83	4.82	5.00	5.01
Expected dividend yield	—	—	—	—

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Derivative Liability
	(Level 3)	(Level 3)	(Level 3)	(Level 3)

Balance, January 1, 2026	$34,600	$3,276	$42	$14,879
Issuance of warrants	—	17,688	—	—
Change in fair value	8,727	(4,656)	(4)	1,743
Exchange of convertible notes	(41,785)	—	—	—
Settlement of derivative liability	—	—	—	(16,622)
Balance, March 31, 2026	$1,542	$16,308	$38	$—

	Convertible Notes	Warrant Liabilities	Contingent Consideration
	(Level 3)	(Level 3)	(Level 3)

Balance, January 1, 2025	$11,689	$1,187	$3,541
Issuance of warrants	—	93,986	—
Change in fair value	1,631	(86,729)	(3,488)
Warrant cashless exercise	—	(6,418)	—
Balance, March 31, 2025	$13,320	$2,026	$53

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

The following table summarizes supplemental balance sheet information related to the operating lease as of March 31, 2026 (in thousands):

Minimum lease payments by fiscal year
2026	$223
2027	307
2028	318
2029	329
Thereafter	—
Total future minimum lease payments	1,177
Less: Imputed interest	(94)
Present value of lease payments	1,083
Less: Current portion (included in other accrued expenses)	(258)
Noncurrent operating lease liability	$825
Operating lease right-of-use asset	$992
Remaining lease term in years	3.8
Discount rate	4.3%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the three months ended March 31, 2026 and 2025 (in thousands).

	Three Months Ended
	March 31,
	2026	2025
Cost of operating leases	$72	$72
Cash paid for operating leases	74	—

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

In connection with the Exchange, on January 21, 2026, the Company entered into a Fifth Amendment to the License and Supply Agreement (the “License Agreement Amendment”) with Daewoong, which amended the Daewoong Agreement, by and between the Company and Daewoong, dated December 20, 2019, as amended on July 29, 2022, January 8, 2023, April 24, 2023 and March 19, 2024. Pursuant to the terms of the License Agreement Amendment, the definition of “Notes” reflects the Exchange and the Termination Purchase Right (as defined in the License Agreement Amendment) will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon conversion of the New Convertible Note. The License Agreement, as amended from time to time, also provides that the License Agreement will terminate if, over any six-month period, (a) the Company ceases to commercialize ABP-450 in certain territories specified in the License Agreement and (b) the Company ceases to advance any clinical studies of ABP-450 in such territories. Additionally, the License Agreement also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00.

The Company has recorded $0.4 million and $0.4 million as liabilities in accrued expenses and accounts payable on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively, for ABP-450 supplies, supplies and analytical testing performed by Daewoong. For the three months ended March 31, 2026 and 2025, the Company recorded de minimis of research and development expenses on the condensed consolidated statement of operations and comprehensive (loss) income.

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

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnifications. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Note 2 Summary of Significant Accounting Policies for additional information.

Note 8. Common Stock

In February 2025, the Company held a special stockholder meeting, at which stockholders voted, among other matters, to amend the Company’s Certificate of Incorporation, as amended and restated, to increase the number of authorized common stock from 500,000,000 to 1,040,000,000 shares of common stock at par value of $0.0001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. As of March 31, 2026, there has been no cash dividend declared to date. Each share of common stock is entitled to one vote.

Common Stock Reserved

The table below summarizes the Company’s reserved common stock for further issuance as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025

Stock options issued and outstanding	158,005	158,005
Restricted stock units (unvested)	11,623,766	695,707
Shares available for future issuance under the stock incentive plans and employee stock purchase plan	19,265,192	328,642
Warrants	18,389,740	3,807,911
Pre-funded warrants	24,400,289	1,964,905
Contingent consideration	208,657	208,657
Convertible notes	2,039,609	23,155,011
Total common stock reserved	76,085,258	30,318,838

2023 Employee Stock Purchase Plan (“ESPP”)

The 2023 Employee Stock Purchase Plan assists eligible employees in acquiring a stock ownership interest of the Company’s common stock in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 6,780 shares initially reserved for issuance under the 2023 ESPP, which shall automatically increase on January 1 of each calendar year beginning and including January 1, 2024 and ending on and including January 1, 2033, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on January 1 of the year in which such increase is to occur, or (ii) such smaller number of shares of common stock as may be established by the Board of Directors. As of March 31, 2026, there were 149,036 shares available for issuance. There have been no shares issued under the 2023 ESPP.

Note 9. Share-based Compensation

2019 Incentive Award Plan

The following table summarizes stock option activity under the 2019 Award Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, January 1, 2026	47,955	$720.00
Options granted	—	—
Options forfeited	—	—
Outstanding, March 31, 2026	47,955	$720.00
Exercisable, March 31, 2026	47,516	$720.00

As of March 31, 2026 and December 31, 2025, the weighted average remaining contractual life of options outstanding and options exercisable was 4.8 years and 5.0 years, respectively.

During the three months ended March 31, 2026 and 2025, the Company recognized $0.2 million and $0.6 million, respectively, of share-based compensation expense related to stock options granted.

As of March 31, 2026, there was no unrecognized compensation expense related to nonvested stock options.

The following table summarizes restricted stock units activity under the 2019 Award Plan:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2026	9,351	$780.48
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, March 31, 2026	9,351	$780.48

During the three months ended March 31, 2026 and 2025, the Company recognized $0.3 million and $0.3 million, respectively, of share-based compensation expense related to restricted stock units granted, excluding restricted stock units with earnout vesting criteria. For the restricted stock units with earnout vesting criteria, in the third quarter of 2025, the Company determined that the earnout vesting criteria was no longer probable and as such, there was no share-based compensation expense during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company recognized $0.1 million of share-based compensation expense related to the restricted stock units with earnout vesting criteria.

As of March 31, 2026, total unrecognized compensation expense related to nonvested restricted stock units, excluding restricted stock units with earnout vesting criteria, was $1.4 million, which is expected to be recognized over the weighted-average remaining requisite service period of 10 months. The unrecognized compensation expense for restricted stock units with the earnout criteria as of March 31, 2026 of $4.7 million will be recognized when the milestones are determined to be probable over the RSUs vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone.

2023 Incentive Award Plan

As of March 31, 2026, there were 17,847,331 shares of common stock available for issuance under the Company’s 2023 Incentive Award Plan (the “2023 Award Plan”). The following table summarizes stock options activity under the 2023 Award Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2026	51,016	$242.14
Options granted	—	—
Options forfeited	—	—
Outstanding, March 31, 2026	51,016	$242.14
Exercisable, March 31, 2026	45,160	$169.94

The weighted average remaining contractual life of options outstanding and options exercisable as of March 31, 2026 and December 31, 2025 was 8.2 years and 8.5 years, respectively.

During the three months ended March 31, 2026 and 2025, the Company recognized $0.5 million, and $0.6 million respectively, of share-based compensation expense related to stock options granted. As of March 31, 2026, total unrecognized compensation expense related to nonvested stock options was $2.1 million, which is expected to be recognized over the weighted-average remaining requisite service period of 17 months.

The following table summarizes restricted stock units activity under the 2023 Award Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, January 1, 2026	14,215	$60.05
Granted	10,928,059	1.03
Vested	—	—
Forfeited	—	—
Outstanding, March 31, 2026	10,942,274	$1.10

In May 2025, due to equity pool limitations, the Company’s board of directors approved the issuance of cash-settled restricted stock units to employees and directors over a vesting period that entitle the grantee to receive the cash equivalent to the value of a share of the Company’s common stock upon each vesting anniversary. The Company elected to account for cash-settled restricted stock units in accordance with ASC 718. The Company will recognize compensation expense on the condensed consolidated statement of operations and comprehensive (loss) income and record the associated liability to accrued compensation on the condensed consolidated balance sheets using straight-line method over the service period. Additionally, changes in fair value of the awards will be recorded to operating costs on the condensed consolidated statement of operations and comprehensive (loss) income at each reporting date until settlement, reflecting changes in the underlying stock price.

In March 2026, the Company’s board of directors approved the conversion of all cash-settled restricted stock units awards into share-settled restricted stock units. The Company assessed the modification in accordance with ASC 718 Stock-based Compensation, and recorded $2.0 million to additional paid in capital, representing the fair value of the converted awards on the modification date.

During the three months ended March 31, 2026 and 2025, the Company recognized $0.9 million and $0.1 million stock-based compensation expenses related to restricted stock units granted.

As of March 31, 2026, total unrecognized compensation expense related to nonvested restricted stock units was $9.1 million, which is expected to be recognized over the weighted-average remaining requisite service period of 35 months.

2025 Employee Inducement Incentive Award Plan

As of March 31, 2026, there were 1,268,825 shares of common stock available for issuance under the 2025 Employee Inducement Incentive Award Plan (the “2025 Plan”), including 1,000,000 shares that were approved in March 2026 by the Company’s board of directors to be added to the 2025 Plan.

The following table summarizes stock options activity under the 2025 Plan:

Weighted
Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2026	59,034	$0.41
Options granted	—	—
Options forfeited	—	—
Outstanding, March 31, 2026	59,034	0.41
Exercisable, March 31, 2026	—	$—

The weighted average remaining contractual life of options outstanding and options exercisable as of March 31, 2026 and December 31, 2025 was 9.1 years and 9.3 years, respectively. During the three months ended March 31, 2026, the Company recognized de minimis amounts of share-based compensation expense related to stock options granted. As of March 31, 2026, total unrecognized compensation expense related to nonvested stock options was $17 thousand, which is expected to be recognized over the weighted-average remaining requisite service period of 37 months.

The following table summarizes restricted stock units activity under the 2025 Plan.

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, January 1, 2026	672,141	$0.65
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding, March 31, 2026	672,141	$0.65

During the three months ended March 31, 2026, the Company recognized de minimis amounts of share-based compensation expense related to restricted stock units granted. As of March 31, 2026, total unrecognized compensation expense related to nonvested restricted stock units was $1.0 million, which is expected to be recognized over the weighted-average remaining requisite service period of 44 months.

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

During the three months ended March 31, 2026 and 2025, the Company recognized $1.9 million and $1.7 million, respectively, of share-based compensation expense, of which $1.5 million, and $1.3 million, respectively, were in selling, general and administrative expenses, and $0.4 million and $0.4 million respectively, were in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

Note 10. Subsequent Events

The Company has further evaluated subsequent events for recognition and remeasurement purposes as of and for the three months ended March 31, 2026. After review and evaluation, management has concluded that there were no material subsequent events as of the date that the financial statements were available to be issued, other than as disclosed below.

In April 2026, the Company entered into a sublease agreement for its existing corporate office space, which was finalized with landlord consent in May 2026. Under the terms of the sublease, the subtenant is expected to take occupancy in the third quarter of 2026, subject to customary conditions. The Company is actively evaluating alternative office locations and expects to relocate to a smaller space prior to the subtenant’s occupancy. The Company intends to occupy the space until the commencement of a fully executed sublease.

From April 1, 2026 through May 11, 2026, the Company issued 1,004,153 shares under the ATM for net proceeds of $0.9 million, and approximately $47.0 million of common stock remained available to be sold under the ATM.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Report. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the sections of this Report captioned “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements,” actual results may differ materially from those anticipated in these forward-looking statements. Unless the context otherwise requires, references to “we,” “us,” “our,” “AEON” and “the Company” refer to the business and operations of AEON Biopharma, Inc. and its consolidated subsidiaries.

Company Overview

We are a biopharmaceutical company focused on developing ABP-450 as a biosimilar to Botox® (onabotulinumtoxinA) for therapeutic indications. Our strategy is to initially pursue regulatory approval in the United States through Section 351(k). We hold exclusive development and commercialization rights for ABP-450 in therapeutic indications across the United States, Canada, the European Union, the United Kingdom, and certain other international territories.

Building on this strategy, we are advancing ABP-450 through the 351(k) biosimilar pathway toward a potential BLA in the United States, targeting the therapeutic botulinum toxin market, which we estimate to be approximately $3.5 billion in 2026 and projected to grow at an annual growth rate of approximately 8%, according to Clarivate Therapeutic Botulinum Toxin Market Insights 2025. This large and continually growing market has historically been dominated by a single branded product, Botox®. ABP-450 is the same botulinum toxin complex that is currently approved as a biosimilar in Mexico, India and Philippines and, in the U.S., is approved to provide temporary improvement in the appearance of moderate to severe glabellar lines for certain adult patients and marketed by Evolus, Inc. under the name Jeuveau® in the U.S. and Nuceiva® in Canada and the European Union. We have established a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

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

We held an initial meeting with the FDA in the third quarter of 2024 during which we obtained feedback from the FDA on the next steps to develop a Botox® biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a BPD Type 2a meeting with the FDA that was held in January 2026. During the meeting, the FDA reviewed the Company’s proposed analytical similarity strategy under the 351(k) biosimilar pathway. The FDA acknowledged the scientific challenges associated with characterizing a 900 kDa botulinum neurotoxin complex, provided constructive feedback on our proposed development approach and analytical assessment plan, and noted that our analytical methodologies appeared reasonable to support advancement of the program toward a comprehensive analytical similarity package. We believe this feedback provides a clear framework for the remaining analytical components of our biosimilar development program and plan to complete the majority of our analytical comparability program in 2026. We are currently planning to request a BPD Type 2b meeting in 2026 to discuss the next phase of the development program to support approval of ABP-450 as a biosimilar to Botox® across all approved therapeutic indications.

The initial results from our analytical studies indicate a 100% amino acid sequence match confirmed between ABP-450 and Botox®, based on sequence coverage of 93% to 99% for the five proteins that comprise the 900 kD botulinum toxin type A complex, using liquid chromatography/mass spectrometry (“LC/MS”) analysis of more than 3,400 amino acids across multiple lots of ABP-450 and Botox®, without any sequence deviations observed. Additionally, ABP-450 also demonstrated highly similar potency across two distinct assays (LD50 - in vivo biological activity and CBPA cell-based potency assay) to support clinical dose predictability, comparable vial-to-vial active ingredient composition using ELISA - further supporting dose similarity and reliability, and functional cleavage of SNAP-25, consistent with the mechanism of action. These results contribute to our assessment of analytical similarity by characterizing key structural attributes of ABP-450 relative to the reference product and are intended to reduce residual uncertainty and potentially limit the need for further clinical assessments. Additional analytical and functional studies are ongoing as part of our broader analytical similarity assessment.

Prior to licensing the botulinum toxin complex to Evolus, Daewoong conducted a broad preclinical development program for ABP-450 that was primarily focused on safety to support any clinical indication. Subsequently, Evolus completed a comprehensive clinical development program of the same botulinum toxin complex and has received approval from regulatory authorities in the United States, the European Union and Canada to market and sell Jeuveau® in the United States and Nuceiva® in Canada and the European Union for the temporary improvement in the appearance of moderate to severe glabellar, or frown lines in adults. Over 2,100 adult subjects with moderate to severe glabellar lines at maximum frown participated in Evolus’ clinical development program, and each of Evolus’ Phase 3 clinical studies successfully met their respective primary safety and efficacy endpoints. While none of these preclinical or clinical programs specifically contemplated any therapeutic use of ABP-450, given that the FDA’s regulatory requirements are generally the same for the cosmetic or therapeutic use of a toxin, we believe that the positive data derived from these preclinical and clinical studies will support the clinical development and potential future safety labeling of ABP-450 for our 351(k) biosimilar program, across all labeled dose ranges.

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

We have never been profitable from operations and, as of March 31, 2026, we had an accumulated deficit of $482.6 million. We have never generated revenue from ABP-450. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the third quarter of 2026, including funds of $4.2 million received from the Second Closing. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Executive Overview

On March 6, 2026, the Company’s board of directors appointed John Bencich as the Company’s Chief Financial Officer, effective as of March 9, 2026 and principal financial officer, effective as of April 1, 2026. Mr. Bencich’s appointment is part of the Company’s strategic plan to strengthen its executive leadership team as it advances key regulatory and financing milestones.

Liquidity and Capital Resources and Going Concern

As disclosed further below in the section titled “Liquidity and Capital Resources,” we have incurred operating losses and negative cash flows from operating activities since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2026, we had reported cash and cash equivalents of $6.2 million and an accumulated deficit of $482.6 million. As a result of these conditions, management has concluded that substantial doubt about our ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that the financial statements included in this Report are issued. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure sources of financing and ultimately attain profitable operations.

Notice of Noncompliance

On February 3, 2025, the Company received a written notice of non-compliance (the “Notice”) from NYSE American stating that the Company is not in compliance with continued listing standards of Section 1003(a)(i) of the NYSE American Company Guide (the “Company Guide”), which requires stockholders’ equity of $2.0 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years (the “Minimum Requirement”), as defined in Section 1003(a)(i) of the Company Guide. Pursuant to the Notice, the Company reported a stockholders’ deficit of $32.1 million at September 30, 2024 and had losses in the two most recent fiscal years ended December 31, 2023 based on the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission on May 14, 2024, and the Company is not currently eligible for any exemption from the stockholders’ equity requirement in Section 1003(a) of the Company Guide, and as such, NYSE American deems the Company below compliance with the Minimum Requirement. As required by the Notice, the Company submitted a plan to regain compliance with the continued listings standards of the Company Guide (the “Plan”).

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

On March 31, 2026, the Company received an additional notice indicating that the Company is additionally not in compliance with Section 1003(a)(ii) of the Company Guide, which requires stockholders’ equity of $4.0 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. This determination was based on the Company’s reported stockholders’ deficit of approximately $55 million as of December 31, 2025, and losses from continuing operations and/or net losses in three of its four most recent fiscal years, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2026. This Notice reflects an expected progression of the Company’s previously disclosed compliance status following its 2025 year-end results. The Company remains subject to the terms of the original notice and continues to execute against the NYSE American approved Plan to regain compliance with NYSE American continued listing standards within the Plan Period. The additional notice does not have an immediate impact on the Company’s current listing, Plan Period, or Plan to regain compliance.

The Acceptance Letter has no immediate impact on the listing of the Company’s shares of Class A common stock, par value $0.0001 per share (the “Common Stock”), which will continue to be listed and traded on NYSE American during the Plan Period, subject to the Company’s compliance with the other listing requirements of NYSE American. The Common Stock will continue to trade under the symbol “AEON.” The Acceptance Letter does not affect the Company’s ongoing business operations or its reporting requirements with the Securities and Exchange Commission. The Company intends to consider available options to resolve the non-compliance with the Minimum Requirement by August 3, 2026. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Requirement.

Public Offering

On January 6, 2025, we entered into an underwriting agreement with Aegis Capital Corp. (“Aegis” or the “Underwriter”) pursuant to which the Company agreed to sell and issue, in an underwritten public offering (the “Offering”) 555,571 units, each consisting of (i) one (1) share of Common Stock, (ii) one (1) Series A Registered Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $45.00 (the “Series A Warrant”) and (iii) one (1) Series B Registered Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $45.00 (the “Series B Warrant”). Additionally, the Company granted Aegis a 45-day option to purchase additional shares of Common Stock and/or Series A Warrants and Series B Warrants of (i) up to 15.0% of the number of shares of Common Stock sold in the offering, (ii) up to 15.0% of the number of Series A Warrants sold in the offering and (iii) up to 15.0% of the number of Series B Warrants sold in the offering. The purchase price per additional share of Common Stock is equal to the public offering price of one unit (less $0.01 allocated to each full Series A Warrant or Series B Warrant), less the underwriting discount. The purchase price per additional Series A Warrant or Series B Warrant is $0.01. On January 7, 2025, Aegis exercised its over-allotment option with respect to 83,334 Series A Warrants and 83,334 Series B Warrants.

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

The first closing of the PIPE Financing occurred on November 18, 2025 (the “First Closing”). At the First Closing, we issued 1,964,905 PIPE Pre-Funded Warrants and received gross proceeds of $1.8 million. Following the approval of the PIPE Financing at the special shareholder meeting on January 21, 2026, and the consummation of the Exchange (as defined below), the second closing of the PIPE Financing occurred on January 27, 2026 (the “Second Closing”). Upon the Second Closing and the consummation of the Exchange, the Company issued to each Investor pursuant to the Securities Purchase Agreement, a warrant (the “True-Up Warrant”) to purchase the number of shares of common stock necessary for the Investor’s Post-Exchange Investment Percentage (as defined in the Securities Purchase Agreement) following the issuance of the Exchange Shares (as defined below) to be equal to the Investor’s Pre-Exchange Investment Percentage (as defined in the Securities Purchase Agreement) (rounded down to the nearest whole share of common stock), provided, however, that in no event shall the number of shares of common stock issuable under an Investor’s True-Up Warrant exceed the total number of PIPE Shares or PIPE Pre-Funded Warrant Shares issued or issuable to an Investor pursuant to the Securities Purchase Agreement. At the Second Closing, we issued 4,616,924 PIPE Pre-Funded Warrants, 6,581,829 PIPE Warrants and 6,581,829 True-Up Warrants to the Investors, and the Company received gross proceeds of $4.2 million. The Company intends to use the net proceeds from the PIPE Financing for general corporate purposes, including working capital.

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

Terms of the PIPE Pre-Funded Warrants, PIPE Warrants and True-Up Warrants

The PIPE Pre-Funded Warrants were offered in lieu of shares of common stock and each PIPE Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The PIPE Pre-Funded Warrants are immediately exercisable after issuance and may be exercised at any time until all the PIPE Pre-Funded Warrants are exercised in full.

Each PIPE Warrant is exercisable for the number of PIPE Shares, or pre-funded warrants in lieu of shares, purchased by each Investor under the Securities Purchase Agreement (but excluding any shares issuable upon the exercise of the True-Up Warrants), at an exercise price of $1.09392 per share and may only be exercised for cash. The PIPE Warrants are immediately exercisable after issuance and may be able to be exercised at any time until the five-year anniversary of the Second Closing.

Each True-Up Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The True-Up Warrants are immediately exercisable after issuance and may be able to be exercised at any time until all the True-Up Warrants are exercised in full.

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

Convertible Note Subscription

In March 2024, we entered into a subscription agreement with Daewoong (the “Subscription Agreement”) relating to our sale and issuance of the convertible notes (the “Convertible Note”) in the principal amount of up to $15.0 million, which are convertible into shares of common stock, subject to certain conditions and limitations set forth in each Convertible Note. Each Convertible Note contains customary events of default, accrues interest at an annual rate of 15.79% and has a maturity date that is three years from the funding date (the “Existing Maturity Date”), unless earlier repurchased, converted or redeemed in accordance with its terms prior to such date. Pursuant to the terms of the Subscription Agreement, we issued and sold to Daewoong convertible notes in the principal amount of $5.0 million and $10.0 million in March 2024 and April 2024, respectively (the “Existing Notes”).

On November 12, 2025, we entered into a binding term sheet (the “Term Sheet”) with Daewoong relating to the exchange (the “Exchange”) of the Existing Notes. On December 15, 2025, we entered into an Exchange Agreement (the “Exchange Agreement”) with Daewoong consistent with the terms of the Term Sheet pursuant to which the Existing Notes held by Daewoong were exchanged for (i) newly issued shares of common stock of the Company equal to (x) the principal and accrued interest of the Existing Notes as of the closing of the Exchange less (y) the principal amount of the New Convertible Note (as defined below), divided by $1.00, and then multiplied by 1.3 (and rounded down to the nearest whole share of common stock) and/or pre-funded warrants to purchase shares of common stock (the “Daewoong Pre-Funded Warrants”) in lieu of any shares of common stock that would result in Daewoong’s beneficial ownership of common stock exceeding 49.99% (the “Exchange Shares”), (ii) a new senior secured convertible note for $1.5 million (the “New Convertible Note”), and (iii) warrants to purchase up to 8.0 million shares of common stock at an exercise price of $1.09392 per share (the “Daewoong Warrants”).

The Daewoong Warrants, which are on the same terms as the PIPE Warrants, are exercisable at an exercise price of $1.09392 per share and may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be able to be exercised at any time until the five-year anniversary of the Second Closing. The Exchange Agreement provides that the Company nominate one designee of Daewoong to the Company’s board of directors to serve as a Class III director at the 2026 annual meeting of stockholders, of which the director designee is currently Seongsoo Park. Mr. Park currently serves on the Company’s board of directors and is scheduled for renomination at the 2026 annual meeting of stockholders. The Exchange was approved at the special meeting of shareholders on January 21, 2026.

New Convertible Note

The New Convertible Note contains customary events of default, accrues interest at an annual rate of 15.79% payable in cash at maturity and has a maturity date of April 12, 2030 (the “Maturity Date”), unless earlier converted or redeemed in accordance with its terms prior to such date. The Company may not prepay the New Convertible Note or accrued interest prior to the New Maturity Date.

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

If, prior to the New Maturity Date, the Company provides (i) written notice to Daewoong that it has publicly announced the submission of a BLA filing for ABP-450 as a biosimilar to Botox® (onabotulinumtoxinA) or (ii) a written notice that the Company has consummated a Change of Control (as defined in the New Convertible Note), Daewoong will have the right for thirty (30) days following receipt of either such notice, at Daewoong’s option (the “Optional Conversion”), to convert all (but not less than all) of the remaining outstanding portion of the New Convertible Note (subject to any limitations under the rules of NYSE American) into an amount of shares of common stock or pre-funded warrants equal to: (i) one and three tenths (1.3) multiplied by (ii) the quotient of (a) the principal amount of the New Convertible Note and all accrued and unpaid interest to be converted divided by (b) the volume-weighted average trading per share price of common stock over the five (5) trading days prior to the Company’s receipt of Daewoong’s written notice of exercise of the Optional Conversion.

The New Convertible Note included a covenant that restricts the Company’s and AEON Biopharma Sub Inc.’s (the “AEON Sub”) ability to issue debt securities senior or pari passu to such New Convertible Note without Daewoong’s prior written consent. The New Convertible Note also included a covenant that restricts the Company and AEON Sub’s ability to issue debt securities junior to such New Convertible Note except as expressly permitted under a security agreement to be entered into between the Company, AEON Sub and Daewoong in connection with Closing.

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

Amendment to License Agreement

In connection with the Exchange, on January 21, 2026, the Company entered into a Fifth Amendment to the License and Supply Agreement (the “License Agreement Amendment”) with Daewoong, which amends the Daewoong Agreement, by and between the Company and Daewoong, dated December 20, 2019, as amended on July 29, 2022, January 8, 2023, April 24, 2023 and March 19, 2024. Pursuant to the terms of the License Agreement Amendment, the definition of “Notes” reflects the Exchange and the Termination Purchase Right (as defined in the License Agreement Amendment) will terminate and expire upon Daewoong’s sale of 50% of its common stock, including common stock held by its affiliates and common stock that would be issued upon conversion of the New Convertible Note. The License Agreement, as amended from time to time, also provides that the License Agreement will terminate if, over any six-month period, (a) we cease to commercialize ABP-450 in certain territories specified in the License Agreement and (b) we cease to advance any clinical studies of ABP-450 in such territories. Additionally, the License Agreement also provides that, in the event that the License Agreement is terminated for the foregoing reasons, Daewoong will have the right to purchase all Know-How (as defined in the License Agreement) related to ABP-450 for a price of $1.00.

ATM Offering of Common Stock

From April 1, 2026 through May 11, 2026, the Company issued 1,004,153 shares under the ATM for net proceeds of $0.9 million, and approximately $47.0 million of common stock remained available to be sold under the ATM.

Components of Our Results of Operations

Revenue

We have generated no revenue from the sale of products and do not anticipate deriving any product revenue unless and until we receive regulatory approval for, and are able to successfully commercialize, ABP-450.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, consist primarily of compensation for personnel, including stock-based compensation, management, finance, legal, and regulatory functions. Other SG&A expenses include travel expenses, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. Additionally, we anticipate continued costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of NYSE American and the SEC, insurance, and investor relations costs. We expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If ABP-450 obtains United States regulatory approval for any indication, we expect that we would incur significantly increased expenses associated with building a sales and marketing team and funding commercial activities.

Research and Development Expenses

Our R&D expenses are primarily attributed to the development of ABP-450 as a biosimilar product in the United States through a Section 351(k) BLA, using AbbVie Inc.’s product Botox® as a proposed reference product for all of the indications for which Botox® is approved, other than the cosmetic uses for which we do not hold development or commercialization rights, which may include initiating a comparability study of ABP-450 in one or more of the indications currently approved for use by the proposed reference product. Due to the stage of our development and our ability to use resources across all of our programs, most of our R&D costs are not recorded on a program-specific basis. We expect our R&D expenses to increase as we develop and seek regulatory approval of ABP-450. R&D expenses associated with these activities may include third-party costs such as expenses incurred under agreements with clinical research organizations, the cost of consultants who assist with the development of ABP-450 on a program-specific basis, investigator grants, sponsored research, product costs in connection with acquiring ABP-450 from Daewoong and Botox® for use in conducting preclinical and clinical studies, and other third-party expenses attributable to the development of our product candidates.

R&D activities will be critical to achieving our business strategy. The biosimilar pathway will require significant costs in order to design, execute and complete the primary structural analysis and all supportive comparability analyses. Any clinical studies, such as a comparability study in any of the indications currently approved for use by the proposed reference product, will generally incur greater development costs than those programs incurred in the earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical studies. We expect our R&D expenses to be significant over the next years as we pursue the development of ABP-450 as a biosimilar and seek regulatory approval using Botox® as the reference product. As a result, we are unable to determine the duration and completion costs of our programs or when and to what extent we will generate revenue from commercialization and sale of any of our product candidates. Our R&D activities may be subject to change from time to time as we evaluate our strategic plan, priorities and available resources.

Change in Fair Value of Contingent Consideration

The Company determined that the Contingent Consideration would be classified as a liability on the condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive (loss) income.

The Company recognized gains of $4 thousand and $3.5 million for the three months ended March 31, 2026 and 2025, respectively, related to the change in the fair value of the contingent consideration related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares. The gains were primarily due to impact of stock price fluctuation period over period.

Other (Loss) Income, Net

Other (loss) income, net primarily consists of gains and losses resulting from the remeasurement of the fair value of our convertible notes, warrant liabilities, issuance of warrants, loss on derivative liability, each described below, at each balance sheet date.

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

Change in fair value of warrants – Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and comprehensive (loss) income. The significant unobservable input assumptions that can significantly change the fair value included (i) stock price, (ii) risk-free rate, (iii) volatility and (iv) term of warrant.

Loss on issuance of warrants – the Company’s issued Series A Warrants and Series B Warrants in the first quarter of 2025 had grant date fair values of $94.0 million on January 7, 2025 and was recorded as a liability as of the grant date. Proceeds were allocated to the warrant liability based on the fair value as of grant date of the Series A Warrants and Series B Warrants of $94.0 million. As the fair value of the warrants issued was greater than the proceeds received, the Company recognized a loss on issuance of warrants of $75.6 million.

Loss on derivative liability – In connection with the First Closing of the PIPE Financing occurring in the fourth quarter of 2025, the Company determined that the PIPE Financing included derivative liabilities to issue a variable number of warrants at a future date, and as such, recorded derivative liability for the tranche right obligation, PIPE Warrants and True-up Warrants on the condensed consolidated balance sheets in the fourth quarter of 2025. For the First Closing, proceeds were allocated to the derivative liability based on the fair value as of the grant date of $12.4 million. As the fair value of the derivatives issued are greater than the proceeds received, the Company recognized a loss on derivative liability issued of $10.6 million in the fourth quarter of 2025. Additionally, the subsequent changes in fair value of the derivative liability was a loss of $2.5 million and was recorded in the condensed consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2025. For the three months ended March 31, 2026, the Company recognized change in fair value of derivative liability of $1.7 million. Upon the Second Closing, the Company satisfied the obligations underlying the derivative, and the derivative liability was derecognized from the condensed consolidated balance sheet. In connection with the Second Closing, the Company satisfied the obligations underlying the derivative liability, and the fair value of the derivative liability upon the Second Closing of $16.6 million plus the proceeds of $4.2 million received in the Second Closing were allocated to the PIPE Warrants at grant date fair value of $7.4 million, and the residual value of $13.4 million was allocated between the PIPE Pre-funded Warrants and the True-up Warrants based on relative fair value to additional paid in capital on the condensed consolidated balance sheets.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Selling, general and administrative	$3,903	$3,125
Research and development	2,034	825
Change in fair value of contingent consideration	(4)	(3,488)
Total operating costs and expenses	5,933	462
Loss from operations	(5,933)	(462)
Other (loss) income:
Change in fair value of convertible notes	(8,727)	(1,631)
Change in fair value of warrants	4,656	86,729
Loss on issuance of warrants	—	(75,644)
Loss on extinguishment of debt	(76)	—
Loss on derivative liability	(1,743)	—
Other income, net	30	103
Total other (loss) income, net	(5,860)	9,557
(Loss) income before taxes	(11,793)	9,095
Income taxes	—	—
Net (loss) income	$(11,793)	$9,095
Basic and diluted net (loss) income per share	$(0.29)	$2.28
Weighted average shares of common stock outstanding used to compute basic and diluted net (loss) income per share	40,614,087	3,984,876

Comparison of the three months ended March 31, 2026 and 2025

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $3.9 million for the three months ended March 31, 2026, resulting in an increase of $0.8 million, or 26%, compared to $3.1 million during the three months ended March 31, 2025. The increase in SG&A expenses was primarily attributable to increases in payroll-related expenses including bonuses achieved in the current year compared to prior year, stock-based compensation related to RSUs issued in the first quarter of 2026, and increase in professional and legal fees for strategy consulting and financing activities.

Research and Development (R&D) Expenses

R&D expenses were $2.0 million for the three months ended March 31, 2026, an increase of $1.2 million, or 150%, compared to $0.8 million for the three months ended March 31, 2025. The increase was primarily attributable to increases in biosimilar R&D consulting expense, payroll-related expenses including bonuses achieved in the current year compared to prior year and stock-based compensation related to RSUs issued in the first quarter of 2026.

Change in Fair Value of Contingent Consideration

The Company recognized gain of de minimis and $3.5 million for the three months ended March 31, 2026 and 2025, respectively, related to the change in the fair value of the contingent consideration related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares. The gain was primarily due to decreases in the Company’s stock price, resulting in decreases in fair value of the contingent consideration as of each reporting period.

Other (Loss) Income, Net

Other (loss) income, net primarily consist of gains and losses resulting from the remeasurement of the fair value of our convertible notes and warrant liabilities, issuance of warrants, loss on extinguishment of debt and loss on derivative liability, each described below.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the condensed consolidated statement of operations and comprehensive (loss) income. The Company recognized losses of $8.7 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively, primarily due to changes in conversion probabilities of the Daewoong convertible notes and changes in the Company’s stock price. On January 21, 2026, the Exchange Agreement resulted in the extinguishment of debt of $76 thousand.

Change in fair value of warrants – Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and comprehensive (loss) income. For the three months ended March 31, 2026 the Company recognized gain of $4.7 million primarily related to change in fair value of the Daewoong warrants and PIPE Warrants, compared to a gain of $86.7 million for the three months ended March 31, 2025 primarily due to fair value of the Series A Warrants and Series B Warrants issued and due to fluctuations in stock price and decrease in warrants outstanding due to cashless exercise of Series B Warrants in the first quarter of 2025.

Loss on issuance of warrants – The Company issued Series A Warrants and Series B Warrants in the first quarter of 2025 related to the Offering in that had grant date fair values of $94.0 million on January 7, 2025 and was recorded as a liability as of grant date. Proceeds were allocated to the warrant liabilities based on the fair value as of grant date of the Series A Warrants and Series B Warrants of $94.0 million. As the fair value of the Series A Warrants and Series B Warrants issued were greater than the proceeds received, the Company recognized a loss on issuance of warrants of $75.6 million.

Loss on derivative liability – In connection with the First Closing of the PIPE Financing occurring in the fourth quarter of 2025, the Company determined that the PIPE Financing included derivative liabilities to issue a variable number of warrants at a future date, and as such, recorded derivative liability for the tranche right obligation, PIPE Warrants and True-up Warrants on the condensed consolidated balance sheets in the fourth quarter of 2025. For the First Closing, proceeds were allocated to the derivative liability based on the fair value as of grant date of $12.4 million. As the fair value of the derivatives issued are greater than the proceeds received, the Company recognized a loss on derivative liability issued of $10.6 million in the fourth quarter of 2025. Additionally, the subsequent changes in fair value of the derivative liability was a loss of $2.5 million and was recorded in the condensed consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2025. For the three months ended March 31, 2026, the Company recognized change in fair value of derivative liability of $1.7 million. Upon the Second Closing, the Company satisfied the obligations underlying the derivative, and the derivative liability was derecognized from the condensed consolidated balance sheet.

Liquidity and Capital Resources

Our primary sources of capital have been debt and equity financing. We have experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of March 31, 2026, we had reported cash and cash equivalents of $6.2 million and an accumulated deficit of $482.6 million.

On January 6, 2025, we entered into the Underwriting Agreement with Aegis pursuant to which the Company agreed to sell and issue shares of common stock and certain Series A Warrants and Series B Warrants. The closing of the Offering occurred on January 7, 2025, and the Company received net proceeds of approximately $18.3 million from the Offering.

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

On December 15, 2025, we entered into the Exchange Agreement with Daewoong consistent with the terms of the Term Sheet pursuant to which the Existing Notes held by Daewoong would be exchanged for (i) newly issued shares of common stock of the Company equal to (x) the principal and accrued interest of the Existing Notes as of the closing of the Exchange less (y) the principal amount of the New Convertible Note, divided by $1.00, and then multiplied by 1.3 (and rounded down to the nearest whole share of common stock) and/or Daewoong Pre-Funded Warrants in lieu of any shares of common stock that would result in Daewoong’s beneficial ownership of common stock exceeding 49.99% (the “Exchange Shares”), (ii) a new senior secured convertible note for $1.5 million (the “New Convertible Note”), and (iii) warrants to purchase up to 8.0 million shares of common stock at an exercise price of $1.09392 per share (the “Daewoong Warrants”). The Daewoong Warrants, which contain the same terms as the PIPE Warrants, are exercisable at an exercise price of $1.09392 per share and may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be able to be exercised at any time until the five-year anniversary of the Second Closing.

We are a biopharmaceutical company seeking accelerated and full-label U.S. market entry by developing our ABP-450 as a biosimilar through submission of a BLA under Section 351(k), using AbbVie Inc.’s product Botox® as a proposed reference product for all of the indications for which Botox® is approved, other than the cosmetic uses for which we do not hold development or commercialization rights. We held an initial meeting with the FDA in the third quarter of 2024 during which we obtained feedback from the FDA on next steps to develop a Botox® biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a BPD Type 2a meeting with the FDA that was held on January 21, 2026. During the meeting, the FDA reviewed the Company’s proposed analytical similarity strategy under the 351(k) biosimilar pathway. The FDA acknowledged the scientific challenges associated with characterizing a 900 kDa botulinum neurotoxin complex, provided constructive feedback on our proposed development approach and analytical assessment plan, and noted that our analytical methodologies appeared reasonable to support advancement of the program toward a comprehensive analytical similarity package. We believe this feedback provides a clear framework for the remaining analytical components of our biosimilar development program and plan to complete the majority of our analytical comparability program in 2026. We are currently planning to request a BPD Type 2b meeting in 2026 to discuss the next phase of the development program to support approval of ABP-450 as a biosimilar to Botox® across all approved therapeutic indications. However, the commencement of additional studies, preparation for the potential BPD meeting and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders.

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

We may receive additional capital from the cash exercise of the SPAC Warrants, Series A Warrants, Series B Warrants, Odeon Warrants, PIPE Warrants and Daewoong Warrants. However, the exercise price of such warrants range from $1.09 to $828.00 per warrant and the last reported sales price of our common stock on May 11, 2026 was $0.882. The likelihood that holders of the warrants will exercise their respective warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our common stock after effectiveness of the registration statement related thereto registering the issuance of common stock underlying such warrants. If the trading price for our common stock does not maintain a price above the exercise price per share, we do not expect holders to exercise their respective warrants for cash. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of such warrants when planning for our operational funding needs. Additionally, the SPAC Warrants and Series B Warrants may be exercised on a cashless basis at any time and we will not receive any proceeds from such exercise, even if such warrants are in-the-money.

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

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $2.6 million, consisting primarily of a net loss of $11.8 million, non-cash gain of $7.8 million and changes in operating assets and liabilities of $1.4 million. Non-cash gain primarily consists of $8.7 million related to an increase in the fair value of convertible notes, $1.9 million related to stock-based compensation expense for our executives and directors, $1.7 million loss on derivative liability related to the Second Closing of the PIPE Financing, offset by $4.7 million related to decreases in the fair value of warrants. The change in operating assets and liabilities is primarily due to modification of cash-settled restricted stock units to equity-settled restricted stock units in the first quarter of 2026.

Net cash used in operating activities for the three months ended March 31, 2025 was $7.9 million, consisting primarily of a net income of $9.1 million and non-cash charges of $11.2 million, consisting primarily of $86.7 million related to decreases in the fair value of warrants and $3.5 million related to a decrease in the fair value of contingent consideration, offset by $75.6 million loss on issuance or warrants, $1.7 million related to stock-based compensation expense for our executives and directors and $1.6 million related to and an increase in the fair value of convertible notes.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 were zero and a de minimis amount, respectively, related to the purchase of property and equipment in 2025.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $5.9 million, primarily from proceeds from the PIPE Financing and ATM, compared to $18.3 million for the three months ended March 31, 2025, primarily related to the public offering in the first quarter of fiscal 2025.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. As of March 31, 2026, there have been no changes to our critical accounting policies from those reported on our Annual Report on Form 10-K.

JOBS Act; Smaller Reporting Company

We are an emerging growth company, as defined in the Securities Act, as modified by the JOBS Act. For so long as we remain an emerging growth company, we are permitted and intend to rely on certain exemptions from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. In particular, in this Report, we have provided only two years of interim financial statements that would be required if we were not an emerging growth company. Section 102(b)(2) of the JOBS Act allows us to delay adoption of the new or revised accounting standards until those standards apply to non-public business entities. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

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

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”), in their role as Principal Executive and Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2026. Our certifying officers concluded that our disclosure controls and procedures were effective as of March 31, 2026

Changes in Internal Control over Financial Reporting

Other than described above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter to which this Report relates that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 20, 2025, Aegis Capital Corp. (“Aegis”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to honor Aegis’s right of first refusal (the “ROFR”) when AEON raised capital through a self-directed private placement in public equity (“PIPE”). In the complaint, Aegis claimed that AEON misappropriated $1.59 million by not engaging Aegis as its underwriter or bookrunner in the PIPE and sought punitive damages and attorneys' fees. Aegis was unsuccessful in its attempts to obtain both a temporary restraining order and permanent injunction. In April 2026, AEON's motion to dismiss was granted with prejudice, which dismissal Aegis could choose to appeal.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 30, 2026, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

Date: May 14, 2026

AEON BIOPHARMA, INC.

By:	/s/ Robert Bancroft
Name:	Robert Bancroft
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Bencich
Name:	John Bencich
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jennifer Sy
Name:	Jennifer Sy
Title:	Chief Accounting Officer
(Principal Accounting Officer)