Form 10-Q
period 2026-06-30
AEON Biopharma, Inc.
filed 2026-08-12
CIK 1837607

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-40021

AEON Biopharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-3940478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

130 Vantis Dr.

Suite 170

Aliso Viejo, CA 92656

(Address of Principal Executive Offices)

(949) 354-6499

(Registrant’s telephone number)

5 Park Plaza, Suite 1750

Irvine, California 92614

(Former Address)

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

As of August 6, 2026, there were 49,882,790 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described below and elsewhere in this Report. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data and par value amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,431	$3,006
Prepaid expenses and other current assets	562	392
Total current assets	3,993	3,398
Property and equipment, net	123	162
Operating lease right-of-use asset	931	1,052
Other assets	863	948
Total assets	$5,910	$5,560
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,697	$942
Accrued clinical trials expenses	933	1,426
Accrued compensation	1,897	2,872
Other accrued expenses	1,815	1,657
Total current liabilities	7,342	6,897
Convertible notes at fair value, including related party amount of $1,755 and $34,600 at June 30, 2026 and December 31, 2025, respectively	1,755	34,600
Operating lease liability	757	893
Derivative liability	—	14,879
Warrant liabilities	11,367	3,276
Contingent consideration liability	27	42
Other liabilities	23	—
Total liabilities	21,271	60,587
Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Class A common stock, $0.0001 par value; 1,040,000,000 and 500,000,000 shares authorized at June 30, 2026 and December 31, 2025, and 26,307,211 and 12,105,902 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	10	9
Additional paid-in capital	468,396	415,783
Accumulated deficit	(483,767)	(470,819)
Total stockholders' deficit	(15,361)	(55,027)
Total liabilities and stockholders' deficit	$5,910	$5,560

See accompanying notes to the condensed consolidated financial statements.

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Selling, general and administrative	$2,991	$3,258	$6,893	$6,383
Research and development	2,938	1,064	4,973	1,889
Change in fair value of contingent consideration	(10)	16	(15)	(3,472)
Total operating costs and expenses	5,919	4,338	11,851	4,800
Loss from operations	(5,919)	(4,338)	(11,851)	(4,800)
Other (loss) income:
Change in fair value of convertible notes	(213)	(1,854)	(8,940)	(3,485)
Change in fair value of warrants	4,941	(542)	9,597	86,187
Loss on issuance of warrants	—	—	—	(75,644)
Loss on extinguishment of debt	—	—	(76)	—
Loss on derivative liability	—	—	(1,743)	—
Other income, net	36	92	65	195
Total other (loss) income, net	4,764	(2,304)	(1,097)	7,253
(Loss) income before taxes	(1,155)	(6,642)	(12,948)	2,453
Income taxes	—	—	—	—
Net (loss) income	$(1,155)	$(6,642)	$(12,948)	$2,453
Basic net (loss) income per share	$(0.02)	$(0.60)	$(0.28)	$0.32
Diluted net (loss) income per share	$(0.02)	$(0.60)	$(0.28)	$0.31
Weighted average shares of common stock outstanding used to compute basic net (loss) income per share	50,530,946	11,090,809	45,599,911	7,557,472
Weighted average shares of common stock outstanding used to compute diluted net (loss) income per share	50,530,946	11,090,809	45,599,911	7,848,566

See accompanying notes to the condensed consolidated financial statements.

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data) (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	12,105,902	$9	$415,783	$(470,819)	$(55,027)
Net loss	—	—	—	(12,948)	(12,948)
Issuance of pre-funded warrants related to PIPE financing	—	—	13,437	—	13,437
Issuance of shares related to at-the-market offering, net	2,282,929	—	2,551	—	2,551
Issuance of shares related to exchange of convertible notes	11,918,380	1	31,488	—	31,489
Modification of cash-settled restricted stock units	—	—	1,952	—	1,952
Stock-based compensation expense	—	—	3,185	—	3,185
Balance as of June 30, 2026	26,307,211	$10	$468,396	$(483,767)	$(15,361)

Balance as of January 1, 2025	555,511	$4	$403,024	$(431,597)	$(28,569)
Net income	—	—	—	2,453	2,453
Issuance of shares and reclassification of liability related to cashless warrant exercises	10,869,856	5	6,864	—	6,869
Issuance of shares related to at-the-market offering, net	112,503	—	84	—	84
Stock-based compensation expense	—	—	3,311	—	3,311
Balance as of June 30, 2025	11,537,870	$9	$413,283	$(429,144)	$(15,852)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 1, 2026	25,303,058	$10	$465,850	$(482,612)	$(16,752)
Net loss	—	$—	$—	$(1,155)	(1,155)
Issuance of shares related to at-the-market offering, net	1,004,153	$—	$887	$—	887
Stock-based compensation expense	—	$—	$1,659	$—	1,659
Balance as of June 30, 2026	26,307,211	$10	$468,396	$(483,767)	$(15,361)

Balance as of April 1, 2025	10,538,615	$9	$411,170	$(422,502)	$(11,323)
Net loss	—	—	—	(6,642)	(6,642)
Issuance of shares and reclassification of liability related to cashless warrant exercises	886,752	—	446	—	446
Issuance of shares related to at-the-market offering, net	112,503	—	84	—	84
Stock-based compensation expense	—	—	1,583	—	1,583
Balance as of June 30, 2025	11,537,870	$9	$413,283	$(429,144)	$(15,852)

See accompanying notes to the condensed consolidated financial statements.

AEON BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(12,948)	$2,453
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	39	39
Stock-based compensation expense	3,591	3,311
Loss on issuance of warrants	—	75,644
Loss on extinguishment of debt	76	—
Change in fair value of convertible notes	8,940	3,485
Change in fair value of warrants	(9,597)	(86,187)
Loss on derivative liability	1,743	—
Change in fair value of contingent consideration	(15)	(3,472)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(169)	(245)
Accounts payable	1,755	(2,003)
Accrued expenses and other liabilities	159	(3,018)
Other assets and liabilities	92	(7)
Net cash used in operating activities	(6,334)	(10,000)
Cash flows from investing activities:
Purchases of property and equipment	—	(4)
Net cash used in investing activities	—	(4)
Cash flows from financing activities:
Proceeds from PIPE financing	4,208	—
Proceeds from issuance of at-the-market shares, net	2,551	84
Proceeds from issuance of public offering shares, net	—	18,346
Net cash provided by financing activities	6,759	18,430
Net increase in cash	425	8,426
Cash and cash equivalents at beginning of period	3,006	13
Cash and cash equivalents at end of period	$3,431	$8,439
Supplemental disclosure of cash flow information:
Non-cash financing activities:
Settlement of convertible notes with common shares	$31,489	$—
Reclassification of derivative liability to equity and warrant liabilities in connection with PIPE financing	16,622	—
Modification of cash-settled restricted stock units	1,952	—
Cashless warrant exercises	$—	$6,864

See accompanying notes to the condensed consolidated financial statements.

AEON BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

Description of Business

AEON Biopharma, Inc. (“AEON” or the “Company”) is a biopharmaceutical company advancing its botulinum toxin complex, ABP-450, as a biosimilar to BOTOX® (onabotulinumtoxinA) to achieve full-label United States (“U.S.”) market entry for debilitating medical conditions. The Company is headquartered in Aliso Viejo, California.

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

Liquidity and Going Concern

The accompanying condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern. The Company has experienced recurring losses from operations and has a net capital deficiency and negative cash flows from operations since its inception. As of June 30, 2026, the Company reported cash and cash equivalents of $3.4 million and an accumulated deficit of $483.8 million. The Company expects to incur losses and use cash in its operations for the foreseeable future.

The Company is seeking full-label U.S. market entry by developing its ABP-450 as a biosimilar through submission of a BLA under Section 351(k), using AbbVie Inc.’s product BOTOX® as a proposed reference product for all of the indications for which BOTOX® is approved, other than the cosmetic uses for which the Company does not hold development or commercialization rights. The Company held an initial meeting with the FDA in the third quarter of 2024 during which it aligned with the FDA on next steps to develop a BOTOX® biosimilar. The Company commenced analytical studies in the fourth quarter of 2024 to prepare for a BPD Type 2a meeting with the FDA that was held in January 2026. During the meeting, the FDA reviewed the Company’s proposed analytical similarity strategy under the 351(k) biosimilar pathway, acknowledged the scientific challenges associated with characterizing a 900 kDa botulinum neurotoxin complex, provided constructive feedback on the Company’s proposed development approach and analytical assessment plan, and noted that the analytical methodologies appeared reasonable to support advancement of the program toward a comprehensive analytical similarity package. The Company believes this feedback provides a clear framework for the remaining analytical components of its biosimilar development program and plans to complete the majority of its analytical comparability program in 2026. The Company anticipates receiving written FDA feedback from a BPD Type 2b meeting in the second half 2026 regarding the next phase of the development program to support approval of ABP-450 as a biosimilar to BOTOX® across all approved therapeutic indications.

On August 14, 2024, the Company entered into an “at-the-market” sales agreement with Leerink Partners LLC (“Leerink Partners”) relating to an at-the-market offering program (the “ATM”), pursuant to which the Company may offer and sell, from time to time at its sole discretion, shares of common stock, registered pursuant to a shelf registration statement on Form S-3 (No. 333-281562) (as amended and supplemented, the “Registration Statement”) that the Securities and Exchange Commission (the “SEC”) declared effective on August 21, 2024, having aggregate gross proceeds of up to $50.0 million through Leerink Partners as sales agent. Any sales by the Company pursuant to the Registration Statement, including any sales pursuant to the ATM, will be subject to any limits imposed under applicable law, including General Instructions I.B.1 and I.B.6 of Form S-3. Leerink Partners is entitled to commission at a rate equal to 3.0% of the gross proceeds from sales of shares of common stock under the ATM. For the three and six months ended June 30, 2026, there were 1,004,153 shares and 2,282,929 shares, respectively, issued under the ATM for net proceeds of approximately $0.9 million and $2.6 million, respectively. As of June 30, 2026, the cumulative shares issued under the ATM were 2,661,939 shares, and net proceeds of approximately $3.0 million were received. Although the ATM agreement provides for aggregate gross sales of up to $50.0 million, the Company’s ability to make additional sales under the ATM is subject to applicable Form S-3 limitations, the continued availability of an effective registration statement, contractual restrictions, market conditions and other factors. Accordingly, the remaining nominal program amount should not be viewed as committed or currently available financing. The Company may cancel its at-the-market program at any time upon prior notice, pursuant to its terms.

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

In July 2026, the Company received aggregate net proceeds of approximately $13.6 million from the 2026 Offering and the subsequent over-allotment closing, subject to final closing-cost reconciliation. See Note 10 Subsequent Events for additional information.

The commencement of additional studies, preparation for future FDA meetings and any further development or commercialization of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders. As a result of these conditions, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern and to meet its obligations as they become due within one year after the date that these condensed consolidated financial statements are issued.

This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of the Company’s liabilities and commitments in the normal course of business. These condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty, including any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheets as of June 30, 2026, condensed consolidated statements of operations and comprehensive (loss) income and stockholders’ deficit for the three and six months ended June 30, 2026 and 2025, condensed consolidated statement of cash flows for the six months ended June 30, 2026 and 2025, and the related note disclosures are unaudited. The balance sheet information as of December 31, 2025 is derived from the audited financial statements. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP and, in management’s opinion, on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2026 and its results of operations and comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim period.

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

The table below shows a reconciliation of the Company’s net (loss) income, including the significant expense categories regularly provided to and reviewed by the CODM, as computed under U.S. GAAP to the Company’s total consolidated net (loss) income as reported in the condensed consolidated statement of operations and comprehensive (loss) income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Segment operating expenses:
Compensation and benefits	$2,851	$2,505	$5,980	$4,894
Professional and legal fees	677	1,167	2,119	2,386
Office and travel	317	285	618	515
Research and development	2,084	365	3,149	477
Total selling, general and administrative, and research and development	5,929	4,322	11,866	8,272
Change in fair value of contingent consideration	(10)	16	(15)	(3,472)
Total operating costs and expenses	5,919	4,338	11,851	4,800
Loss from operations	(5,919)	(4,338)	(11,851)	(4,800)
Other segment items:
Change in fair value of convertible notes	(213)	(1,854)	(8,940)	(3,485)
Change in fair value of warrants	4,941	(542)	9,597	86,187
Loss on issuance of warrants	—	—	—	(75,644)
Loss on extinguishment of debt	—	—	(76)	—
Loss on derivative liability	—	—	(1,743)	—
Other income, net	36	92	65	195
Total other segment items, net	4,764	(2,304)	(1,097)	7,253
(Loss) income before taxes	(1,155)	(6,642)	(12,948)	2,453
Income taxes	—	—	—	—
Segment net (loss) income	$(1,155)	$(6,642)	$(12,948)	$2,453

Risks and Uncertainties

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

Property and equipment, net, as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Furniture and fixtures	$199	$199
Equipment	241	241
Leasehold improvements	66	66
Property and equipment	506	506
Accumulated depreciation	(383)	(344)
Property and equipment, net	$123	$162

Other Accrued Expenses

Other accrued expenses were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Legal expenses	$27	$244
Excise tax liability	576	570
Operating lease liability - short term portion	263	252
Daewoong supplies & analytical testing	234	424
SG&A consulting expenses	127	9
R&D consulting expenses	482	80
Remaining other accrued expenses	106	78
Total other accrued expenses	$1,815	$1,657

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

Contingent Consideration

The Company accounts for its contingent consideration as either equity-classified or liability-classified instruments based on an assessment of the Contingent Consideration Shares' specific terms (as further defined in Note 6 Fair Value Measurements) and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based on the appropriate guidance, the Company determined that the Contingent Consideration would be classified as a liability on the condensed consolidated balance sheets and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive (loss) income.

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

The Company accrues the expenses for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company determines these estimates through discussion with internal personnel and outside service providers as to progress or stage of completion of trials or services pursuant to contracts with clinical research organizations and other service providers and the agreed-upon fee to be paid for such services. Payments made to outside service providers in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. There have been no material adjustments to the Company’s estimates for clinical trial expenses through June 30, 2026.

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

Since the Company was in a loss position for the three and six months ended June 30, 2026 and three months ended June 30, 2025, basic net loss per share is the same as diluted net loss per share as the inclusion of all potentially dilutive shares of common stock was anti-dilutive, while for the six months ended June 30, 2025, potentially dilutive securities were included in the diluted weighted average share count because their inclusion was dilutive.

Basic and diluted net (loss) income per share for the three and six months ended June 30, 2026 and 2025 were calculated as follows (in thousands, except share and per share amounts):

Three months ended June 30, 2026
Net loss	$(1,155)
Weighted average shares of common stock outstanding, basic and diluted	50,530,946
Net loss per share, basic and diluted	$(0.02)

Six months ended June 30, 2026
Net loss	$(12,948)
Weighted average shares of common stock outstanding, basic and diluted	45,599,911
Net loss per share, basic and diluted	$(0.28)

Three months ended June 30, 2025
Net loss	$(6,642)
Weighted average shares of common stock outstanding, basic and diluted	11,090,809
Net loss per share, basic and diluted	$(0.60)

Six months ended June 30, 2025
Net income	$2,453
Weighted average shares of common stock outstanding, basic	7,557,472
Net income per share, basic	0.32
Weighted average shares of common stock outstanding, diluted	7,848,566
Net income per share, diluted	$0.31

The following unweighted potentially dilutive securities outstanding have been excluded from the computation of diluted weighted average shares outstanding because such securities have an anti-dilutive impact:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Warrants	18,389,740	3,747,798	18,389,740	3,747,798
Common stock options and restricted stock units	11,535,322	461,962	11,535,322	170,869
Convertible notes	2,902,429	399,128	2,902,429	399,128
	32,827,491	4,608,888	32,827,491	4,317,795

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

Note 3. 2025 Public Offering

On January 6, 2025, the Company entered into an underwriting agreement with Aegis Capital Corp. (“Aegis” or the “Underwriter”) pursuant to which the Company agreed to sell and issue, in an underwritten public offering (the “2025 Offering”) 555,571 units, each consisting of (i) one (1) share of common stock, (ii) one (1) Series A Registered common warrant to purchase one (1) share of common stock per warrant (the “Series A Warrant”) at an exercise price of $45.00 (the “Exercise Price”) and (iii) one (1) Series B Registered common warrant to purchase one (1) share of common stock per warrant (the “Series B Warrant”) at an Exercise Price of $45.00. The closing of the 2025 Offering occurred on January 7, 2025. The Company received net proceeds of approximately $18.3 million from the 2025 Offering, after deducting the offering expenses payable by the Company, including the Underwriter’s fees and expenses.

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

There were no exercises of Series A Warrants and Series B Warrants during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, there were 295,584 and 3,438,095 Series B Warrants exercised in accordance with the alternative cashless exercise provision, respectively, resulting in the issuance of 886,752 and 10,314,285 shares of common stock, respectively. The fair value of the Series B Warrants exercised on the respective exercise dates for the three and six months ended June 30, 2025 was $0.4 million and $6.9 million. There were no Series A Warrants exercised during the three and six months ended June 30, 2025. As of June 30, 2026, there were 3,565,245 Series A Warrants and 62,263 Series B Warrants outstanding.

The Company recognized a loss on issuance of warrants in the first quarter of 2025 of $75.6 million, which reflects the fair value of the Series A Warrants and Series B Warrants in excess of the proceeds received. For the three and six months ended June 30, 2026 and 2025, the Company recognized $0.9 million, $1.2 million, $(0.5) million and $18.8 million, respectively, of income (expense) related to the change in fair value of the outstanding Series A Warrants, and $0.1 million, $0.1 million, $(5.6) million and $2.3 million, respectively, of income (expense) related to the change in fair value of the remaining outstanding Series B Warrants. Refer to Note 6 Fair Value Measurements for additional information.

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

Each PIPE Warrant is exercisable for the number of shares, or pre-funded warrants in lieu of shares, purchased by each Investor under the Securities Purchase Agreement (but excluding any shares issuable upon the exercise of the True-Up Warrants), at an exercise price of $1.09392 per share and may only be exercised for cash. The PIPE Warrants are immediately exercisable after issuance and may be exercised at any time until the five-year anniversary of the Second Closing.

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

In connection with the First Closing, the Company determined that the PIPE Financing included derivative liabilities to issue a variable number of warrants at a future date, and as such, recorded a derivative liability for the tranche right obligation to issue the PIPE Pre-Funded Warrants, PIPE Warrants, and True-Up Warrants with fair value in excess of the cash proceeds received in the Second Closing. For the First Closing, proceeds were allocated to the derivative liability based on the fair value as of grant date of $12.4 million. As the fair value of the tranche right obligation was greater than the proceeds received, the Company recognized a loss on derivative liability issued of $10.6 million in the fourth quarter of 2025. As of December 31, 2025, the derivative liability was $14.9 million. For the three and six months ended June 30, 2026, the Company recognized change in fair value of derivative liability of $1.7 million.

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

The PIPE Warrants were initially measured at fair value using a Black-Scholes calculation and recorded as a liability on the issuance date, and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive (loss) income. The changes in fair value of the derivative liability was a loss of $1.7 million, and was recorded in the condensed consolidated statement of operations and comprehensive (loss) income for the three and six months ended June 30, 2026. Refer to Note 6 Fair Value Measurements for additional information.

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

On November 12, 2025, the Company entered into the Term Sheet with Daewoong relating to the Exchange of the Convertible Notes. On December 15, 2025, the Company entered into the Exchange Agreement to which the Convertible Notes held by Daewoong would be exchanged for (i) newly issued shares of common stock of the Company equal to (x) the principal and accrued interest of the Convertible Notes as of the closing of the Exchange, less (y) the principal amount of the New Convertible Note, divided by $1.00, and then multiplied by 1.3 (and rounded down to the nearest whole share of common stock) and/or Daewoong Pre-Funded Warrants in lieu of any shares of common stock that would result in Daewoong’s beneficial ownership of common stock exceeding 49.99%, (ii) the New Convertible Note of $1.5 million, and (iii) the Daewoong Warrants to purchase up to 8.0 million shares of common stock at an exercise price of $1.09392 per share. At the closing of the Exchange, the number of Exchange Shares issued was 11,918,380 shares of common stock and 11,236,631 Daewoong Pre-Funded Warrants. Upon the closing of the Exchange, the Convertible Notes were immediately and automatically terminated. The Daewoong Warrants, which contain the same terms as the PIPE Warrants, are immediately exercisable after issuance at an exercise price of $1.09392 per share, may be exercised at any time until the five-year anniversary of the Second Closing and may only be exercised for cash. The Exchange was approved and executed upon approval at the special meeting of stockholders on January 21, 2026. The Exchange is accounted for as an extinguishment of debt and a loss on extinguishment of $76,000 was recognized upon the closing of the Exchange.

The Exchange Agreement required the Company to nominate one designee of Daewoong to the Company’s board of directors. Seongsoo Park was elected at the Company’s 2026 annual meeting of stockholders held on June 17, 2026 to serve as a Class III director until the Company’s 2029 annual meeting of stockholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal.

During the three and six months ended June 30, 2026 and June 30, 2025, the Company recognized zero, $8.7 million, $1.9 million and $3.5 million, respectively, of expense related to the increase in the fair value of the Convertible Notes.

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

The New Convertible Note was recognized at its fair value of $1.5 million on January 21, 2026. During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.3 million of expense related to the increase in the fair value of the new Convertible Note, respectively. As of June 30, 2026, the principal amount outstanding under the new Convertible Note was $1.5 million, with an estimated fair value of $1.8 million.

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

The 8.0 million Daewoong Warrants are substantially identical to the PIPE Warrants, which are exercisable at an exercise price of $1.09392 per share and may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be exercised at any time until the five-year anniversary of issuance. The Daewoong Warrants are liability classified and were recognized at their fair value of $10.3 million on January 21, 2026. As of June 30, 2026, the fair value of the Daewoong Warrant liability was $5.2 million. During the three and six months ended June 30, 2026, the Company recognized $2.2 million and $5.2 million of gain related to the decrease in the fair value of the Daewoong Warrants.

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

In determining the discount rate, management considered the note’s secured status, senior priority relative to other indebtedness, long contractual maturity, and the Company’s pre-revenue operating profile, and concluded that a discount rate in the range of 15.5% to 16.5% appropriately reflects market participant return requirements as of June 30, 2026.

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

The New Convertible Note was recognized at its fair value of $1.5 million on January 21, 2026. During the three and six months ended June 30, 2026, the Company recognized $0.2 million and $0.3 million of expense related to the increase in the fair value of the new Convertible Note. As of June 30, 2026, the principal amount outstanding under the new Convertible Note was $1.5 million, with an estimated fair value of $1.8 million. See Note 5 Daewoong Convertible Notes for more information.

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

The Company utilized the Probability-Weighted Expected Return Method (PWERM) model to value the contingent consideration based on earnout milestones, probability of forfeiture and success scenarios. For the three and six months ended June 30, 2026 and three months ended June 30, 2025, the Company recognized de minimis income related to the change in fair value of contingent consideration. For the six months ended June 30, 2025, the Company recognized $3.5 million of income related to the change in fair value of contingent consideration on the condensed consolidated statements of operations and comprehensive (loss) income, and primarily relates to the changes in the Company’s stock price during the period. As of June 30, 2026 and December 31, 2025, the contingent consideration liability was approximately $27,000 and $42,000, respectively.

Warrants

Private Placement Warrants related to the Closing

As of June 30, 2026 and December 31, 2025, there were 55,403 private placement warrants outstanding related to the closing of the Merger (“SPAC Warrants”). There were no SPAC Warrants exercised during the three and six months ended June 30, 2026 and 2025.

The SPAC Warrants are accounted for as a liability with changes in the fair value recorded to the condensed consolidated statement of operations and comprehensive (loss) income. The Company utilized the Black-Scholes option pricing model (Level 3), which requires the input of subjective assumptions, including the Company’s stock price, expected volatility of the Company’s common stock, expected risk-free interest rate, and the option’s expected remaining life. The fair value of the SPAC Warrants as of June 30, 2026 and December 31, 2025 was de minimis. For the three and six months ended June 30, 2026 and 2025, the change in fair value of the SPAC Warrants was de minimis.

Series A Warrants and Series B Warrants

The measurement of fair value for the Series A Warrants and Series B Warrants was determined utilizing a Black-Scholes model considering all relevant assumptions as of each reporting period. The fair value on grant date was recorded as a liability on the condensed consolidated balance sheets, and changes in fair value are recognized at each reporting period on the condensed consolidated statement of operations and comprehensive (loss) income.

The table below summarizes the significant assumptions as of each reporting period:

	June 30,		December 31,
	2026		2025
	Series A	Series B	Series A	Series B
	(Level 3)	(Level 3)	(Level 3)	(Level 3)
Stock Price	$0.72	$0.72	$1.10	$1.10
Exercise Price	8.06	—	8.06	8.06
Expected volatility	159.3%	88.7%	160.0%	200.0%
Risk-free interest rate	4.2%	4.0%	3.6%	3.5%
Expected life (in years)	3.7	1.0	4.0	1.5
Expected dividend yield	—	—	—	—

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

For the three and six months ended June 30, 2026 and 2025, the Company recognized $0.9 million, $1.2 million, $(0.5) million and $18.8 million of income (expense) related to the change in fair value of the outstanding Series A Warrants, respectively, and

$50,000, $71,000 and $(5.6) million, $2.3 million of income (expense) related to the change in fair value of the remaining outstanding Series B Warrants, respectively.

A summary of activity for the Company’s issued and outstanding Series A Warrants and Series B Warrants for the six months ended June 30, 2026 and 2025 are as follows:

	Series A	Series B

Issued and Outstanding, January 1, 2026	3,565,245	62,263
Number of warrants issued	—	—
Number of warrants exercised	—	—
Issued and Outstanding, June 30, 2026	3,565,245	62,263

	Series A	Series B

Issued and Outstanding, January 1, 2025	—	—
Number of warrants issued	3,565,245	3,565,245
Number of warrants exercised	—	(3,438,095)
Issued and Outstanding, June 30, 2025	3,565,245	127,150

Odeon Warrants

In October 2025, the Company entered into a settlement agreement with Odeon Capital Group LLC to settle a lawsuit filed against the Company in exchange for $1.0 million in cash, $0.3 million shares of common stock and 125,000 warrants (the “Odeon Warrants”) with exercise price of $2.00 and a three-year term. The Company recorded a gain on settlement of $0.4 million to selling, general and administrative expenses on the condensed consolidated statement of operations and comprehensive (loss) income in the third quarter of 2025.

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

As of June 30, 2026, there were 125,000 Odeon Warrants outstanding with a fair value of $0.1 million. There were no exercises during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2026, the Company recognized de minimis and approximately $39,000 of income related to the decrease in the fair value of the Odeon Warrants.

PIPE Warrants and Daewoong Warrants

The PIPE Warrants and Daewoong Warrants were initially measured at fair value using a Black-Scholes calculation and recorded as a liability on the issuance date, and remeasured at each reporting period with changes to fair value recorded to the condensed consolidated statements of operations and comprehensive (loss) income. The PIPE Warrants and Daewoong Warrants had a grant date fair value of $7.4 million and $10.3 million, respectively.

As of June 30, 2026, there were 6.5 million PIPE Warrants and 8.0 million Daewoong Warrants outstanding. There were no exercises during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2026, the Company recognized a gain of $1.8 million and $3.1 million related to the decrease in the fair value of the PIPE Warrants. During the three and six months ended June 30, 2026, the Company recognized a gain of $2.2 million and $5.2 million, related to the decrease in the fair value of the Daewoong Warrants.

The table below summarizes the significant assumptions as of June 30, 2026 and respective issuance dates of the warrants:

	June 30,		January 27,	January 21,
	2026		2026	2026
	PIPE	Daewoong	PIPE	Daewoong
	(Level 3)	(Level 3)	(Level 3)	(Level 3)
Stock Price	$0.72	$0.72	$1.20	$1.36
Exercise Price	1.09	1.09	1.09	1.09
Expected volatility	159.3%	159.3%	160.0%	164.1%
Risk-free interest rate	4.2%	4.2%	3.6%	3.9%
Expected life (in years)	4.6	4.6	5.0	5.0
Expected dividend yield	—	—	—	—

Summary of Recurring Fair Value Measurements

The following details the Company’s recurring measurements for assets and liabilities at fair value (in thousands):

	Convertible Notes	Warrant Liabilities	Contingent Consideration	Derivative Liability
	(Level 3)	(Level 3)	(Level 3)	(Level 3)

Balance, January 1, 2026	$34,600	$3,276	$42	$14,879
Issuance of warrants	—	17,688	—	—
Change in fair value	8,940	(9,597)	(15)	1,743
Exchange of convertible notes	(41,785)	—	—	—
Settlement of derivative liability	—	—	—	(16,622)
Balance, June 30, 2026	$1,755	$11,367	$27	$—

	Convertible Notes	Warrant Liabilities	Contingent Consideration
	(Level 3)	(Level 3)	(Level 3)

Balance, January 1, 2025	$11,689	$1,187	$3,541
Issuance of warrants	—	93,986	—
Change in fair value	3,485	(86,187)	(3,472)
Warrant cashless exercise	—	(6,865)	—
Balance, June 30, 2025	$15,174	$2,121	$69

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

The following table summarizes supplemental balance sheet information related to the operating lease as of June 30, 2026 (in thousands):

Minimum lease payments by fiscal year
2026	$148
2027	307
2028	318
2029	329
Thereafter	—
Total future minimum lease payments	1,102
Less: Imputed interest	(82)
Present value of lease payments	1,020
Less: Current portion (included in other accrued expenses)	(263)
Noncurrent operating lease liability	$757
Operating lease right-of-use asset	$931
Remaining lease term in years	3.8
Discount rate	4.3%

The following table summarizes supplemental disclosures of operating cost and cash flow information related to operating leases for the three and six months ended June 30, 2026 and 2025 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of operating leases	$72	$72	$145	$145
Cash paid for operating leases	74	31	148	31

In the second quarter of 2026, the Company entered into a sublease agreement for its existing corporate office space. Under the terms of the sublease, the subtenant is expected to take occupancy in the third quarter of 2026, subject to customary conditions. The Company intends to occupy the space until the commencement of the sublease. As of June 30, 2026, the Company was actively negotiating lease terms for an alternative office space prior to the subtenant’s occupancy, which was finalized in July 2026. See Note 10 Subsequent Events for additional information.

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

The Company has recorded $0.4 million and $0.4 million as liabilities in accrued expenses and accounts payable on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively, for ABP-450 supplies and analytical testing performed by Daewoong. For the three and six months ended June 30, 2026 and 2025, the Company recorded de minimis amounts of research and development expenses on the condensed consolidated statement of operations and comprehensive (loss) income.

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

Note 8. Common Stock

In February 2025, the Company held a special stockholder meeting, at which stockholders voted, among other matters, to amend the Company’s Certificate of Incorporation, as amended and restated, to increase the number of authorized common stock from 500,000,000 to 1,040,000,000 shares of common stock at par value of $0.0001 per share. The holders of common stock are entitled to receive dividends whenever funds are legally available, when and if declared by the Company’s Board of Directors. No cash dividends have been declared through June 30, 2026. Each share of common stock is entitled to one vote.

All share and per-share amounts presented in these condensed consolidated financial statements and the accompanying notes have been retroactively adjusted for all periods presented to reflect the Company’s 1-for-72 reverse stock split effected on February 26, 2025, including outstanding shares, weighted-average shares, earnings per share, stock options, restricted stock units, warrants and applicable exercise prices.

Common Stock Reserved

The table below summarizes the Company’s reserved common stock for further issuance as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

Stock options issued and outstanding	158,005	158,005
Restricted stock units (unvested)	11,377,317	695,707
Shares available for future issuance under the stock incentive plans and employee stock purchase plan	6,233,147	328,642
Warrants	18,389,740	3,807,911
Pre-funded warrants	24,400,289	1,964,905
Contingent consideration	208,657	208,657
Convertible notes	2,902,429	23,155,011
Total common stock reserved	63,669,584	30,318,838

2023 Employee Stock Purchase Plan (“ESPP”)

The 2023 Employee Stock Purchase Plan assists eligible employees in acquiring a stock ownership interest of the Company’s common stock in consideration of the participating employees’ continued services. Eligible employees will be entitled to purchase, by means of payroll deductions, limited amounts of the Company’s common stock at a discount during periodic offering periods. There were 6,780 shares initially reserved for issuance under the 2023 ESPP, which shall automatically increase on January 1 of each calendar year beginning and including January 1, 2024 and ending on and including January 1, 2033, by an amount equal to the lesser of (i) 1.0% of the total number of shares of common stock issued and outstanding on January 1 of the year in which such increase is to occur, or (ii) such smaller number of shares of common stock as may be established by the Board of Directors. As of June 30, 2026, there were 149,036 shares available for issuance. There have been no shares issued under the 2023 ESPP.

Note 9. Share-based Compensation

2019 Incentive Award Plan

The following table summarizes stock option activity under the 2019 Incentive Award Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, January 1, 2026	47,955	$720.00
Options granted	—	—
Options forfeited	—	—
Outstanding, June 30, 2026	47,955	$720.00
Exercisable, June 30, 2026	47,516	$720.00

As of June 30, 2026 and December 31, 2025, the weighted average remaining contractual life of options outstanding and options exercisable was 4.6 years and 5.0 years, respectively.

During the three and six months ended June 30, 2026 and 2025, the Company recognized zero, $0.2 million, $0.4 million, and $0.9 million, respectively, of share-based compensation expense related to stock options granted.

As of June 30, 2026, there was no unrecognized compensation expense related to nonvested stock options.

The following table summarizes restricted stock units activity under the 2019 Award Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding, January 1, 2026	9,351	$780.48
Granted	—	—
Vested	(1,639)	—
Forfeited	—	—
Outstanding, June 30, 2026	7,712	$780.48

During the three and six months ended June 30, 2026 and 2025, the Company recognized $0.3 million, $0.6 million, $0.3 million and $0.6 million, respectively, of share-based compensation expense related to restricted stock units granted, excluding restricted stock units with earnout vesting criteria. For the restricted stock units with earnout vesting criteria, for the three and six months ended June 30, 2025, the Company recognized $0.1 million and $0.3 million, respectively, and in the third quarter of 2025, the Company determined that the earnout vesting criteria was no longer probable and as such, there was no share-based compensation expense during the three and six months ended June 30, 2026.

As of June 30, 2026, total unrecognized compensation expense related to nonvested restricted stock units, excluding restricted stock units with earnout vesting criteria, was $1.0 million, which is expected to be recognized over the weighted-average remaining requisite service period of 8 months. The unrecognized compensation expense for restricted stock units with the earnout criteria as of June 30, 2026 of $4.7 million will be recognized when the milestones are determined to be probable over the RSUs vesting term, calculated as the period from the date the milestone was determined to be probable and the expected achievement date of the milestone.

2023 Incentive Award Plan

As of June 30, 2026, there were 5,805,852 shares of common stock available for issuance under the Company’s 2023 Incentive Award Plan (the “2023 Award Plan”), which shall automatically increase on January 1 of each calendar year beginning and including January 1, 2027 and ending on and including January 1, 2033, by an amount equal to the lesser of (i) 5.0% of the total number of shares of common stock issued and outstanding on January 1 of the year in which such increase is to occur, or (ii) such smaller number of shares of common stock as may be established by the Board of Directors. The following table summarizes stock options activity under the 2023 Award Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2026	51,016	$242.14
Options granted	—	—
Options forfeited	—	—
Outstanding, June 30, 2026	51,016	$242.14
Exercisable, June 30, 2026	45,160	$169.94

The weighted average remaining contractual life of options outstanding and options exercisable as of June 30, 2026 and December 31, 2025 was 8.0 years and 8.5 years, respectively.

During the three and six months ended June 30, 2026 and 2025, the Company recognized $0.3 million, $0.8 million, $0.6 million, and $1.3 million respectively, of share-based compensation expense related to stock options granted. As of June 30, 2026, total unrecognized compensation expense related to nonvested stock options was $1.7 million, which is expected to be recognized over the weighted-average remaining requisite service period of 14 months.

The following table summarizes restricted stock units activity under the 2023 Award Plan:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, January 1, 2026	14,215	$60.05
Granted	12,041,479	0.92
Vested	(2,278,801)	—
Forfeited	—	—
Outstanding, June 30, 2026	9,776,893	$0.94

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

During the three and six months ended June 30, 2026 and 2025, the Company recognized $0.9 million, $1.4 million, $0.1 million, and $0.2 million stock-based compensation expenses related to restricted stock units granted, including cash-settled restricted stock units that were converted to share-settled restricted stock units in the first quarter of 2026.

As of June 30, 2026, total unrecognized compensation expense related to nonvested restricted stock units was $8.9 million, which is expected to be recognized over the weighted-average remaining requisite service period of 33 months.

2025 Employee Inducement Incentive Award Plan

As of June 30, 2026, there were 278,259 shares of common stock available for issuance under the 2025 Employee Inducement Incentive Award Plan (the “2025 Plan”), including 1,000,000 shares that were approved in March 2026 by the Company’s board of directors to be added to the 2025 Plan.

The following table summarizes stock options activity under the 2025 Plan:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2026	59,034	$0.41
Options granted	—	—
Options forfeited	—	—
Outstanding, June 30, 2026	59,034	0.41
Exercisable, June 30, 2026	14,758	$0.41

The weighted average remaining contractual life of options outstanding and options exercisable as of June 30, 2026 and December 31, 2025 was 8.8 years and 9.3 years, respectively. During the three and six months ended June 30, 2026, the Company recognized de minimis amounts of share-based compensation expense related to stock options granted. As of June 30, 2026, total unrecognized compensation expense related to nonvested stock options was approximately $15,000, which is expected to be recognized over the weighted-average remaining requisite service period of 34 months.

The following table summarizes restricted stock units activity under the 2025 Plan.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Outstanding, January 1, 2026	672,141	$0.65
Granted	990,566	0.89
Vested	(69,995)	—
Forfeited	—	—
Outstanding, June 30, 2026	1,592,712	$0.78

During the three and six months ended June 30, 2026, the Company recognized $0.1 million, $0.1 million, de minimis and de minimis, respectively, of share-based compensation expense related to restricted stock units granted. As of June 30, 2026, total unrecognized compensation expense related to nonvested restricted stock units was $1.0 million, which is expected to be recognized over the weighted-average remaining requisite service period of 36 months.

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

During the three and six months ended June 30, 2026 and 2025, the Company recognized $1.9 million, $3.8 million, $1.7 million and $3.4 million, respectively, of share-based compensation expense, of which $1.5 million, and $3.0 million, $1.3 million, $2.6 million, respectively, were in selling, general and administrative expenses, and $0.4 million, $0.8 million, $0.4 million and $0.8 million, respectively, were in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income. In connection with the converted restricted stock units, the Company reclassified $0.4 million from accrued compensation to additional paid-in capital.

Note 10. Subsequent Events

The Company has further evaluated subsequent events for recognition and remeasurement purposes as of and for the six months ended June 30, 2026. After review and evaluation, management has concluded that there were no material subsequent events as of the date that the financial statements were available to be issued, other than as disclosed below.

On July 13, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as representative of the several underwriters named therein (the “Representative”), relating to the Company's underwritten public offering (the “2026 Offering”) of (i) 17,851,599 shares (the “Shares”) of the Company's Class A common stock, par value $0.0001 per share (the “Common Stock”), and (ii) pre-funded warrants to purchase 24,837,008 shares of Common Stock (the “Pre-Funded Warrants”). Each share of Common Stock and each Pre-Funded Warrant was accompanied with (i) one two-year milestone warrant to purchase shares of Common Stock (the “Two-Year Milestone Warrant”) and (ii) one five-year milestone warrant to purchase shares of Common Stock (the “Five-Year Milestone Warrant”, collectively with the Two-Year Milestone Warrant, the “Milestone Warrants,” and together with the Pre-Funded Warrants, the “Warrants”). The combined public offering price was $0.3221 per share of Common Stock and accompanying Milestone Warrants and $0.3220 per Pre-Funded Warrant and accompanying Milestone Warrants. Pursuant to the Underwriting Agreement, the Company also granted the Representative a 30-day option to purchase up to 6,403,291 additional shares of Common Stock or Pre-Funded Warrants to purchase up to 6,403,291 shares of Common Stock in lieu thereof (or any combination thereof), accompanied by corresponding Milestone Warrants, solely to cover over-

allotments, if any (the “Over-Allotment”). The 2026 Offering closed on July 15, 2026. The Company received net proceeds of approximately $12.2 million from the 2026 Offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

On July 14, 2026, the Representative partially exercised the Over-Allotment to purchase Two-Year Milestone Warrants to purchase 6,403,290 shares of Common Stock and Five-Year Milestone Warrants to purchase 6,403,290 shares of Common Stock. On July 23, 2026, the Company issued and sold to the Underwriters pursuant to the Representative’s partial exercise of the Over-Allotment, 4,696,102 shares of the Company's Common Stock, for additional net proceeds of approximately $1.4 million, after deducting underwriting discounts and commissions.

The Company intends to use the net proceeds of the 2026 Offering and Over-Allotment for working capital and general corporate purposes, including conducting comparative analytical testing on ABP-450 to support biosimilarity to BOTOX®.

In July 2026, the Company entered into a non-cancellable lease agreement for new office space located in Aliso Viejo, California. The lease term commenced on August 1, 2026 and will continue for approximately three years, subject to renewal options as specified in the agreement. The lease provides for aggregate fixed lease payments of approximately $0.2 million over the lease term, excluding common area maintenance charges, taxes, insurance, and other variable payments. Upon lease commencement, the Company expects to recognize a right-of-use asset and a corresponding lease liability on its consolidated balance sheet in accordance with ASC 842, Leases. The Company is currently evaluating the accounting impact of the lease, including the initial measurement of the related right-of-use asset and lease liability. As of the date of issuance of these financial statements, the Company has not yet determined the final amounts to be recognized.

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

Company Overview

We are a biopharmaceutical company focused on developing ABP-450 as a biosimilar to BOTOX® (onabotulinumtoxinA) for therapeutic indications. Our strategy is to pursue biosimilarity across all clinically relevant dimensions of the reference product, including label breadth, dosing and dilution, clinical performance and physician workflow, in order to minimize switching friction for prescribers and payers, and to initially pursue regulatory approval in the United States through Section 351(k). We hold exclusive development and commercialization rights for ABP-450 in therapeutic indications across the United States, Canada, the European Union, the United Kingdom, and certain other international territories.

Building on this strategy, we are advancing ABP-450 through the 351(k) biosimilar pathway toward a potential BLA in the United States, targeting the therapeutic botulinum toxin market, which we estimate to be approximately $3.5 billion in 2026 and projected to grow at an annual growth rate of approximately 8%, according to Clarivate Therapeutic Botulinum Toxin Market Insights 2025. This large and continually growing market has historically been dominated by a single branded product, BOTOX®. We believe this market has remained highly concentrated in part due to the reference product’s broad label covering all twelve FDA- approved therapeutic indications, which has limited the adoption of competing products with narrower labels. Based on qualitative interviews conducted by a third-party market research firm with a small number of neurologists and payers, physicians reported operational complexity and economic constraints associated with existing therapeutic neurotoxins, including limited flexibility under buy-and-bill reimbursement dynamics and challenges associated with managing products with differing dosing, dilution and labeling requirements. These interviewees indicated that, despite these challenges, BOTOX® remains the predominant product due to its comprehensive label and established clinical workflows. We believe these dynamics may contribute to continued reliance on a single product and highlight the importance of a biosimilar approach designed for full-label alignment and workflow compatibility.

ABP-450 is the same botulinum toxin complex that is currently approved as a biosimilar in Mexico, India and the Philippines and, in the U.S., is approved to provide temporary improvement in the appearance of moderate to severe glabellar lines for certain adult patients and marketed by Evolus, Inc. under the name Jeuveau® in the U.S. and Nuceiva® in Canada and the European Union. We have established a highly experienced management team with specific experience in biopharmaceutical and botulinum toxin development and commercialization.

ABP-450 is manufactured by Daewoong Pharmaceutical Co., Ltd. (“Daewoong”) pursuant to a license and supply agreement under which we hold exclusive development and commercialization rights to ABP-450 for therapeutic indications in the United States, Canada, the European Union, the United Kingdom, and certain other international territories. ABP-450 is manufactured by Daewoong in a facility designed to be compliant with current Good Manufacturing Practice (“cGMP”) that has manufactured products approved by the U.S. Food and Drug Administration, Health Canada, and the European Commission. These facilities have been inspected by global regulatory authorities, including the FDA and EMA. The same botulinum toxin complex is commercially available in multiple international markets and is approved in the United States for aesthetic use under the brand name Jeuveau®. Our development program is focused exclusively on therapeutic indications, where we believe the biosimilar pathway may enable efficient development and broad label access, subject to regulatory review.

We believe the U.S. therapeutic neurotoxin market is characterized by a concentrated prescriber and payer base, which may enable an efficient commercialization approach. Based on third-party claims data analyses, a relatively small number of high-volume neurologists account for a significant portion of therapeutic neurotoxin utilization, and a limited number of payers cover a majority of treated patients. We believe this concentration may allow for targeted engagement strategies focused on key prescribers and payers.

We held an initial meeting with the FDA in the third quarter of 2024 during which we obtained feedback from the FDA on the next steps to develop a BOTOX® biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a BPD

Type 2a meeting with the FDA that was held in January 2026. During the meeting, the FDA reviewed the Company’s proposed analytical similarity strategy under the 351(k) biosimilar pathway. The FDA acknowledged the scientific challenges associated with characterizing a 900 kDa botulinum neurotoxin complex, provided constructive feedback on our proposed development approach and analytical assessment plan, and noted that our analytical methodologies appeared reasonable to support advancement of the program toward a comprehensive analytical similarity package. We believe this feedback provides a clear framework for the remaining analytical components of our biosimilar development program and plan to complete the majority of our analytical comparability program in 2026. We anticipate receiving written feedback from a BPD Type 2b meeting with the FDA in the second half of 2026 regarding the next phase of the development program to support approval of ABP-450 as a biosimilar to BOTOX® across all approved therapeutic indications.

The initial results from our analytical studies indicate a 100% amino acid sequence match confirmed between ABP-450 and BOTOX®, based on sequence coverage of 93% to 99% for the five proteins that comprise the 900 kDa botulinum toxin type A complex, using liquid chromatography/mass spectrometry (“LC/MS”) analysis of more than 3,400 amino acids across multiple lots of ABP-450 and BOTOX®, without any sequence deviations observed. Additionally, ABP-450 also demonstrated highly similar potency across two distinct assays (LD50 — an in vivo biological activity assay and CBPA — a cell-based potency assay) to support clinical dose predictability, comparable vial-to-vial active ingredient composition using ELISA — further supporting dose similarity and reliability, and functional cleavage of SNAP-25, consistent with the mechanism of action. These results contribute to our assessment of analytical similarity by characterizing key structural attributes of ABP-450 relative to the reference product and are intended to reduce residual uncertainty and potentially limit the need for further clinical assessments. Additional analytical and functional studies are ongoing as part of our broader analytical similarity assessment.

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

Prior to licensing the botulinum toxin complex to Evolus, Daewoong conducted a broad preclinical development program for ABP-450 and has received approval from over 69 regulatory authorities. Subsequently, Evolus completed a comprehensive clinical development program of the same botulinum toxin complex and has received approval in the United States, the European Union and Canada to market and sell Jeuveau® in the United States and Nuceiva® in Canada and the European Union for the temporary improvement in the appearance of moderate to severe glabellar, or frown lines in adults. Over 2,100 adult subjects with moderate to severe glabellar lines at maximum frown participated in Evolus’ clinical development program, and each of Evolus’ Phase 3 clinical studies successfully met their respective primary safety and efficacy endpoints. While none of these preclinical or clinical programs specifically contemplated any therapeutic use of ABP-450, given that the FDA’s regulatory requirements are generally the same for the cosmetic or therapeutic use of a toxin, we believe that the positive data derived from these preclinical and clinical studies will support the clinical development and potential future safety labeling of ABP-450 for our 351(k) biosimilar program, across all labeled dose ranges.

We plan to pursue approval of ABP-450 by submitting a Section 351(k) BLA that exclusively contemplates therapeutic indications for ABP-450, which we believe could improve provider reimbursement for ABP-450, if approved. Existing botulinum toxins, including BOTOX®, are approved under a single BLA for both therapeutic and cosmetic indications. As a result of this and other factors, other botulinum toxins are required to include the sales prices of both therapeutic and cosmetic botulinum toxin sales when calculating the average selling price, or ASP, that is used to determine the reimbursement amount physicians receive for therapeutic usage. The inclusion of a lower cosmetic sales price in the calculation of ASP can, in some cases, cause physicians that inject for therapeutic applications to lose money on the products they use when treating patients with existing botulinum toxins and also creates a deterrent to providing payors and/or providers with rebates or other financial incentives. If we are successful in obtaining approval of a Section 351(k) BLA for therapeutic indications of ABP-450, we believe this could facilitate more consistent reimbursement economics for providers administering ABP-450 in therapeutic settings while also providing greater flexibility to support contracting strategies with payors. Subject to pricing, reimbursement and formulary decisions, these characteristics may create greater alignment between provider reimbursement incentives and payor objectives to manage treatment costs. We believe such alignment, if achieved, could support adoption of ABP-450 in therapeutic indications. This pricing approach would be unique within the current therapeutic neurotoxin market and, we believe, could provide flexibility to offer competitive net pricing to payers while maintaining favorable reimbursement dynamics for providers. In addition, under the Medicare Part B buy-and-bill framework, biosimilars are generally reimbursed at the biosimilar’s own ASP plus an add-on payment equal to 6% of the reference product’s ASP, which, because the reference product typically has a higher ASP than the biosimilar, can result in a larger per-unit margin for providers administering the biosimilar relative to the reference product. However, our expected pricing model has not been finalized and may differ from current expectations.

We have never been profitable from operations and, as of June 30, 2026, we had an accumulated deficit of $483.8 million. We have never generated revenue from ABP-450. We have concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our financial statements without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the first quarter of 2027, including net proceeds of $13.6 million from the 2026 Offering and Over-Allotment that were received in July 2026. Any further development of ABP-450 for any indication, including the biosimilar pathway and any additional studies, will require additional funding, which may not be available to us on reasonable terms, or at all.

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

Liquidity and Capital Resources and Going Concern

As disclosed further below in the section titled “Liquidity and Capital Resources,” we have incurred operating losses and negative cash flows from operating activities since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2026, we had reported cash and cash equivalents of $3.4 million and an accumulated deficit of $483.8 million. In July 2026, we received aggregate net proceeds of approximately $13.6 million from the 2026 Offering and the subsequent over-allotment closing, subject to final closing-cost reconciliation. Based on our current operating plan, which does not assume any proceeds from future warrant exercises, additional ATM sales or other financings, we expect our existing cash and cash equivalents to fund operations into the first quarter of 2027. This estimate is subject to significant uncertainty, including the timing and cost of analytical studies, regulatory activities, clinical-startup work, payments to vendors and Daewoong, and other operating expenses. We will require additional capital before completing our planned development program, and there can be no assurance that financing will be available on acceptable terms or at all. As a result of these conditions, management has concluded that substantial doubt about our ability to continue as a going concern exists as conditions and events, considered in the aggregate, indicate that it is probable that we will be unable to meet our obligations as they become due within one year after the date that the financial statements included in this Report are issued. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure sources of financing and ultimately attain profitable operations.

Notice of Noncompliance

On February 3, 2025, the Company received a notice from NYSE American that it was not in compliance with Section 1003(a)(i) of the NYSE American Company Guide due to a stockholders’ deficit of $32.1 million as of September 30, 2024 and losses in two of its three most recent fiscal years. The Company subsequently submitted a plan to regain compliance, which NYSE American accepted on April 22, 2025, granting the Company until August 3, 2026 to regain compliance (the “Plan Period”). During the Plan Period, the Company remained subject to periodic review by NYSE American and its Class A common stock continued to trade on NYSE American under the symbol “AEON.”

On March 31, 2026, the Company received an additional notice that it was not in compliance with Section 1003(a)(ii) of the Company Guide due to a stockholders’ deficit of approximately $55 million as of December 31, 2025 and losses in three of its four most recent fiscal years. The additional notice did not affect the Company’s listing status, Plan Period, or previously accepted compliance plan.

On August 3, 2026, following completion of the July 2026 offering and related over-allotment exercise, the Company received notification from NYSE American that it had regained compliance with the continued listing standards, including the deficiencies previously identified under Sections 1003(a)(i) and 1003(a)(ii) of the Company Guide. The Company remains subject to NYSE American’s ongoing continued listing monitoring procedures.

2025 Public Offering

On January 6, 2025, we entered into an underwriting agreement with Aegis Capital Corp. (“Aegis” or the “Underwriter”) pursuant to which the Company agreed to sell and issue, in an underwritten public offering (the “2025 Offering”) 555,571 units, each consisting of (i) one (1) share of Common Stock, (ii) one (1) Series A Registered Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $45.00 (the “Series A Warrant”) and (iii) one (1) Series B Registered Common Warrant to purchase one (1) share of Common Stock per warrant at an exercise price of $45.00 (the “Series B Warrant”). Additionally, the Company granted Aegis a 45-day option to purchase additional shares of Common Stock and/or Series A Warrants and Series B Warrants of (i) up to 15.0% of the number of shares of Common Stock sold in the offering, (ii) up to 15.0% of the number of Series A Warrants sold in the offering and (iii) up to 15.0% of the number of Series B Warrants sold in the offering. The purchase price per additional share of Common Stock is equal to the public offering price of one unit (less $0.01 allocated to each full Series A Warrant or Series B Warrant), less the underwriting discount. The purchase price per additional Series A Warrant or Series B Warrant is $0.01. On January 7, 2025, Aegis exercised its over-allotment option with respect to 83,334 Series A Warrants and 83,334 Series B Warrants.

The closing of the 2025 Offering occurred on January 7, 2025. The Company received net proceeds of approximately $18.3 million from the 2025 Offering, after deducting the offering expenses payable by the Company, including the Underwriter’s fees and expenses.

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

The first closing of the PIPE Financing occurred on November 18, 2025 (the “First Closing”). At the First Closing, we issued 1,964,905 PIPE Pre-Funded Warrants and received gross proceeds of $1.8 million. Following the approval of the PIPE Financing at the special stockholder meeting on January 21, 2026, and the consummation of the Exchange (as defined below), the second closing of the PIPE Financing occurred on January 27, 2026 (the “Second Closing”). Upon the Second Closing and the consummation of the Exchange, the Company issued to each Investor pursuant to the Securities Purchase Agreement, a warrant (the “True-Up Warrant”) to purchase the number of shares of common stock necessary for the Investor’s Post-Exchange Investment Percentage (as defined in the Securities Purchase Agreement) following the issuance of the Exchange Shares (as defined below) to be equal to the Investor’s Pre-Exchange Investment Percentage (as defined in the Securities Purchase Agreement) (rounded down to the nearest whole share of common stock), provided, however, that in no event shall the number of shares of common stock issuable under an Investor’s True-Up Warrant exceed the total number of PIPE Shares or PIPE Pre-Funded Warrant Shares issued or issuable to an Investor pursuant to the Securities Purchase Agreement. At the Second Closing, we issued 4,616,924 PIPE Pre-Funded Warrants, 6,581,829 PIPE Warrants and 6,581,829 True-Up Warrants to the Investors, and the Company received gross proceeds of $4.2 million.

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

Each True-Up Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The True-Up Warrants are immediately exercisable after issuance and may be exercised at any time until all the True-Up Warrants are exercised in full.

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

The Daewoong Warrants, which are on the same terms as the PIPE Warrants, are exercisable at an exercise price of $1.09392 per share and may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be exercised at any time until the five-year anniversary of the Second Closing. The Exchange Agreement provides that the Company nominate one designee of Daewoong to the Company’s board of directors to serve as a Class III director at the 2026 annual meeting of stockholders, of which the director designee is currently Seongsoo Park. Mr. Park currently serves on the Company’s board of directors. The Exchange was approved at the special meeting of stockholders on January 21, 2026.

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

The Daewoong Warrants are substantially identical to the PIPE Warrants, which are exercisable at an exercise price of $1.09392 per share and may only be exercised for cash. The Daewoong Warrants are immediately exercisable after issuance and may be exercised at any time until the five-year anniversary of issuance.

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

2026 Public Offering

On July 13, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Markets, LLC, as representative of the several underwriters named therein (the “Representative”), relating to the Company's underwritten public offering (the “2026 Offering”) of (i) 17,851,599 shares (the “Shares”) of the Company's Class A common stock, par value $0.0001 per share (the “Common Stock”), and (ii) pre-funded warrants to purchase 24,837,008 shares of Common Stock (the “Pre-Funded Warrants”). Each share of Common Stock and each Pre-Funded Warrant was accompanied with (i) one two-year milestone warrant to purchase shares of Common Stock (the “Two-Year Milestone Warrant”) and (ii) one five-year milestone warrant to purchase shares of Common Stock (the “Five-Year Milestone Warrant”, collectively with the Two-Year Milestone Warrant, the “Milestone Warrants,” and together with the Pre-Funded Warrants, the “Warrants”). The combined public offering price was $0.3221 per share of Common Stock and accompanying Milestone Warrants and $0.3220 per Pre-Funded Warrant and accompanying Milestone Warrants. Pursuant to the Underwriting Agreement, the Company also granted the Representative a 30-day option to purchase up to 6,403,291 additional shares of Common Stock or Pre-Funded Warrants to purchase up to 6,403,291 shares of Common Stock in lieu thereof (or any combination thereof), accompanied by corresponding Milestone Warrants, solely to cover over-allotments, if any (the “Over-Allotment”). The 2026 Offering closed on July 15, 2026. The Company received net proceeds of approximately $12.2 million from the 2026 Offering, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

On July 14, 2026, the Representative partially exercised the Over-Allotment to purchase Two-Year Milestone Warrants to purchase 6,403,290 shares of Common Stock and Five-Year Milestone Warrants to purchase 6,403,290 shares of Common Stock. On July 23, 2026, the Company issued and sold to the Underwriters pursuant to the Representative’s partial exercise of the Over-Allotment, 4,696,102 shares of the Company's Common Stock, for additional net proceeds of approximately $1.4 million, after deducting underwriting discounts and commissions.

The Company intends to use the net proceeds of the 2026 Offering and Over-Allotment for working capital and general corporate purposes, including conducting comparative analytical testing on ABP-450 to support biosimilarity to BOTOX®.

ATM Offering of Common Stock

For the six months ended June 30, 2026, the Company issued 2,282,929 shares under the ATM for net proceeds of $2.6 million. Although the ATM agreement provides for aggregate gross sales of up to $50.0 million, the Company’s ability to make additional sales under the ATM is subject to applicable Form S-3 limitations, the continued availability of an effective registration statement, contractual restrictions, market conditions and other factors. Accordingly, the remaining nominal program amount should not be viewed as committed or currently available financing. The Company may cancel its at-the-market program at any time upon prior notice, pursuant to its terms.

Components of Our Results of Operations

Revenue

We have generated no revenue from the sale of products and do not anticipate deriving any product revenue unless and until we receive regulatory approval for, and are able to successfully commercialize, ABP-450.

Operating Expenses

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation for personnel, including stock-based compensation, in management, finance, legal, and regulatory functions. Other SG&A expenses include travel expenses, market research and analysis, conferences and trade shows, professional services fees, including legal, audit and tax fees, insurance costs, general corporate expenses, and allocated facilities-related expenses. Additionally, we anticipate continued costs associated with being a public company, including expenses related to services associated with maintaining compliance with the requirements of NYSE American and the SEC, insurance, and investor relations costs. We expect to incur increased costs associated with establishing sales, marketing, and commercialization functions in advance of potential future regulatory approvals and commercialization of our product candidates. If ABP-450 obtains United States regulatory approval for any indication, we expect that we would incur significantly increased expenses associated with building a sales and marketing team and funding commercial activities.

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

The Company recognized de minimis change in fair value of contingent consideration for the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026. For the six months ended June 30, 2025, the Company recognized a gain of $3.5 million, related to the change in the fair value of the contingent consideration related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares. The gain was primarily due to decreases in the Company’s stock price, resulting in decrease in fair value of the contingent consideration as of the reporting period.

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

Loss on derivative liability – In connection with the First Closing of the PIPE Financing occurring in the fourth quarter of 2025, the Company determined that the PIPE Financing included derivative liabilities to issue a variable number of warrants at a future date, and as such, recorded derivative liability for the tranche right obligation, PIPE Warrants and True-Up Warrants on the condensed consolidated balance sheets in the fourth quarter of 2025. For the First Closing, proceeds were allocated to the derivative liability based on the fair value as of the grant date of $12.4 million. As the fair value of the derivatives issued are greater than the proceeds received, the Company recognized a loss on derivative liability issued of $10.6 million in the fourth quarter of 2025. Additionally, the subsequent changes in fair value of the derivative liability was a loss of $2.5 million and was recorded in the condensed consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2025. For the six months ended June 30, 2026, the Company recognized change in fair value of derivative liability of $1.7 million. Upon the Second Closing, the Company satisfied the obligations underlying the derivative, and the derivative liability was derecognized from the condensed consolidated balance sheet. In connection with the Second Closing, the Company satisfied the obligations underlying the derivative liability, and the fair value of the derivative liability upon the Second Closing of $16.6 million plus the proceeds of $4.2 million received in the Second Closing were allocated to the PIPE Warrants at grant date fair value of $7.4 million, and the residual value of $13.4 million was allocated between the PIPE Pre-Funded Warrants and the True-Up Warrants based on relative fair value to additional paid in capital on the condensed consolidated balance sheets.

Results of Operations

The following table summarizes our results of operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Selling, general and administrative	$2,991	$3,258	$6,893	$6,383
Research and development	2,938	1,064	4,973	1,889
Change in fair value of contingent consideration	(10)	16	(15)	(3,472)
Total operating costs and expenses	5,919	4,338	11,851	4,800
Loss from operations	(5,919)	(4,338)	(11,851)	(4,800)
Other (loss) income:
Change in fair value of convertible notes	(213)	(1,854)	(8,940)	(3,485)
Change in fair value of warrants	4,941	(542)	9,597	86,187
Loss on issuance of warrants	—	—	—	(75,644)
Loss on extinguishment of debt	—	—	(76)	—
Loss on derivative liability	—	—	(1,743)	—
Other income, net	36	92	65	195
Total other (loss) income, net	4,764	(2,304)	(1,097)	7,253
(Loss) income before taxes	(1,155)	(6,642)	(12,948)	2,453
Income taxes	—	—	—	—
Net (loss) income	$(1,155)	$(6,642)	$(12,948)	$2,453
Basic net (loss) income per share	$(0.02)	$(0.60)	$(0.28)	$0.32
Diluted net (loss) income per share	$(0.02)	$(0.60)	$(0.28)	$0.31
Weighted average shares of common stock outstanding used to compute basic net (loss) income per share	50,530,946	11,090,809	45,599,911	7,557,472
Weighted average shares of common stock outstanding used to compute diluted net (loss) income per share	50,530,946	11,090,809	45,599,911	7,848,566

Comparison of the three and six months ended June 30, 2026 and 2025

Operating Expenses

Selling, General and Administrative (SG&A) Expenses

SG&A expenses were $3.0 million for the three months ended June 30, 2026, resulting in a decrease of $0.3 million, or 9%, compared to $3.3 million during the three months ended June 30, 2025. The decrease in SG&A expenses was primarily attributable to a decrease in professional and legal fees in the second quarter of 2026 compared to the second quarter of 2025, slightly offset by increases in payroll-related expenses including accrued compensation expense in the current year compared to prior year and an increase in headcount in 2026 compared to the prior year.

SG&A expenses were $6.9 million for the six months ended June 30, 2026, resulting in an increase of $0.5 million, or 8%, compared to $6.4 million during the six months ended June 30, 2025. The increase in SG&A expenses was primarily attributable to stock-based compensation related to RSU’s issued in the first quarter of 2026, payroll-related expenses including accrued compensation expense in the current year compared to prior year, and an increase in professional fees.

Research and Development (R&D) Expenses

R&D expenses were $2.9 million for the three months ended June 30, 2026, an increase of $1.8 million, or 164%, compared to $1.1 million for the three months ended June 30, 2025. The increase was primarily attributable to increases in biosimilar R&D consulting expense and slight increase in compensation from new employees hired after second quarter of 2025.

R&D expenses were $5.0 million for the six months ended June 30, 2026, an increase of $3.1 million, or 163%, compared to $1.9 million for the six months ended June 30, 2025. The increase was primarily attributable to biosimilar R&D consulting expenses and payroll-related expenses including bonuses achieved in the current year compared to prior year and stock-based compensation related to RSUs issued in the first quarter of 2026.

Change in Fair Value of Contingent Consideration

The change in fair value of contingent consideration for the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 were de minimis. For the six months ended June 30, 2025, the Company recognized a gain of $3.5 million, related to the change in the fair value of the contingent consideration related to certain contingent provisions, restrictions and forfeiture provisions for Founder Shares and certain Participating Stockholders shares. The gain was primarily due to decreases in the Company’s stock price, resulting in decrease in fair value of the contingent consideration as of the reporting period.

Other (Loss) Income, Net

Other (loss) income, net primarily consist of gains and losses resulting from the remeasurement of the fair value of our convertible notes and warrant liabilities, issuance of warrants, loss on extinguishment of debt and loss on derivative liability, each described below.

Change in fair value of convertible notes – The Company elected the fair value option to account for its convertible notes, with the subsequent changes in fair value recorded in the condensed consolidated statement of operations and comprehensive (loss) income. The Company recognized losses of $8.9 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively, primarily due to changes in conversion probabilities of the Daewoong convertible notes and changes in the Company’s stock price. On January 21, 2026, the Exchange Agreement resulted in the extinguishment of debt of $76,000.

Change in fair value of warrants – Changes in the estimated fair value of our warrant liabilities are recognized as a non-cash gain or loss on the condensed consolidated statements of operations and comprehensive (loss) income. For the six months ended June 30, 2026 the Company recognized gain of $9.6 million primarily related to change in fair value of the Daewoong warrants and PIPE Warrants, compared to a gain of $86.2 million for the six months ended June 30, 2025 primarily due to fair value of the Series A Warrants and Series B Warrants issued and due to fluctuations in stock price and decrease in warrants outstanding due to cashless exercise of Series B Warrants in the first quarter of 2025.

Loss on issuance of warrants – The Company issued Series A Warrants and Series B Warrants in the first quarter of 2025 related to the 2025 Offering that had grant date fair values of $94.0 million on January 7, 2025 and was recorded as a liability as of grant date. Proceeds were allocated to the warrant liabilities based on the fair value as of grant date of the Series A Warrants and Series B Warrants of $94.0 million. As the fair value of the Series A Warrants and Series B Warrants issued were greater than the proceeds received, the Company recognized a loss on issuance of warrants of $75.6 million.

Loss on derivative liability – In connection with the First Closing of the PIPE Financing occurring in the fourth quarter of 2025, the Company determined that the PIPE Financing included derivative liabilities to issue a variable number of warrants at a future date, and as such, recorded derivative liability for the tranche right obligation, PIPE Warrants and True-Up Warrants on the condensed consolidated balance sheets in the fourth quarter of 2025. For the First Closing, proceeds were allocated to the derivative liability based on the fair value as of grant date of $12.4 million. As the fair value of the derivatives issued are greater than the proceeds received, the Company recognized a loss on derivative liability issued of $10.6 million in the fourth quarter of 2025. Additionally, the subsequent changes in fair value of the derivative liability was a loss of $2.5 million and was recorded in the condensed consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2025. For the six months ended June 30, 2026, the Company recognized change in fair value of derivative liability of $1.7 million. Upon the Second Closing, the Company satisfied the obligations underlying the derivative, and the derivative liability was derecognized from the condensed consolidated balance sheet.

Liquidity and Capital Resources

Our primary sources of capital have been debt and equity financing. We have experienced recurring losses from operations and have a net capital deficiency and negative cash flows from operations since our inception. As of June 30, 2026, we had reported cash and cash equivalents of $3.4 million and an accumulated deficit of $483.8 million.

On January 6, 2025, we entered into the Underwriting Agreement with Aegis pursuant to which the Company agreed to sell and issue shares of common stock and certain Series A Warrants and Series B Warrants. The closing of the 2025 Offering occurred on January 7, 2025, and the Company received net proceeds of approximately $18.3 million from the 2025 Offering.

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

In July 2026, we received aggregate net proceeds of approximately $13.6 million from the 2026 Offering and the subsequent over-allotment closing, subject to final closing-cost reconciliation.

We are a biopharmaceutical company seeking accelerated and full-label U.S. market entry by developing our ABP-450 as a biosimilar through submission of a BLA under Section 351(k), using AbbVie Inc.’s product BOTOX® as a proposed reference product for all of the indications for which BOTOX® is approved, other than the cosmetic uses for which we do not hold development or commercialization rights. We held an initial meeting with the FDA in the third quarter of 2024 during which we obtained feedback from the FDA on next steps to develop a BOTOX® biosimilar. We commenced analytical studies in the fourth quarter of 2024 to prepare for a BPD Type 2a meeting with the FDA that was held on January 21, 2026. During the meeting, the FDA reviewed the Company’s proposed analytical similarity strategy under the 351(k) biosimilar pathway. The FDA acknowledged the scientific challenges associated with characterizing a 900 kDa botulinum neurotoxin complex, provided constructive feedback on our proposed development approach and analytical assessment plan, and noted that our analytical methodologies appeared reasonable to support advancement of the program toward a comprehensive analytical similarity package. We believe this feedback provides a clear framework for the remaining analytical components of our biosimilar development program and plan to complete the majority of our analytical comparability program in 2026. We anticipate receiving written FDA feedback from a BPD Type 2b meeting in the second half of 2026 regarding the next phase of the development program to support approval of ABP-450 as a biosimilar to BOTOX® across all approved therapeutic indications. However, the commencement of additional studies, preparation for the potential BPD meeting and any further development of ABP-450 would require additional funding in the form of equity financings or debt. There can be no assurance that such efforts will be successful or that, in the event that they are successful, the terms and conditions of such financing will be commercially acceptable. Furthermore, the use of equity as a source of financing would dilute existing shareholders.

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

We may receive additional capital from the cash exercise of the SPAC Warrants, Series A Warrants, Series B Warrants, Odeon Warrants, PIPE Warrants, Daewoong Warrants, Two-Year Milestone Warrants and Five-Year Milestone Warrants. However, the exercise prices of such warrants range from $0.3221 to $828.00 per warrant and the last reported sales price of our common stock on August 6, 2026 was $0.2825. The likelihood that holders of the warrants will exercise their respective warrants, and therefore the likelihood of any amount of cash proceeds that we may receive, is dependent upon the trading price of our common stock after effectiveness of the registration statement related thereto registering the issuance of common stock underlying such warrants. If the trading price for our common stock does not maintain a price above the exercise price per share, we do not expect holders to exercise their respective warrants for cash. We will have broad discretion over the use of any proceeds from the exercise of such securities. Any proceeds from the exercise of such securities would increase our liquidity, but we are not currently budgeting for any cash proceeds from the exercise of such warrants when planning for our operational funding needs. Additionally, the SPAC Warrants and Series B Warrants may be exercised on a cashless basis at any time and we will not receive any proceeds from such exercise, even if such warrants are in-the-money.

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

As of the date of this Report, we expect to have sufficient cash to fund our operating plan into the first quarter of 2027, including net proceeds of $13.6 million from the 2026 Offering and Over-Allotment received in July 2026. This estimate does not assume any proceeds from future warrant exercises, additional ATM sales or other financings, and is subject to significant uncertainty, including the timing and cost of analytical studies, regulatory activities, clinical-startup work, payments to vendors and Daewoong, and other operating expenses. We will require additional capital before completing our planned development program, and there can be no assurance that financing will be available on acceptable terms or at all.

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $6.3 million, consisting primarily of a net loss of $12.9 million, non-cash gain of $4.8 million and changes in operating assets and liabilities of $1.8 million. Non-cash gain primarily consists of $8.9 million related to a loss on the fair value of convertible notes, $3.6 million related to stock-based compensation expense for our executives and directors, $1.7 million loss on derivative liability related to the Second Closing of the PIPE Financing, offset by $9.6 million related to decreases in the fair value of warrants. The change in operating assets and liabilities is primarily due to timing of payments to R&D service providers in accounts payable.

Net cash used in operating activities for the six months ended June 30, 2025 was $10.0 million, consisting primarily of a net income of $2.5 million and non-cash charges of $7.2 million and changes in operating assets and liabilities of $5.3 million, consisting primarily of $86.2 million related to change in the fair value of warrants and $3.5 million decrease related to change in the fair value of contingent consideration, offset by $75.6 million loss on issuance of warrants, $3.3 million non-cash expenses related to stock-based compensation for our executives and directors and $3.5 million related to and a change in the fair value of the convertible notes. The change in operating assets and liabilities is primarily due to $1.7 million from timing of clinical trial payments and $3.6 million for working capital and general corporate purposes.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025 were zero and a de minimis amount, respectively, related to the purchase of property and equipment in 2025.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $6.8 million, primarily from proceeds from the PIPE Financing and ATM, compared to $18.4 million for the six months ended June 30, 2025, primarily related to the 2025 Offering in the first quarter of fiscal 2025.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements as well as the expenses incurred during the reporting period. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to the financial position and results of operations. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. As of June 30, 2026, there have been no changes to our critical accounting policies from those reported on our Annual Report on Form 10-K.

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

Our Chief Executive Officer and Chief Financial Officer (“certifying officers”), in their role as Principal Executive and Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of June 30, 2026. Our certifying officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On November 20, 2025, Aegis Capital Corp. (“Aegis”) filed a lawsuit against the Company in the Supreme Court of the State of New York, alleging that the Company failed to honor Aegis’s right of first refusal (the “ROFR”) when AEON raised capital through a self-directed private placement in public equity (“PIPE”). In the complaint, Aegis claimed that AEON misappropriated $1.59 million by not engaging Aegis as its underwriter or bookrunner in the PIPE and sought punitive damages and attorneys' fees. Aegis was unsuccessful in its attempts to obtain both a temporary restraining order and permanent injunction. In April 2026, AEON's motion to dismiss was granted with prejudice and Aegis did not appeal the decision.

Item 1A. Risk Factors

We are subject to various risks and uncertainties in the course of our business. In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 30, 2026, which could materially affect our business, financial condition, or future results. The risks described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for

the year ended December 31, 2025 remain applicable to our business. The following risk factors describe material developments or changes to those risks since the filing of our Annual Report. The occurrence of any of these risks, or any of the risks previously disclosed, could materially and adversely affect our business, financial condition, results of operations and prospects.

Our July 2026 financing substantially increased the number of outstanding and potentially issuable shares and may continue to result in significant dilution and trading pressure.

In July 2026, we issued shares of common stock and pre-funded warrants and issued two-year and five-year milestone warrants tied to specified regulatory and clinical milestones. Exercise of the pre-funded warrants would increase the number of outstanding shares for nominal proceeds, and exercise of the milestone warrants would result in further dilution. The financing may also result in adjustments to the exercise price or number of shares underlying other outstanding warrants. The existence of a large number of outstanding warrants and pre-funded warrants may adversely affect the market price of our common stock and our ability to raise capital on favorable terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

4.4	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed by the Company with the SEC on January 7, 2025)
4.5	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Form 8-K filed by the Company with the SEC on January 7, 2025)
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the 8-K filed by the Company with the SEC on July 15, 2026)
4.7	Form of Two-Year Milestone Warrant (incorporated by reference to Exhibit 4.2 to the 8-K filed by the Company with the SEC on July 15, 2026)
4.8	Form of Five-Year Milestone Warrant (incorporated by reference to Exhibit 4.3 to the 8-K filed by the Company with the SEC on July 15, 2026)
4.9

Warrant Agency Agreement, dated as of July 15, 2026, by and between AEON Biopharma, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.4 to the 8-K filed by the Company with the SEC on July 15, 2026)

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

Date: August 12, 2026

AEON BIOPHARMA, INC.

By:	/s/ Robert Bancroft
Name:	Robert Bancroft
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Bencich
Name:	John Bencich
Title:	Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Jennifer Sy
Name:	Jennifer Sy
Title:	Chief Accounting Officer
(Principal Accounting Officer)